Form 10-Q
period 2005-07-02
VISANT CORP
filed 2005-08-16
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2005

or

☐                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification Number

333-112055	VISANT HOLDING CORP.	90-0207875
(Incorporated in Delaware) One Byram Brook Place, Suite 202 Armonk, New York 10504 Telephone: (914) 595-8200

333-120386	VISANT CORPORATION	90-0207604
(Incorporated in Delaware) One Byram Brook Place, Suite 202 Armonk, New York 10504 Telephone: (914) 595-8200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether any of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of August 12, 2005, there were 5,971,577 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

Visant Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of the Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction (H)(2) to such Form 10-Q.

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants:  Visant Holding Corp. (“Holdings”) and Visant Corporation, a wholly owned subsidiary of Holdings (“Visant”).  Unless the context indicates otherwise, any references in this report to the “Company”, “we”, “our”, “us” or “Holdings” refers to Visant Holding Corp., together with Visant Corporation and its consolidated subsidiaries.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
In thousands	2005	2004	2005	2004
Net sales	$562,519	$547,711	$871,639	$857,795
Cost of products sold	303,202	324,485	492,716	516,807
Gross profit	259,317	223,226	378,923	340,988
Selling and administrative expenses	135,215	134,632	238,392	241,905
Transaction costs	440	—	1,324	—
Special charges	1,855	430	4,807	1,120
Operating income	121,807	88,164	134,400	97,963
Loss on redemption of debt	—	—	—	420
Interest expense, net	30,459	43,192	61,027	85,729
Income before income taxes	91,348	44,972	73,373	11,814
Provision for income taxes	37,822	13,308	30,376	7,696
Net income	$53,526	$31,664	$42,997	$4,118

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 2,	July 3,	January 1,
In thousands, except share amounts	2005	2004	2005
ASSETS
Cash and cash equivalents	$12,547	$32,225	$84,964
Accounts receivable, net	197,085	184,946	158,243
Inventories, net	111,177	100,549	129,450
Salespersons overdrafts, net of allowance of $13,732, $10,510 and $12,722, respectively	24,894	21,414	35,415
Prepaid expenses and other current assets	9,236	12,000	13,639
Deferred income taxes	15,064	14,573	58,892
Total current assets	370,003	365,707	480,603
Property, plant and equipment	539,402	500,504	521,284
Less accumulated depreciation	(300,150)	(244,757)	(280,161)
Property, plant and equipment, net	239,252	255,747	241,123
Goodwill	1,108,334	1,119,740	1,108,445
Intangibles, net	583,669	643,650	606,195
Deferred financing costs, net	57,060	39,631	64,127
Other assets	11,176	11,080	10,904
Total assets	$2,369,494	$2,435,555	$2,511,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdrafts	$—	$2,964	$—
Short-term borrowings	9,020	34,675	8,300
Accounts payable	47,768	47,470	53,505
Accrued employee compensation and related taxes	41,656	40,628	46,860
Commissions payable	44,793	45,122	16,694
Customer deposits	61,967	58,632	156,511
Current portion of long-term debt	—	5,150	19,950
Other accrued liabilities	39,336	86,206	44,486
Total current liabilities	244,540	320,847	346,306

Long-term debt - less current maturities	1,592,245	1,398,493	1,667,231
Redeemable preferred stock	—	255,387	—
Deferred income taxes	238,218	248,437	252,414
Pension liabilities, net	26,963	28,322	27,489
Other noncurrent liabilities	6,747	5,822	5,643
Total liabilities	2,108,713	2,257,308	2,299,083

Commitments and contingencies

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,971,577 shares at July 2, 2005; 5,909,844 shares at January 1, 2005 and 504,584 shares at July 3, 2004
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at July 2, 2005 and January 1, 2005; 2,724,759 shares at July 3, 2004
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at July 2, 2005 and January 1, 2005; none at July 3, 2004	60	32	59
Additional paid-in-capital	524,402	380,377	518,413
Accumulated deficit	(264,620)	(202,801)	(307,617)
Accumulated other comprehensive income	939	1,192	1,459
Officer notes receivable	—	(553)	—
Total stockholders’ equity	260,781	178,247	212,314
Total liabilities and stockholders’ equity	$2,369,494	$2,435,555	$2,511,397

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	July 2,	July 3,
In thousands	2005	2004
Net income	$42,997	$4,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,600	30,152
Amortization of intangible assets	23,536	56,620
Amortization of debt discount, premium and deferred financing costs	15,964	11,382
Other amortization	387	424
Accrued interest on redeemable preferred stock	—	24,563
Deferred income taxes	29,632	(23,813)
Loss on redemption of debt	—	420
Other	(198)	(176)
Changes in assets and liabilities:
Accounts receivable	(39,533)	(43,231)
Inventories	20,299	13,184
Accounts payable and accrued expenses	(5,037)	2,040
Customer deposits	(96,499)	(92,834)
Other	32,617	64,186
Net cash provided by operating activities	54,765	47,035
Purchases of property, plant and equipment	(30,623)	(19,262)
Other investing activities, net	530	5,196
Net cash used in investing activities	(30,093)	(14,066)
Net book overdrafts	—	2,964
Net short-term borrowings	800	(7,328)
Principal payments on long-term debt	(103,500)	(43,309)
Redemption of senior subordinated notes	—	(5,800)
Proceeds from issuance of long-term debt	—	4,000
Net proceeds from issuance of common stock	5,933	—
Other	(327)	(321)
Net cash used in financing activities	(97,094)	(49,794)
Effect of exchange rate changes on cash and cash equivalents	5	(62)
Decrease in cash and cash equivalents	(72,417)	(16,887)
Cash and cash equivalents, beginning of period	84,964	49,112
Cash and cash equivalents, end of period	$12,547	$32,225

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
In thousands	2005	2004	2005	2004
Net sales	$562,519	$547,711	$871,639	$857,795
Cost of products sold	303,202	324,485	492,716	516,807
Gross profit	259,317	223,226	378,923	340,988
Selling and administrative expenses	135,199	134,601	238,332	241,796
Transaction costs	440	—	1,324	—
Special charges	1,855	430	4,807	1,120
Operating income	121,823	88,195	134,460	98,072
Loss on redemption of debt	—	—	—	420
Interest expense, net	26,066	39,156	52,299	77,759
Income before income taxes	95,757	49,039	82,161	19,893
Provision for income taxes	38,782	7,776	33,275	6,230
Net income	$56,975	$41,263	$48,886	$13,663

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 2,	July 3,	January 1,
In thousands, except share amounts	2005	2004	2005
ASSETS
Cash and cash equivalents	$11,849	$28,565	$82,269
Accounts receivable, net	197,085	184,946	158,243
Inventories, net	111,177	100,549	129,450
Salespersons overdrafts, net of allowance of $13,732, $10,510 and $12,722, respectively	24,894	21,414	35,415
Prepaid expenses and other current assets	9,236	11,804	13,639
Deferred income taxes	15,064	14,573	58,892
Total current assets	369,305	361,851	477,908
Property, plant and equipment	539,402	495,588	521,284
Less accumulated depreciation	(300,150)	(244,675)	(280,161)
Property, plant and equipment, net	239,252	250,913	241,123
Goodwill	1,108,334	1,119,740	1,108,445
Intangibles, net	583,669	643,650	606,195
Deferred financing costs, net	51,854	33,939	58,679
Other assets	11,176	11,080	10,904
Total assets	$2,363,590	$2,421,173	$2,503,254

LIABILITIES AND STOCKHOLDER’S EQUITY
Book overdrafts	$—	$2,964	$—
Short-term borrowings	9,020	34,675	8,300
Accounts payable	47,768	47,286	53,505
Accrued employee compensation and related taxes	41,656	40,628	46,860
Commissions payable	44,793	45,122	16,694
Customer deposits	61,967	58,632	156,511
Current portion of long-term debt	—	5,150	19,950
Other accrued liabilities	39,244	81,876	45,707
Total current liabilities	244,448	316,333	347,527

Long-term debt - less current maturities	1,416,500	1,235,515	1,500,050
Redeemable preferred stock	—	255,387	—
Deferred income taxes	247,733	251,778	258,769
Pension liabilities, net	26,963	28,322	27,489
Other noncurrent liabilities	6,747	5,822	5,643
Total liabilities	1,942,391	2,093,157	2,139,478

Commitments and contingencies

Common stock $.01 par value; authorized: 2,000,000 shares; issued and outstanding: 1,000 shares	—	—	—
Additional paid-in-capital	667,883	519,815	658,826
Accumulated deficit	(247,623)	(192,438)	(296,509)
Accumulated other comprehensive income	939	1,192	1,459
Officer notes receivable	—	(553)	—
Total stockholder’s equity	421,199	328,016	363,776
Total liabilities and stockholder’s equity	$2,363,590	$2,421,173	$2,503,254

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	July 2,	July 3,
In thousands	2005	2004
Net income	$48,886	$13,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,600	30,070
Amortization of intangible assets	23,536	56,620
Amortization of debt discount, premium and deferred financing costs	7,158	3,649
Other amortization	387	424
Accrued interest on redeemable preferred stock	—	24,563
Deferred income taxes	32,792	(20,946)
Loss on redemption of debt	—	420
Other	(198)	(176)
Changes in assets and liabilities:
Accounts receivable	(39,533)	(43,231)
Inventories	20,299	13,184
Accounts payable and accrued expenses	(5,038)	2,330
Customer deposits	(96,499)	(92,834)
Other	31,305	60,045
Net cash provided by operating activities	53,695	47,781
Purchases of property, plant and equipment	(30,623)	(14,346)
Other investing activities, net	530	5,196
Net cash used in investing activities	(30,093)	(9,150)
Net book overdrafts	—	2,964
Net short-term borrowings	800	(7,328)
Principal payments on long-term debt	(103,500)	(43,250)
Redemption of senior subordinated notes	—	(5,800)
Net contribution from Visant Holding Corp.	9,000	—
Other	(327)	(321)
Net cash used in financing activities	(94,027)	(53,735)
Effect of exchange rate changes on cash and cash equivalents	5	(62)
Decrease in cash and cash equivalents	(70,420)	(15,166)
Cash and cash equivalents, beginning of period	82,269	43,731
Cash and cash equivalents, end of period	$11,849	$28,565

See accompanying Notes to the Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Visant Holding Corp. and subsidiaries

1.              Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•                  Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•                  Visant and its wholly-owned subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

As a result of the 2004 Transactions as discussed in Note 2, the condensed consolidated financial statements include the consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings, Inc. (“Von Hoffmann”) and AHC I Acquisition Corp. (“Arcade”), entities under common control since July 30, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K for the fiscal year ended January 1, 2005 (“2004 Form 10-K”).

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Stock-Based Compensation

We apply the intrinsic method prescribed by Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options granted to employees and non-employee directors.  Accordingly, since all options are granted at or above fair value, no compensation cost is typically reflected in net income (loss) for these plans.  Our pro forma net income incorporating the amortization of the stock-based compensation expense determined under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, would not have been materially different from the reported net income in the statements of operations for the periods presented.

Recent Accounting Pronouncements

SFAS 123R – Statement of Accounting Standards No. 123 (revised 2004) Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123.  This statement eliminates the alternative to use the intrinsic value method of accounting that was permitted in SFAS 123 as originally issued and will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards.  This statement is effective for us as of the first interim or annual reporting period that commences after December 15, 2005.  We have not yet determined the impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

FSP 109-2 – Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

In October 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law.  This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at a favorable rate of tax.  In December 2004, the FASB issued Staff Position (FSP) 109-2, which provides accounting and disclosure guidance for the repatriation provision.  Although we intend to repatriate earnings from our Canadian subsidiary in an amount that could range from $8 million to $13 million, we have not yet completed our analysis of the tax effect of such a distribution.  Due to the complexity of the calculations, we anticipate that our analysis of the tax benefit of repatriation will be completed by the fourth quarter of 2005 and that the effect on the Company’s effective annual rate will be recorded at that time.

2.              2004 Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed transactions (collectively, the “2004 Transactions”) which created a specialty printing, marketing and school-related affinity products and services organization comprised of the operations of Jostens, Von Hoffmann, including Von Hoffmann’s subsidiary, The Lehigh Press, Inc., and Arcade.

Prior to the 2004 Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the 2004 Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdings’ voting interest and 45% of Holdings’ economic interest.   Approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed.  As a result of the 2004 Transactions, affiliates of DLJMBP III held equity interests representing approximately 41% of our voting interest and 45% of our economic interest, with the remainder held by other co-investors and certain members of management.  After giving effect to the issuance of equity to additional members of management, as of May 13, 2005 affiliates of KKR and DLJMBP III held approximately 49.1% and 41%, respectively, of the voting interests of Holdings, while each continues to hold approximately 45% of Holdings’ economic interest.

In connection with the 2004 Transactions, Visant entered into new senior secured credit facilities, providing for an aggregate amount of $1,270 million, including a $250 million revolving credit facility, and issued $500 million aggregate principal amount of 7 5/8% senior subordinated notes.   Also in connection with the 2004 Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million including the redemption value of certain remaining redeemable preferred stock.

3.              Comprehensive Income

The following amounts were included in determining comprehensive income for Holdings:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
In thousands	2005	2004	2005	2004
Net income	$53,526	$31,664	$42,997	$4,118
Change in cumulative translation adjustment	(295)	75	(520)	286
Comprehensive income	$53,231	$31,739	$42,477	$4,404

The following amounts were included in determining comprehensive income for Visant:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
In thousands	2005	2004	2005	2004
Net income	$56,975	$41,263	$48,886	$13,663
Change in cumulative translation adjustment	(295)	75	(520)	286
Comprehensive income	$56,680	$41,338	$48,366	$13,949

4.              Accounts Receivable and Inventories

Accounts receivable, net were comprised of the following:

	July 2,	July 3,	January 1,
In thousands	2005	2004	2005
Trade receivables	$212,974	$198,949	$167,663
Allowance for doubtful accounts	(3,892)	(3,789)	(3,621)
Allowance for sales returns	(11,997)	(10,214)	(5,799)
Accounts receivable, net	$197,085	$184,946	$158,243

Net inventories were comprised of the following:

	July 2,	July 3,	January 1,
In thousands	2005	2004	2005
Raw materials and supplies	$48,953	$52,165	$44,989
Work-in-process	50,938	34,584	47,695
Finished goods	13,458	15,034	38,938
	113,349	101,783	131,622
LIFO reserve	(2,172)	(1,234)	(2,172)
Inventories, net	$111,177	$100,549	$129,450

5.              Goodwill and Other Intangible Assets, net

The changes in the carrying amount of goodwill were as follows:

	Six months ended
	July 2,	July 3,
In thousands	2005	2004
Balance at beginning of year	$1,108,445	$1,138,664
Goodwill acquired during the period	17	14
Purchase price adjustments	(113)	(18,908)
Currency translation	(15)	(30)
Balance at end of period	$1,108,334	$1,119,740

As of July 2, 2005, $717.2 million and $391.1 million of goodwill has been allocated to Jostens and the Print Group, respectively.

During the first six months of 2004, purchase price adjustments primarily related to a reduction in the fair value of Jostens’ redeemable preferred stock.

Information regarding our other intangible assets, net as of the dates indicated is as follows:

		July 2, 2005			July 3, 2004
		Gross			Gross
	Estimated	carrying	Accumulated		carrying	Accumulated
In thousands	useful life	amount	amortization	Net	amount	amortization	Net
School relationships	10 years	$330,000	$(63,851)	$266,149	$330,000	$(30,977)	$299,023
Order backlog	1.5 years	48,700	(48,700)	—	49,394	(37,292)	12,102
Internally developed software	2 to 5 years	12,200	(6,655)	5,545	12,200	(3,183)	9,017
Patented/unpatented technology	3 years	19,668	(9,978)	9,690	19,592	(5,529)	14,063
Customer relationships	4 to 40 years	36,455	(9,225)	27,230	35,455	(6,530)	28,925
Other	3 years	16,619	(6,144)	10,475	17,619	(1,679)	15,940
		463,642	(144,553)	319,089	464,260	(85,190)	379,070
Trademarks	Indefinite	264,580	—	264,580	264,580	—	264,580
		$728,222	$(144,553)	$583,669	$728,840	$(85,190)	$643,650

Amortization expense related to other intangible assets was $11.8 million and $44.4 million for the three months ended July 2, 2005 and July 3, 2004, respectively.  For the six months ended July 2, 2005 and July 3, 2004, amortization expense related to other intangible assets was $23.5 and $56.6 million, respectively.

Based on intangible assets in service as of July 2, 2005, estimated amortization expense for the remainder of 2005 and each of the five succeeding fiscal years is $23.2 million, $44.4 million, $40.6 million, $38.8 million, $34.9 million and $34.7 million, respectively.

6.              Special Charges

During the second quarter of 2005, we recorded $1.9 million of special charges relating to severance payments and related benefits associated with on-going initiatives at Jostens and the Print Group.  Jostens recorded $1.6 million relating to a headcount reduction of 19 employees while the Print Group recorded $0.3 million related to severance costs reducing headcount by four employees.

For the six months ended June 2005, we incurred $4.8 million of special charges, including $3.8 million related to severance costs and related benefits associated with the reduction in headcount of 44 Jostens employees.  The Print Group recorded severance of $0.7 million related to a reduction in personnel of five employees, as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.  As of July 2, 2005, we have paid $2.4 million related to initiatives begun in 2005 (“2005 initiatives”), which have affected 49 employees.

Restructuring accruals of $4.8 million as of July 2, 2005 and $8.1 million as of January 1, 2005 are included in other accrued liabilities in the condensed consolidated balance sheets.  The accruals as of January 1, 2005 include amounts provided for severance related to reductions in corporate and administrative employees from both Jostens and the Print Group, as well as the consolidation of our Print Group’s one- and two-color print operations.

On a cumulative basis through July 2, 2005, we incurred $13.4 million of employee severance costs related to initiatives begun in 2004 (“2004 initiatives”), which affected 310 employees.  To date, we have paid $10.6 million in cash related to these initiatives.

Changes in the restructuring accruals during the six months of 2005 were as follows:

	2004 Initiatives		2005 Initiatives		Total
		No. of		No. of		No. of
		employees		employees		employees
In thousands	Amount	affected	Amount	affected	Amount	affected
Balance at January 1, 2005	$8,121	162	$—	—	$8,121	162
Restructuring charges	—	—	4,461	49	4,461	49
Severance paid	(5,343)	(162)	(2,428)	(33)	(7,771)	(195)
Balance at July 2, 2005	$2,778	—	$2,033	16	$4,811	16

We expect the majority of the remaining severance to be paid during 2005.

7.              Long-Term Debt

Long-term debt consists of the following:

	July 2,	July 3,	January 1,
In thousands	2005	2004	2005
Visant:
Borrowings under our senior secured credit facility:
Term Loan A, variable rate, 6.00 percent at July 2, 2005 and 4.90 percent at January 1, 2005 with semi-annual principal and interest payments through October 2010	$90,000	$—	$150,000
Term Loan C, variable rate, 5.94 percent at July 2, 2005 and 4.65 percent at January 1, 2005 with semi-annual principal and interest payments through October 2011	826,500	—	870,000
Senior subordinated notes, 7.625 percent fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	—	500,000
Term loan - Jostens, variable rate, 3.86 percent at July 3, 2004, paid in full October 2004		417,704	—
Senior subordinated notes - Jostens, 12.75 percent fixed rate, including premium of $20,880 at July 3, 2004, paid in full October 2004	—	224,865	—
Senior notes - Von Hoffmann, 10.25 percent fixed rate, including premium of $2,485 at July 3, 2004, paid in full October 2004	—	277,485	—
Senior subordinated notes - Von Hoffmann, 10.375 percent fixed rate, paid in full October 2004	—	100,000	—
Subordinated exchange debentures - Von Hoffmann, 13.5 percent fixed rate, paid in full October 2004	—	44,181	—
Senior notes - Arcade, 10.5 percent fixed rate, paid in full October 2004	—	103,510	—
Amended and restated notes - Arcade, 16.0 percent fixed rate, net of discount of $5,015 at July 3, 2004, paid in full October 2004	—	72,920	—
	1,416,500	1,240,665	1,520,000
Less current portion	—	5,150	19,950
	1,416,500	1,235,515	1,500,050

Holdings:
Senior discount notes, 10.25 percent fixed rate, net of discount of $71,455 at July 2, 2005, $88,165 at July 3, 2004 and $80,019 at January 1, 2005, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, accreted principal due and payable at maturity - December 2013	175,745	159,035	167,181
Promissory note, variable rate, 3.45 percent at April 3, 2004, paid in full December 2004	—	3,943	—
	$1,592,245	$1,398,493	$1,667,231

During the six months ended July 2, 2005, Visant voluntarily prepaid $103.5 million of its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its term loans A and C in 2005 through most of 2009.  As of July 2, 2005, there was $9.0 million outstanding in the form of short-term borrowings at our Canadian subsidiary at a weighted average interest rate of 5.1% and an additional $15.8 million outstanding in the form of letters of credit, leaving $225.2 million available under the revolving credit facility.

In conjunction with the 2004 Transactions as described in Note 2, we repaid the existing indebtedness of Jostens, Von Hoffmann and Arcade in full.

Visant’s obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., a direct wholly-owned subsidiary of Holdings and the direct parent of Visant, and by Visant’s material current and future domestic subsidiaries.  The obligations of Visant’s principal Canadian operating subsidiary under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., by Visant, by Visant’s material current and future domestic subsidiaries and by Visant’s other current and future Canadian subsidiaries.  Visant’s obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary Holdings Corp. and Visant’s material current and future domestic subsidiaries, including but not limited to:

•                  all of Visant’s capital stock and the capital stock of each of Visant’s existing and future direct and indirect subsidiaries, except that with respect to foreign subsidiaries such lien and pledge is limited to 65% of the capital stock of “first-tier” foreign subsidiaries; and

•                  substantially all of Visant’s material existing and future domestic subsidiaries’ tangible and intangible assets.

The obligations of Jostens Canada Ltd. under the senior secured credit facilities, and the guarantees of those obligations, are secured by the collateral referred to in the prior paragraph and substantially all of the tangible and intangible assets of Jostens Canada Ltd. and each of Visant’s other current and future Canadian subsidiaries.

The senior secured credit facilities require Visant to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  In addition, the senior secured credit facilities contain certain restrictive covenants which will, among other things, limit Visant’s and its subsidiaries’ ability to incur additional indebtedness, pay dividends, prepay subordinated debt, make investments, merge or consolidate, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of default, subject to grace periods, as appropriate.

The indentures governing Visant’s senior subordinated notes and Holdings’ senior discount notes also contain numerous covenants including, among other things, restrictions on our ability to:  incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; engage in transactions with affiliates; and create liens.

Visant’s senior secured credit facilities and senior subordinated notes contain certain cross-default and cross-acceleration provisions whereby a default under or acceleration of other material debt obligations would cause a default under or acceleration of the senior secured credit facilities and the Visant senior subordinated notes.

As of July 2, 2005, we were in compliance with all covenants under our material debt obligations.

8.              Redeemable Preferred Stock

In conjunction with the 2004 Transactions as described in Note 2, all outstanding shares of redeemable preferred stock of Jostens and Arcade, together with accrued dividends, were redeemed in full.

9.              Derivative Financial Instruments and Hedging Activities

Our involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks.  Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in euros.  At July 2, 2005, there were no contracts outstanding.

10.  Commitments

We are subject to market risk associated with changes in the price of precious metals.  To mitigate our commodity price risk, we enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  Our purchase commitment at July 2, 2005 was $8.3 million with delivery dates occurring throughout 2005.  These forward purchase contracts are considered normal purchases and therefore subject to a scope exclusion of the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  The fair market value of our open precious metal forward contracts as of July 2, 2005 was $8.4 million and was calculated by valuing each contract at quoted futures prices.

11.       Income Taxes

Consistent with the provisions of APB 28, Interim Financial Reporting, we have provided an income tax provision based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Based on those estimates, for the six months ended July 2, 2005, we provided an income tax provision at a consolidated effective rate of 41.4% and 40.5% for Holdings and Visant, respectively.  The annual effective tax rate does not include any anticipated benefit attributable to the dividend repatriation provisions under the American Jobs Creation Act of 2004 as discussed in Note 1.  Our preliminary evaluation indicates that the benefit of the repatriation would result in an effective tax rate for the year between 39% and 40%.

For the comparable six-month period ended July 3, 2004, the effective income tax rate for Holdings and Visant was 65.1% and 31.3%, respectively.  These tax rates reflect the combined effect of separately reported effective tax rates for Holdings and our acquired companies prior to the 2004 Transactions.   Accordingly, these tax rates are not intended to reflect a combined effective tax rate that would have been reported if the 2004 Transactions had occurred at the beginning of the 2004 fiscal period.

The consolidated effective tax rates remained the same for the six month period ended July 2, 2005 as they were for the three month period ended April 2, 2005, since there have not been any significant events that would warrant a change in rate.

12.       Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	July 2,	July 3,	July 2,	July 3,
In thousands	2005	2004	2005	2004
Service cost	$1,825	$1,824	$10	$10
Interest cost	3,711	3,540	78	87
Expected return on plan assets	(5,314)	(4,914)	—	—
Administrative expenses	179	96	—	—
Amortization of prior year service cost	13	12	—	—
Net periodic benefit expense	$414	$558	$88	$97

	Pension benefits		Postretirement benefits
	Six months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
In thousands	2005	2004	2005	2004
Service cost	$3,650	$3,649	$20	$21
Interest cost	7,421	7,079	156	174
Expected return on plan assets	(10,627)	(9,827)	—	—
Administrative expenses	358	191	—	—
Amortization of prior year service cost	26	24	—	—
Net periodic benefit expense	$828	$1,116	$176	$195

For the six months ended July 2, 2005, we made contributions totaling $1.5 million to the pension plans and $0.4 million to the postretirement welfare plans.  This is consistent with our projected contributions for 2005 of $2.7 million to the pension plans and $0.7 million to the postretirement benefit plans as disclosed in our 2004 Form 10-K.

13.       Business Segments

Our reportable segments consist of Jostens and our Print Group.  Jostens is a leading provider of school-related affinity products and services that help people celebrate important moments, recognize achievements and build affiliation.  Jostens’ products include yearbooks, class rings, graduation products and school photography.  Visant’s Print Group includes the production of four-color case bound and soft-cover educational textbooks and textbook covers, standardized test materials and related components for major educational publishers in the United States. The Print Group also produces business-to-business catalogues and multi-sensory and interactive advertising sampling systems for the fragrance, cosmetics and personal care markets, as well as other consumer product markets, and a range of innovative printing products and services to the direct marketing sector.

The following tables present information of Holdings by business segment.

	Three months ended July 2, 2005
		Print	Intersegment	Consolidated
In thousands	Jostens	Group	Eliminations	Totals
Net sales to external customers	$396,812	$165,707	$—	$562,519
Inter-segment net sales	—	862	(862)	—
Operating income	99,838	21,969	—	121,807
Depreciation and amortization	18,706	8,672	—	27,378

	Three months ended July 3, 2004
		Print	Intersegment	Consolidated
In thousands	Jostens	Group	Eliminations	Totals
Net sales to external customers	$376,186	$171,525	$—	$547,711
Operating income	62,818	25,346	—	88,164
Depreciation and amortization	51,045	7,515	—	58,560

	Six months ended July 2, 2005
		Print	Intersegment	Consolidated
In thousands	Jostens	Group	Eliminations	Totals
Net sales to external customers	$536,550	$335,089	$—	$871,639
Inter-segment net sales	—	1,258	(1,258)	—
Operating income	89,908	44,492	—	134,400
Depreciation and amortization	37,506	17,017	—	54,523

	Six months ended July 3, 2004
		Print	Intersegment	Consolidated
In thousands	Jostens	Group	Eliminations	Totals
Net sales to external customers	$519,271	$338,524	$—	$857,795
Operating income	56,862	41,101	—	97,963
Depreciation and amortization	69,684	17,512	—	87,196

14.         Condensed Consolidating Guarantor Information

As discussed in Note 7, Visant’s obligations under the senior secured credit facilities and the 7 5/8% senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries on a full unconditional and joint and several basis.  The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended July 2, 2005

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$546,265	$20,968	$(4,714)	$562,519
Cost of products sold	(5,183)	303,842	9,257	(4,714)	303,202
Gross profit	5,183	242,423	11,711	—	259,317
Selling and administrative expenses	289	126,480	8,430	—	135,199
Transaction costs	440	—	—	—	440
Special charges	—	1,855	—	—	1,855
Operating income	4,454	114,088	3,281	—	121,823
Net interest expense	20,600	26,329	189	(21,052)	26,066
Equity (earnings) loss in subsidiary, net of tax	(52,295)	(2,028)	—	54,323	—
Income (loss) before income taxes	36,149	89,787	3,092	(33,271)	95,757
Provision for (benefit from) income taxes	10,696	37,492	1,064	(10,470)	38,782
Net income (loss)	$25,453	$52,295	$2,028	$(22,801)	$56,975

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended July 2, 2005

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$845,316	$34,839	$(8,516)	$871,639
Cost of products sold	(5,183)	490,419	15,998	(8,518)	492,716
Gross profit	5,183	354,897	18,841	2	378,923
Selling and administrative expenses	(163)	223,582	14,913	—	238,332
Transaction costs	539	785	—	—	1,324
Special charges	—	4,549	258	—	4,807
Operating income	4,807	125,981	3,670	2	134,460
Net interest expense	46,225	52,808	380	(47,114)	52,299
Equity (earnings) loss in subsidiary, net of tax	(43,645)	(2,177)	—	45,822	—
Income (loss) before income taxes	2,227	75,350	3,290	1,294	82,161
Provision for (benefit from) income taxes	461	31,705	1,113	(4)	33,275
Net income	$1,766	$43,645	$2,177	$1,298	$48,886

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended July 3, 2004

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$530,544	$22,797	$(5,630)	$547,711
Cost of products sold	—	317,524	12,653	(5,692)	324,485
Gross profit	—	213,020	10,144	62	223,226
Selling and administrative expenses	—	126,443	8,158	—	134,601
Special charges	—	430	—	—	430
Operating income	—	86,147	1,986	62	88,195
Net interest expense	—	38,937	219	—	39,156
Equity (earnings) loss in subsidiary, net of tax	(41,118)	(1,212)	—	42,330	—
Income (loss) before income taxes	41,118	48,422	1,767	(42,268)	49,039
Provision for (benefit from) income taxes	—	7,304	555	(83)	7,776
Net income (loss)	$41,118	$41,118	$1,212	$(42,185)	$41,263

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended July 3, 2004

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$830,633	$35,442	$(8,280)	$857,795
Cost of products sold	—	506,282	18,803	(8,278)	516,807
Gross profit	—	324,351	16,639	(2)	340,988
Selling and administrative expenses	—	227,202	14,594	—	241,796
Special charges	—	1,120	—	—	1,120
Operating income (loss)	—	96,029	2,045	(2)	98,072
Loss on redemption of debt	—	420	—	—	420
Net interest expense	—	77,273	486	—	77,759
Equity (earnings) loss in subsidiary, net of tax	(13,661)	(1,086)	—	14,747	—
Income (loss) before income taxes	13,661	19,422	1,559	(14,749)	19,893
Provision for (benefit from) income taxes	—	5,761	473	(4)	6,230
Net income (loss)	$13,661	$13,661	$1,086	$(14,745)	$13,663

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

July 2, 2005

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$9,330	$(4,804)	$7,323	$—	$11,849
Accounts receivable, net	1,053	184,668	11,364	—	197,085
Inventories, net	—	107,630	3,573	(26)	111,177
Salespersons overdrafts, net	—	18,200	6,694	—	24,894
Intercompany receivable (payable)	14,475	696	—	(15,171)	—
Prepaid expenses and other current assets	1,081	7,632	523	—	9,236
Deferred income taxes	(449)	15,438	75	—	15,064
Total current assets	25,490	329,460	29,552	(15,197)	369,305
Property, plant, and equipment, net	356	235,451	3,445	—	239,252
Goodwill	—	1,066,382	41,952	—	1,108,334
Intangibles, net	—	562,759	20,910	—	583,669
Deferred financing costs, net	51,854	—	—	—	51,854
Intercompany receivable (payable)	1,398,786	94,195	499	(1,493,480)	—
Other assets	—	11,751	1,137	(1,712)	11,176
Investment in subsidiaries	418,141	65,924	—	(484,065)	—
Total assets	$1,894,627	$2,365,922	$97,495	$(1,994,454)	$2,363,590

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$9,020	$—	$9,020
Accounts payable	2,499	43,774	1,495	—	47,768
Accrued employee compensation	7,197	32,383	2,076	—	41,656
Commissions payable	—	42,818	1,975	—	44,793
Customer deposits	—	57,339	4,628	—	61,967
Intercompany payable (receivable)	57,358	20,449	1,318	(79,125)	—
Other accrued liabilities	9,587	27,339	2,333	(15)	39,244
Total current liabilities	76,641	224,102	22,845	(79,140)	244,448
Long-term debt, less current maturities	1,416,500	—	—	—	1,416,500
Intercompany payable (receivable)	42,840	1,450,640	—	(1,493,480)	—
Deferred income taxes	—	239,133	8,600	—	247,733
Pension liabilities, net	(322)	27,285	—	—	26,963
Other noncurrent liabilities	—	6,621	126	—	6,747
Total liabilities	1,535,659	1,947,781	31,571	(1,572,620)	1,942,391
Stockholder’s equity	358,968	418,141	65,924	(421,834)	421,199
Total liabilities and stockholder’s equity	$1,894,627	$2,365,922	$97,495	$(1,994,454)	$2,363,590

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

July 3, 2004

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$24,996	$3,569	$—	$28,565
Accounts receivable, net	—	173,624	11,322	—	184,946
Inventories, net	—	97,471	3,107	(29)	100,549
Salespersons overdrafts, net	—	15,714	5,700	—	21,414
Prepaid expenses and other current assets	—	10,853	951	—	11,804
Deferred income taxes	—	14,498	75	—	14,573
Total current assets	—	337,156	24,724	(29)	361,851
Property, plant, and equipment, net	—	247,057	3,856	—	250,913
Goodwill	—	1,080,261	39,479	—	1,119,740
Intangibles, net	—	620,056	23,594	—	643,650
Deferred financing costs, net	—	33,939	—	—	33,939
Other assets	—	10,860	1,931	(1,711)	11,080
Investment in subsidiaries	329,745	60,948	—	(390,693)	—
Total assets	$329,745	$2,390,277	$93,584	$(392,433)	$2,421,173

LIABILITIES AND STOCKHOLDER’S EQUITY
Book overdrafts	$—	$2,964	$—	$—	$2,964
Short-term borrowings	—	25,000	9,675	—	34,675
Accounts payable	—	45,299	1,987	—	47,286
Accrued employee compensation	—	38,449	2,179	—	40,628
Commissions payable	—	43,449	1,673	—	45,122
Customer deposits	—	54,413	4,219	—	58,632
Current portion of long-term debt	—	5,150	—	—	5,150
Deferred income taxes	—	—	—	—	—
Intercompany (receivable) payable	—	(1,775)	1,775	—	—
Other accrued liabilities	—	79,704	2,183	(11)	81,876
Total current liabilities	—	292,653	23,691	(11)	316,333
Long-term debt, less current maturities	—	1,235,515	—	—	1,235,515
Redeemable preferred stock	—	255,387	—	—	255,387
Deferred income taxes	—	242,946	8,832	—	251,778
Pension liabilities, net	—	28,322	—	—	28,322
Other noncurrent liabilities	—	5,709	113	—	5,822
Total liabilities	—	2,060,532	32,636	(11)	2,093,157
Stockholder’s equity	329,745	329,745	60,948	(392,422)	328,016
Total liabilities and stockholder’s equity	$329,745	$2,390,277	$93,584	$(392,433)	$2,421,173

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

January 1, 2005

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$80,933	$(2,241)	$3,577	$—	$82,269
Accounts receivable, net	—	147,262	10,981	—	158,243
Inventories, net	—	127,036	2,443	(29)	129,450
Salespersons overdrafts, net	—	27,541	7,874	—	35,415
Prepaid expenses and other current assets	530	12,648	461	—	13,639
Intercompany (payable) receivable	(85,221)	85,221	—	—	—
Deferred income taxes	—	58,817	75	—	58,892
Total current assets	(3,758)	456,284	25,411	(29)	477,908
Property, plant, and equipment, net	62	236,714	4,347	—	241,123
Goodwill	—	1,066,320	42,125	—	1,108,445
Intangibles, net	—	585,285	20,910	—	606,195
Deferred financing costs, net	58,679	—	—	—	58,679
Intercompany (payable) receivable	(58,679)	58,114	565	—	—
Other assets	—	10,425	2,191	(1,712)	10,904
Investment in subsidiaries	375,015	63,747	—	(438,762)	—
Total assets	$371,319	$2,476,889	$95,549	$(440,503)	$2,503,254

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$8,300	$—	$8,300
Accounts payable	2,508	49,278	1,719	—	53,505
Accrued employee compensation	308	44,487	2,065	—	46,860
Commissions payable	—	14,173	2,521	—	16,694
Customer deposits	—	151,103	5,408	—	156,511
Current portion of long-term debt	19,950	—	—	—	19,950
Intercompany (receivable) payable	(9,707)	26,073	475	(16,841)	—
Other accrued liabilities	9,595	33,512	2,611	(11)	45,707
Total current liabilities	22,654	318,626	23,099	(16,852)	347,527
Long-term debt, less current maturities	1,500,050	—	—	—	1,500,050
Intercompany (receivable) payable	(1,500,050)	1,500,050	—	—	—
Deferred income taxes	—	250,066	8,703	—	258,769
Pension liabilities, net	—	27,489	—	—	27,489
Other noncurrent liabilities	—	5,643	—	—	5,643
Total liabilities	22,654	2,101,874	31,802	(16,852)	2,139,478
Stockholder’s equity	348,665	375,015	63,747	(423,651)	363,776
Total liabilities and stockholder’s equity	$371,319	$2,476,889	$95,549	$(440,503)	$2,503,254

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNUADITED)

Six months ended July 2, 2005

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net income (loss)	$1,766	$43,645	$2,177	$1,298	$48,886
Other cash provided by (used in) operating activities	18,215	(12,966)	858	(1,298)	4,809
Net cash provided by operating activities	19,981	30,679	3,035	—	53,695
Purchases of property, plant, and equipment	(295)	(30,250)	(78)	—	(30,623)
Proceeds from asset sales	—	1,555	—	—	1,555
Other investing activities, net	—	(1,009)	(16)	—	(1,025)
Net cash used in investing activities	(295)	(29,704)	(94)	—	(30,093)
Net short-term borrowings	—	—	800	—	800
Principal payments on long-term debt	(103,500)	—	—	—	(103,500)
Intercompany (receivable) payable	3,198	(3,198)	—	—	—
Net contribution from Visant Holding Corp	9,000				9,000
Other financing activities, net	13	(340)	—	—	(327)
Net cash (used in) provided by financing activities	(91,289)	(3,538)	800	—	(94,027)
Effect of exchange rate changes on cash and cash equivalents	—	—	5	—	5
(Decrease) increase in cash and cash equivalents	(71,603)	(2,563)	3,746	—	(70,420)
Cash and cash equivalents, beginning of period	80,933	(2,241)	3,577	—	82,269
Cash and cash equivalents, end of period	$9,330	$(4,804)	$7,323	$—	$11,849

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNUADITED)

Six months ended July 3, 2004

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net income (loss)	$13,661	$13,661	$1,086	$(14,745)	$13,663
Other cash (used in) provided by operating activities	(13,661)	33,822	(788)	14,745	34,118
Net cash provided by operating activities	—	47,483	298	—	47,781
Purchases of property, plant, and equipment	—	(14,138)	(208)	—	(14,346)
Proceeds from asset sales	—	5,295	—	—	5,295
Other investing activities, net	—	(99)	—	—	(99)
Net cash used in investing activities	—	(8,942)	(208)	—	(9,150)
Net book overdraft borrowings (repayments)	—	2,964		—	2,964
Net short-term borrowings (repayments)	—	(4,238)	(3,090)	—	(7,328)
Principal payments on long-term debt	—	(43,250)	—	—	(43,250)
Redemption of senior subordinated notes	—	(5,800)	—	—	(5,800)
Other financing activities, net	—	(321)	—	—	(321)
Net cash (used in) provided by financing activities	—	(50,645)	(3,090)	—	(53,735)
Effect of exchange rate changes on cash and cash equivalents	—	—	(62)	—	(62)
(Decrease) increase in cash and cash equivalents	—	(12,104)	(3,062)	—	(15,166)
Cash and cash equivalents, beginning of period	—	37,100	6,631	—	43,731
Cash and cash equivalents, end of period	$—	$24,996	$3,569	$—	$28,565

ITEM 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise indicated, management’s discussion and analysis of financial condition and results of operations is provided with respect to Holdings, which has materially the same as the financial condition and results of operations as Visant.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements.”  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.  Forward-looking statements are based on our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “continue”, “believe”, or the negative thereof or other similar expressions, which are intended to identify forward-looking statements and information.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements.   These forward-looking statements are based on estimates and assumptions by our management that, although we believe are reasonable, are inherently uncertain and subject to a number of risks and uncertainties and you should not place undue reliance on them.

Such risks and uncertainties include, but are not limited to, the following: our substantial indebtedness; our inability to implement our business strategy and achieve anticipated cost savings in a timely and effective manner; competition from other companies; the seasonality of our businesses; the loss of significant customers or customer relationships; fluctuations in raw material prices; our reliance on a limited number of suppliers; our reliance on numerous complex information systems; the reliance of our businesses on limited production facilities; the amount of capital expenditures required at our businesses; labor disturbances; environmental regulations; foreign currency fluctuations and foreign exchange rates; the outcome of litigation; control by our controlling stockholders; the dependency on the sale of school textbooks; the textbook adoption cycle and levels of government funding for education spending; Jostens’ reliance on independent sales representatives; and the failure of our sampling systems to comply with U.S. postal regulations.  These factors could cause actual results to differ materially from historical results or those anticipated or predicted by the forward-looking information.

We caution that the foregoing list of important factors is not exclusive.  Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly or revise any of them in light of new information, future events or otherwise, except as required by law.

GENERAL

We generate a significant portion of our net sales through the sale of specialty printing and marketing products to the North American education sector.  Our printing and marketing products include, among others, yearbooks, educational materials, diplomas, announcements, direct marketing materials and commercial printing.  We also manufacture and distribute non-print school-related affinity products and services, such as class rings, caps and gowns and school photography.  We sell our products and services to end customers through different sales channels, including independent sales representatives and dedicated sales forces.  Our sales and results of operations are impacted by general economic conditions, seasonality, costs of raw materials, school population trends, product quality and service and price.

Our reportable segments consist of Jostens and the Print Group.  Jostens is a leading provider of school-related affinity products and services that help people celebrate important moments, recognize achievements and build affiliation.  Jostens’ products include yearbooks, class rings, graduation products and school photography.

The Print Group includes the production of four-color case bound and soft-cover educational textbooks and textbook covers, standardized test materials and related components for major educational publishers in the United States. The Print Group also produces business-to-business catalogues and multi-sensory and interactive advertising sampling systems for the fragrance, cosmetics and personal care markets, as well as other consumer product markets, and a range of innovative printing products and services to the direct marketing sector.

2004 Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed transactions (collectively, the “2004 Transactions”) which created a specialty printing, marketing and school-related affinity products and services organization comprised of the operations of Jostens, Von Hoffmann, including Von Hoffmann’s subsidiary, The Lehigh Press, Inc., and Arcade.

Prior to the 2004 Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the 2004 Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdings’ voting interest and 45% of Holdings’ economic interest.   Approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed.  As a result of the 2004 Transactions, affiliates of DLJMBP III held equity interests representing approximately 41% of our voting interest and 45% of our economic interest, with the remainder held by other co-investors and certain members of management.  After giving effect to the issuance of equity to additional members of management, as of May 13, 2005 affiliates of KKR and DLJMBP III held approximately 49.1% and 41%, respectively, of the voting interests of Holdings, while each continues to hold approximately 45% of Holdings’ economic interest.

In connection with the 2004 Transactions, Visant entered into new senior secured credit facilities, providing for an aggregate amount of $1,270 million, including a $250 million revolving credit facility, and issued $500 million aggregate principal amount of 7 5/8% senior subordinated notes.   Also in connection with the 2004 Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million including redemption value of certain remaining redeemable preferred stock.

CRITICAL ACCOUNTING POLICIES

The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of the annual financial statements, the most significant of which relates to income taxes.  For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate based on estimates of the components that impact the tax rate.  Those components are re-evaluated each interim period and, if changes in our estimates are significant, we modify our estimate of the annual effective tax rate and make any required adjustments in the interim period.

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Form 10-K for the fiscal year ended January 1, 2005 (“2004 Form 10-K”).

Recent Accounting Pronouncements

SFAS 123R – Statement of Accounting Standards No. 123 (revised 2004) Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123.  This statement eliminates the alternative to use the intrinsic value method of accounting that was permitted in SFAS 123 as originally issued and will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards.  This statement is effective for us as of the first interim or annual reporting period that commences after December 15, 2005.  We have not yet determined the impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

FSP 109-2 – Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

In October 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law.  This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at a favorable rate of tax.  In December 2004, the FASB issued Staff Position (FSP) 109-2, which provides accounting and disclosure guidance for the repatriation provision.  Although we intend to repatriate earnings from our Canadian subsidiary in an amount that could range from $8 million to $13 million, we have not yet completed our analysis of the tax effect of such repatriation.  Due to the complexity of the calculations, we anticipate that our analysis of the tax benefit of repatriation will be completed by the fourth quarter of 2005 and that the effect on the Company’s effective annual rate will be recorded at that time.

RESULTS OF OPERATIONS

Three Months Ended July 2, 2005 Compared to the Three Months Ended July 3, 2004

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended July 2, 2005 and July 3, 2004.

	Three months ended
	July 2,	July 3,
In thousands	2005	2004	$ Change	% Change
Net sales	$562,519	$547,711	$14,808	2.7%
Cost of products sold	303,202	324,485	(21,283)	(6.6%)
Gross profit	259,317	223,226	36,091	16.2%
% of net sales	46.1%	40.8%

Selling and administrative expenses	135,215	134,632	583	0.4%
% of net sales	24.0%	24.6%

Transaction costs	440	—	440	NM
Special charges	1,855	430	1,425	NM
Operating income	121,807	88,164	33,643	38.2%
% of net sales	21.7%	16.1%

Loss on redemption of debt	—	—	—	NM
Interest expense, net	30,459	43,192	(12,733)	(29.5%)
Income before income taxes	91,348	44,972	46,376
Provision for income taxes	37,822	13,308	24,514	184.2%
Net income	$53,526	$31,664	$21,862	69.0%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended July 2, 2005 and July 3, 2004.  For additional financial information about our operating segments, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended
	July 2,	July 3,
In thousands	2005	2004	$ Change	% Change
Net sales
Jostens	$396,812	$376,186	$20,626	5.5%
Print Group	166,569	171,525	(4,956)	(2.9%)
Inter-segment eliminations	(862)	—	(862)	NM
	$562,519	$547,711	$14,808	2.7%
Operating income
Jostens	$99,838	$62,818	$37,020	58.9%
Print Group	21,969	25,346	(3,377)	(13.3%)
	$121,807	$88,164	$33,643	38.2%

NM - Not meaningful

Net Sales

Consolidated net sales increased $14.8 million, or 2.7%, to $562.5 million for the three months ended July 2, 2005 from $547.7 million for the same prior year period.

Jostens’ net sales increased $20.6 million, or 5.5%, to $396.8 million for the current period to $376.2 million for the same prior year period.  Jostens’ second quarter revenues are comprised primarily from the production and sale of yearbooks.  The 5.5% increase from the prior year was primarily attributable to improved yearbook printing sales and, to a lesser extent, a shift of graduation product sales into the second quarter from the first quarter as compared to the same period last year due to the timing of deliveries.

Print Group net sales decreased $5.0 million, or 2.9%, to $166.6 million for the current period compared to $171.5 million for the same prior year period.  The decrease was due primarily to lower book and premedia sales. The lower book sales were primarily attributable to the manufacture of fewer non-educational books resulting from the first quarter closing of the Frederick, Maryland plant, and, to a lesser extent, lower pricing for certain educational products and lower throughput in our four-color facility due primarily to the reduction in run length and increased complexity related to state-specific textbooks.

Gross Profit

Gross profit increased $36.1 million, or 16.2%, to $259.3 million for the three months ended July 2, 2005 from $223.2 million for the same prior year period.  As a percentage of net sales, gross profit margin increased to 46.1% for the current three-month period from 40.8% for the same period last year.

The increased gross profit as a percent of sales in the second quarter was primarily a result of approximately $33 million of less purchase accounting amortization than the second quarter of 2004 relating to Jostens.  This amortization was primarily related to order backlog intangible assets associated with the accounting of the purchase of Jostens in July 2003.  Excluding the impact of this adjustment, gross profit decreased to 46.5% from an adjusted gross margin of 47.2%.  This decrease was due mainly to an additional $10 million of incremental diploma costs incurred at Jostens as a result of production issues associated with the relocation of its Red Wing manufacturing facility to certain other facilities.  Jostens expects to incur an additional $1 to $2 million of higher than planned diploma costs in the third quarter of 2005. Margins were also affected by slightly lower margins in the Print Group for the quarter.  This reduction was partially offset by margin improvement in Jostens’ yearbook printing.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.6 million, or 0.4%, to $135.2 million for the three months ended July 2, 2005 from $134.6 million for the same prior year period.  As a percentage of net sales, selling and administrative expenses decreased 0.6 percentage points to 24.0% for the current three-month period from 24.6% for the same period last year.  The $0.6 million increase was primarily due to higher commission expense related to the timing of Jostens sales offset somewhat by the impact of administrative headcount reductions.

Special Charges

During the second quarter of 2005, we recorded $1.9 million of special charges.  Of this amount, $1.6 million related to severance payments and related benefits associated with the reduction in headcount of 19 Jostens employees.  We also recorded severance of $0.3 million related to Print Group personnel.

Operating Income

Consolidated operating income increased $33.6 million, or 38.2%, to $121.8 million for the three months ended July 2, 2005 from $88.2 million for the same prior year period.  As a percentage of net sales, operating income increased to 21.7% for the current three-month period from 16.1% for the same period last year.

Jostens operating income increased $37.0 million, or 58.9%, to $99.8 million for the current three-month period compared to $62.8 million for the same period last year.   The increase in Jostens’ operating income was primarily a result of approximately $33 million of less purchase accounting amortization than the second quarter of 2004 relating as well as the implementation of cost reduction initiatives, offset somewhat by an additional $10 million of diploma costs.

Print Group operating income decreased $3.4 million, or 13.3%, to $22.0 million for the three months ended July 2, 2005 from $25.3 million for the same prior year period primarily due to lower book and premedia sales.

Net Interest Expense

Net interest expense is comprised of the following:

	Three months ended
	July 2,	July 3,
In thousands	2005	2004	$ Change	% Change
Visant:
Interest expense	$23,300	$24,384	$(1,084)	(4.4%)
Accrued interest on mandatorily redeemable preferred stock and subordinated exchange debentures	—	12,641	(12,641)	NM
Amortization of debt discount, premium and deferred financing costs	3,207	2,238	969	43.3%
Interest income	(441)	(107)	(334)	NM
	26,066	39,156	(13,090)	(33.4%)
Holdings:
Interest expense	—	35	(35)	NM
Amortization of debt discount, premium and deferred financing costs	4,452	4,006	446	11.1%
Interest income	(59)	(5)	(54)	NM
	4,393	4,036	357	8.8%
	$30,459	$43,192	$(12,733)	(29.5%)

NM = Not meaningful

Net interest expense decreased $12.7 million, or 29.5%, to $30.5 million for the three months ended July 2, 2005 as compared to $43.2 million for the same prior year period.  The decrease was the result of our new debt arrangements at lower interest rates put in place in connection with the consummation of the 2004 Transactions.

Income Taxes

Consistent with the provisions of APB 28, Interim Financial Reporting, we have provided an income tax provision based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Based on those estimates, for the three months ended July 2, 2005, we provided an income tax provision at a consolidated effective rate of 41.4% and 40.5% for Holdings and Visant, respectively.  The annual effective tax rate does not include any anticipated benefit attributable to the dividend repatriation provisions under the American Jobs Creation Act of 2004.  Our preliminary evaluation indicates that the benefit of the repatriation would result in an effective tax rate for the year between 39% and 40%.

For the comparable three-month period ended July 3, 2004, the effective income tax rate for Holdings and Visant was 29.6% and 15.9%, respectively.  These tax rates reflect the combined effect of separately reported effective tax rates for Holdings and our acquired companies prior to the 2004 Transactions.  Accordingly, these tax rates are not intended to reflect a combined effective tax rate that would have been reported if the 2004 Transactions had occurred at the beginning of the 2004 fiscal period.

The consolidated effective tax rates have remained the same for the three month period ended July 2, 2005 as they were for the three month period ended April 2, 2005, since there have not been any significant events that would warrant a change in rate.

Net Income

As a result of the aforementioned items, net income increased $21.9 million, or 69.0%, to $53.5 million for the three months ended July 2, 2005 from $31.7 million for the same prior year period.

Six Months Ended July 2, 2005 Compared to the Six Months Ended July 3, 2004

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended July 2, 2005 and July 3, 2004.

	Six months ended
	July 2,	July 3,
In thousands	2005	2004	$ Change	% Change
Net sales	$871,639	$857,795	$13,844	1.6%
Cost of products sold	492,716	516,807	(24,091)	(4.7%)
Gross profit	378,923	340,988	37,935	11.1%
% of net sales	43.5%	39.8%

Selling and administrative expenses	238,392	241,905	(3,513)	(1.5%)
% of net sales	27.3%	28.2%

Transaction costs	1,324	—	1,324	NM
Special charges	4,807	1,120	3,687	NM
Operating income	134,400	97,963	36,437	37.2%
% of net sales	15.4%	11.4%

Loss on redemption of debt	—	420	(420)	NM
Interest expense, net	61,027	85,729	(24,702)	(28.8%)
Income before income taxes	73,373	11,814	61,559
Provision for income taxes	30,376	7,696	22,680	294.7%
Net income	$42,997	$4,118	$38,879	944.1%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended July 2, 2005 and July 3, 2004.  For additional financial information about our operating segments, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

	Six months ended
	July 2,	July 3,
In thousands	2005	2004	$ Change	% Change
Net sales
Jostens	$536,550	$519,271	$17,279	3.3%
Print Group	336,347	338,524	(2,177)	(0.6%)
Inter-segment eliminations	(1,258)	—	(1,258)	NM
	$871,639	$857,795	$13,844	1.6%
Operating income
Jostens	$89,908	$56,862	$33,046	58.1%
Print Group	44,492	41,101	3,391	8.3%
	$134,400	$97,963	$36,437	37.2%

NM - not meaningful

Net Sales

Consolidated net sales increased $13.8 million, or 1.6%, to $871.6 million for the six months ended July 2, 2005 from $857.8 million for the same prior year period.

Jostens’ net sales increased $17.3 million, or 3.3%, to $536.6 million for the current period compared to $519.3 million for the same prior year period.  The increase in Jostens’ net sales was primarily attributable to higher yearbook sales.

Print Group net sales decreased $2.2 million, or 0.6%, to $336.3 million for the current period compared to $338.5 million for the same prior year period.  The decrease in Print Group net sales was primarily attributable to the lower sales in the second quarter of 2005 as well as lower paper sales in the first quarter of 2005, offset by strong revenues from direct marketing and sampling products in the first quarter.

Gross Profit

Gross profit increased $37.9 million, or 11.1%, to $378.9 million for the six months ended July 2, 2005 from $341.0 million for the same prior year period.  As a percentage of net sales, gross profit margin increased to 43.5% for the current six-month period from 39.8% for the same period last year.

The increased gross profit as a percent of sales was primarily a result of approximately $33.7 million of less purchase accounting depreciation and amortization than the first half of 2004 relating to Jostens.  This amortization was primarily related to order backlog intangible assets associated with the accounting of the purchase of Jostens in July 2003.  Excluding the impact of these adjustments, gross profit decreased to 44.0% from an adjusted gross margin of 44.2%.  This decrease was primarily due to the diploma costs incurred at Jostens which was mostly offset by margin improvement in Jostens’ yearbook printing and favorable mix within the Print Group relating to increased volume from higher margin products.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.5 million, or 1.5%, to $238.4 million for the six months ended July 2, 2005 from $241.9 million for the same prior year period.  As a percentage of net sales, selling and administrative expenses decreased to 27.3% for the current six-month period from 28.2% for the same period last year.  The $3.5 million decrease was primarily due to the impact of administrative headcount reductions.

Special Charges

During the first six months of 2005, we recorded $4.8 million of special charges, including $3.8 million related to severance payments and related benefits associated with the reduction in headcount of 44 Jostens employees.  We also recorded severance of $0.7 million related to the reduction in headcount of five Print Group employees as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.

Operating Income

Consolidated operating income increased $36.4 million, or 37.2%, to $134.4 million for the six months ended July 2, 2005 from $98.0 million for the same prior year period.  As a percentage of net sales, operating income increased to 15.4% for the current six-month period from 11.4% for the same period last year.

Jostens operating income increased $33.0 million, or 58.1%, to $89.9 million for the current six-month period compared to $56.9 million for the same period last year.   The increase in Jostens’ operating income was primarily a result of approximately $33.7 million of less purchase accounting depreciation and amortization than the first half of 2004 as well as the implementation of cost reduction initiatives, offset by approximately $12 million of incremental diploma costs.

Print Group operating income increased $3.4 million, or 8.3%, to $44.5 million for the six months ended July 2, 2005 from $41.1 million for the same prior year period primarily as a result of favorable product mix.

Net Interest Expense

Net interest expense is comprised of the following:

	Six months ended
	July 2,	July 3,
In thousands	2005	2004	$ Change	% Change
Visant:
Interest expense	$46,018	$49,743	$(3,725)	(7.5%)
Accrued interest on mandatorily redeemable preferred stock and subordinated exchange debentures	—	24,563	(24,563)	NM
Amortization of debt discount, premium and deferred financing costs	7,158	3,649	3,509	96.2%
Interest income	(877)	(196)	(681)	NM
	52,299	77,759	(25,460)	(32.7%)
Holdings:
Interest expense	—	250	(250)	NM
Amortization of debt discount, premium and deferred financing costs	8,806	7,733	1,073	13.9%
Interest income	(78)	(13)	(65)	NM
	8,728	7,970	758	9.5%
	$61,027	$85,729	$(24,702)	(28.8%)

NM = Not meaningful

Net interest expense decreased $24.7 million, or 28.8%, to $61.0 million for the six months ended July 2, 2005 as compared to $85.7 million for the same prior year period.  The decrease was the result of our new debt structure at lower interest rates upon the consummation of the 2004 Transactions.

Income Taxes

Consistent with the provisions of APB 28, Interim Financial Reporting, we have provided an income tax provision based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Based on those estimates, for the six months ended July 2, 2005, we provided an income tax provision at a consolidated effective rate of 41.4% and 40.5% for Holdings and Visant, respectively.  The annual effective tax rate does not include any anticipated benefit attributable to the dividend repatriation provisions under the American Jobs Creation Act of 2004.  Due to the complexity of the calculations, we anticipate that our analysis of the tax benefit of repatriation will be completed by the fourth quarter of 2005 and that the effect on the Company’s effective annual rate will be recorded at that time.  However, our preliminary evaluation anticipates that the benefit of the repatriation would result in an effective tax rate for the year between 39% and 40%.

For the comparable six-month period ended July 3, 2004, the effective income tax rate for Holdings and Visant was 65.1% and 31.3%, respectively.  These tax rates reflect the combined effect of separately reported effective tax rates for Holdings and our acquired companies prior to the 2004 Transactions.  Accordingly, these tax rates are not intended to reflect a combined effective tax rate that would have been reported if the 2004 Transactions had occurred at the beginning of the 2004 fiscal period.

The consolidated effective tax rates have remained the same for the six month period ended July 2, 2005 as they were for the three month period ended April 2, 2005, since there have not been any significant events that would warrant a change in rate.

Net Income

As a result of the aforementioned items, net income increased $38.9 million, or 944.1%, to $43.0 million for the three months ended July 2, 2005 from $4.1 million for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the six months of fiscal 2005 and 2004 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Six months ended
	July 2,	July 3,
In thousands	2005	2004
Net cash provided by operating activities	$54,765	$47,035
Net cash used in investing activities	(30,093)	(14,066)
Net cash used in financing activities	(97,094)	(49,794)
Effect of exchange rate change on cash	5	(62)
Net change in cash and cash equivalents	$(72,417)	$(16,887)

For the six months ended July 2, 2005, operating activities generated cash of $54.8 million compared with $47.0 million for the same prior year period.  The $7.7 million increase related to increased earnings and lower cash paid for interest for the six months ended 2005 compared to 2004.  Net cash used in investing activities for the six months ended July 2, 2005 was $30.1 million, compared with $14.1 million for the comparable 2004 period.  The $16.0 million increase related to additional capital expenditures of $11.4 million in the current year as well as reduced proceeds from assets sales in 2005 compared to 2004.  Capital expenditures for the six months ended July 2, 2005 totaled $30.6 million.  Net cash used in financing activities for the six months ended July 2, 2005 was $97.1 million, an increase of $47.3 million, compared with $49.8 million for 2004.  The increase related to higher debt repayments for the six month period of 2005 compared to the prior year.

For the six months ended July 2, 2005, Visant voluntarily prepaid $103.5 million of scheduled payments under its bank term loan facilities including all principal payments due in 2005 through most of 2009.

During the quarter ended July 2, 2005, Holdings contributed $9.0 million in cash to Visant which is reflected in Visant’s condensed consolidated statement of cash flows as a contribution from Holdings.  These amounts eliminate in consolidation and have no impact on Holdings consolidated financial statements.

As of July 2, 2005, we had cash and cash equivalents of $12.5 million.  Our principal sources of liquidity are cash flows from operating activities and borrowings under Visant’s senior secured credit facilities, which included $225.2 million available under Visant’s revolving credit facility as of July 2, 2005.  We use cash primarily for debt service obligations, capital expenditures and to fund working capital requirements.  We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

Based upon the current level of operations, we believe that cash flow from operations, available cash and short-term investments, together with borrowings available under Visant’s senior secured credit facilities, are adequate to meet our future liquidity needs for the next twelve months.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended July 2, 2005.  For additional information, refer to Item 7A of our 2004 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our quarterly report is recorded, processed and summarized within time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance, as appropriate to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that these disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company required to be included in our periodic reports filed under the Securities Exchange Act of 1934, as amended.

During the Company’s fiscal quarter ended July 2, 2005, there were no changes in the Company’s internal controls over financial reporting in connection with the above described evaluation that materially affected, or are reasonably likely to materially affect, these controls.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On February 11, 2004, plaintiff Christian Pocino filed a complaint against Jostens in the Superior Court of California for the County of Los Angeles for alleged breach of express warranty (Cal. Comm. Code Section 2313), and for alleged violation of California’s false advertising and unfair competition laws (Cal. Bus. & Prof. Code Sections 17500 and 17200).  Plaintiff alleged that Jostens violated these laws by purportedly violating Federal Trade Commission “guides” with regard to the marketing and sale of jewelry.  Specifically, plaintiff contended that: (1) Jostens failed to comply with the FTC guide that every use of the word “stone” be immediately preceded by the word “imitation”, “synthetic” or a similar term; and (2) Jostens failed to comply with a separate FTC guide relating to use of the word silver in connection with Jostens’ SilverElite® with platinum alloy.  Plaintiff sought equitable relief and unspecified monetary damages on behalf of himself and a purported class of similarly-situated consumers.

Jostens brought a demurrer and motion to strike the plaintiff’s complaint on June 25, 2004, challenging the legal sufficiency of plaintiff’s allegations on the basis, inter alia, that the FTC guides are nonbinding and that plaintiff’s allegations generally failed to state a claim on which relief could be granted.  On August 13, 2004, the Superior Court sustained Jostens’ demurrer with leave to amend.

On August 25, 2004, the plaintiff filed an amended complaint which contained substantially the same allegations regarding “stones” while dropping the claims regarding SilverElite® with platinum.  On September 29, 2004, Jostens filed another demurrer/motion to strike, challenging the legal sufficiency of plaintiff’s amended complaint.  On November 24, 2004, the Superior Court again sustained Jostens’ demurrer with leave to amend.   The plaintiff filed a second amended complaint dated December 16, 2004.  The court dismissed the action on January 26, 2005.  The plaintiff has appealed the court’s decision.  It is anticipated that the appeal will be fully briefed by the fourth quarter of 2005 and that arguments will occur thereafter.

In communications with U.S. Customs and Border Protection (“Customs”), the Company learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico.  Jostens promptly filed with

Customs a voluntary disclosure to limit its monetary exposure.  The effect of these alleged tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on imports dating back five years.   Additionally, Customs may impose interest on the loss of revenue.  No formal notice of, or demand for, any alleged loss of revenue has yet been issued by Customs.  A review of Jostens’ import practices has revealed that during the relevant five-year period, Jostens’ merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed Customs.  However, Customs’ allegations indicate that Jostens committed a technical oversight in claiming the preferential tariff treatment.  Through its prior disclosure to Customs, Jostens has addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue.  Jostens is in the early stages of administrative review of this matter, and it is not clear what Customs’ position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed under statute from making post-entry NAFTA claims for those imports made prior to 2004.  Jostens intends to vigorously defend its position and has recorded no accrual for any potential liability.  However, we cannot assure you that Jostens will be successful in its defense or that the disposition of this matter will not have a material effect on our business, financial condition and results of operations.

We are also a party to other litigation arising in the normal course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  We believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will not be material, however, there can be no assurance in this regard.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act.  For the quarter ended July 2, 2005, we did not issue or sell securities pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except that on May 5, 2005 Holdings issued to certain members of management an aggregate of 28,354 options to purchase Class A Common Stock with an exercise price of $96.10401 per share, in an offering and sale made under Regulation D of the Securities Act of 1933, as amended.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS

(a)                                  Exhibits

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.
VISANT CORPORATION

Date: August 16, 2005	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer

Date: August 16, 2005	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(Chief Accounting Officer)