Form 10-Q
period 2006-09-30
VISANT CORP; VISANT HOLDING CORP
filed 2006-11-09
CIK 1308085, 1277021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐                                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Registrant, State of Incorporation Address of Principal Executive Office and Telephone Number	I.R.S. Employer Identification No.

333-112055	VISANT HOLDING CORP.	90-0207875
(Incorporated in Delaware)
357 Main Street
Armonk, New York 10504
Telephone: (914) 595-8200

333-120386	VISANT CORPORATION	90-0207604
(Incorporated in Delaware)
357 Main Street
Armonk, New York 10504
Telephone: (914) 595-8200

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐      Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

As of October 30, 2006, there were 5,973,659 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

Visant Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction (H)(2) to Form 10-Q.

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants:  Visant Holding Corp. (“Holdings”) and Visant Corporation, a wholly owned subsidiary of Holdings (“Visant”).  Unless the context indicates otherwise, any reference in this report to the “Company”, “we”, “our”, “us” or “Holdings” refers to Visant Holding Corp., together with Visant Corporation and its consolidated subsidiaries.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
In thousands	2006	2005	2006	2005
Net sales	$287,802	$276,934	$1,141,018	$1,127,455
Cost of products sold	185,975	185,740	636,571	662,643
Gross profit	101,827	91,194	504,447	464,812
Selling and administrative expenses	81,980	80,803	305,346	308,041
Gain on disposal of fixed assets	(784)	(3,725)	(1,631)	(3,478)
Transaction costs	—	—	—	1,324
Special charges	955	2,610	3,589	7,159
Operating income	19,676	11,506	197,143	151,766
Interest expense, net	41,109	31,852	109,504	92,724
(Loss) income before income taxes	(21,433)	(20,346)	87,639	59,042
(Benefit from) provision for income taxes	(10,016)	(9,420)	33,013	23,049
(Loss) income from continuing operations	(11,417)	(10,926)	54,626	35,993
Loss from discontinued operations, net of tax	(629)	(452)	(6,044)	(4,374)
Net (loss) income	$(12,046)	$(11,378)	$48,582	$31,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	October 1,	December 31,
In thousands, except share amounts	2006	2005	2005
ASSETS
Cash and cash equivalents	$15,313	$14,967	$20,706
Accounts receivable, net	189,928	175,184	163,742
Inventories, net	118,500	117,108	128,962
Salespersons overdrafts, net of allowance of $12,469, $13,906 and $12,517, respectively	30,246	34,783	30,785
Prepaid expenses and other current assets	12,840	8,045	16,739
Deferred income taxes	12,376	32,021	12,376
Current assets of discontinued operations	89	10,385	8,495
Total current assets	379,292	392,493	381,805
Property, plant and equipment	580,398	532,022	542,922
Less accumulated depreciation	(337,322)	(306,370)	(311,954)
Property, plant and equipment, net	243,076	225,652	230,968
Goodwill	1,092,073	1,083,369	1,083,384
Intangibles, net	541,420	550,746	554,911
Deferred financing costs, net	50,856	53,850	50,400
Other assets	15,898	11,118	12,075
Long-term assets of discontinued operations	—	52,093	51,776
Total assets	$2,322,615	$2,369,321	$2,365,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdrafts	$—	$5,136	$—
Short-term borrowings	117,425	49,935	11,868
Accounts payable	66,993	46,674	54,664
Accrued employee compensation and related taxes	40,140	38,472	39,984
Commissions payable	9,614	9,361	19,315
Customer deposits	41,355	39,853	164,456
Income taxes payable	23,053	2,359	6,162
Other accrued liabilities	52,248	50,467	35,595
Current liablilties of discontinued operations	6,985	13,614	14,130
Total current liabilities	357,813	255,871	346,174

Long-term debt - less current maturities	1,765,641	1,596,707	1,501,246
Deferred income taxes	190,421	225,333	211,553
Pension liabilities, net	22,729	26,276	25,112
Other noncurrent liabilities	22,466	7,629	18,188
Long-term liabilities of discontinued operations	150	7,906	7,761
Total liabilities	2,359,220	2,119,722	2,110,034

Mezzanine equity	9,411	—	—

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,973,659 shares at September 30, 2006 and December 31, 2005; 5,971,577 shares at October 1, 2005
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at September 30, 2006, December 31, 2005 and October 1, 2005
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at September 30, 2006, December 31, 2005 and October 1, 2005	60	60	60
Additional paid-in-capital	175,458	524,436	525,593
Accumulated deficit	(222,386)	(275,998)	(270,968)
Accumulated other comprehensive income	852	1,101	600
Total stockholders’ (deficit) equity	(46,016)	249,599	255,285
Total liabilities and stockholders’ equity	$2,322,615	$2,369,321	$2,365,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,	October 1,
In thousands	2006	2005

Net income	$48,582	$31,619
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	6,044	4,374
Depreciation	33,034	39,705
Amortization of intangible assets	37,743	34,665
Amortization of debt discount, premium and deferred financing costs	23,429	23,651
Other amortization	603	581
Deferred income taxes	(21,183)	7,152
Gain on sale of assets	(1,631)	(3,478)
Stock-based compensation	113	79
Loss on asset impairments	2,341	—
Changes in assets and liabilities:
Accounts receivable	(11,999)	(18,172)
Inventories	14,120	12,666
Salespersons overdrafts	314	(4,797)
Prepaid expenses and other current assets	(61)	4,541
Accounts payable and accrued expenses	14,950	(12,177)
Customer deposits	(122,767)	(116,929)
Commissions payable	(8,971)	(5,423)
Income taxes payable	16,965	(4,718)
Interest payable	20,186	21,793
Other	(6,652)	(3,464)
Net cash provided by operating activities of continuing operations	45,160	11,668
Net cash used in operating activities of discontinued operations	(23,764)	(903)
Net cash provided by operating activities	21,396	10,765
Purchases of property, plant and equipment	(52,455)	(36,519)
Proceeds from sale of property and equipment	10,442	9,566
Acquisition of business	(53,557)	(1,772)
Proceeds from sale of business	64,092	—
Other investing activities, net	—	(36)
Net cash used in investing activities of continuing operations	(31,478)	(28,761)
Net cash used in investing activities of discontinued operations	(673)	(504)
Net cash used in investing activities	(32,151)	(29,265)
Net book overdrafts	—	5,136
Net short-term borrowings	105,971	41,199
Principal payments on long-term debt	(100,000)	(103,500)
Distribution to shareholders	(340,700)	—
Proceeds from issuance of long-term debt	350,000	—
Debt financing costs	(9,473)	(326)
Net proceeds from issuance of common stock	—	5,933
Net cash provided by (used in) financing activities	5,798	(51,558)
Effect of exchange rate changes on cash and cash equivalents	(436)	61
Decrease in cash and cash equivalents	(5,393)	(69,997)
Cash and cash equivalents, beginning of period	20,706	84,964
Cash and cash equivalents, end of period	$15,313	$14,967

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
In thousands	2006	2005	2006	2005
Net sales	$287,802	$276,934	$1,141,018	$1,127,455
Cost of products sold	185,975	185,740	636,571	662,643
Gross profit	101,827	91,194	504,447	464,812
Selling and administrative expenses	81,942	80,716	305,145	307,894
Gain on disposal of fixed assets	(784)	(3,725)	(1,631)	(3,478)
Transaction costs	—	—	—	1,324
Special charges	955	2,610	3,589	7,159
Operating income	19,714	11,593	197,344	151,913
Interest expense, net	28,114	27,277	79,033	79,421
(Loss) income before income taxes	(8,400)	(15,684)	118,311	72,492
(Benefit from) provision for income taxes	(4,753)	(7,494)	44,064	27,874
(Loss) income from continuing operations	(3,647)	(8,190)	74,247	44,618
Loss from discontinued operations, net of tax	(629)	(452)	(6,044)	(4,374)
Net (loss) income	$(4,276)	$(8,642)	$68,203	$40,244

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	October 1,	December 31,
In thousands, except share amounts	2006	2005	2005
ASSETS
Cash and cash equivalents	$14,415	$14,273	$19,874
Accounts receivable, net	189,928	175,184	163,742
Inventories, net	118,500	117,108	128,962
Salespersons overdrafts, net of allowance of $12,469, $13,902 and $12,517, respectively	30,246	34,783	30,785
Prepaid expenses and other current assets	13,120	8,045	16,774
Deferred income taxes	12,376	31,800	12,376
Current assets of discontinued operations	89	10,385	8,495
Total current assets	378,674	391,578	381,008
Property, plant and equipment	580,398	532,022	542,922
Less accumulated depreciation	(337,322)	(306,370)	(311,954)
Property, plant and equipment, net	243,076	225,652	230,968
Goodwill	1,092,073	1,083,369	1,083,384
Intangibles, net	541,420	550,746	554,911
Deferred financing costs, net	37,409	48,761	45,430
Other assets	15,898	11,118	12,075
Long-term assets of discontinued operations	—	52,093	51,776
Total assets	$2,308,550	$2,363,317	$2,359,552

LIABILITIES AND STOCKHOLDER’S EQUITY
Book overdrafts	$—	$5,136	$—
Short-term borrowings	117,425	49,935	11,868
Accounts payable	66,939	46,673	54,664
Accrued employee compensation and related taxes	40,140	38,472	39,984
Commissions payable	9,614	9,361	19,315
Customer deposits	41,355	39,853	164,456
Income taxes payable	29,173	2,322	6,557
Other accrued liabilities	41,917	50,467	35,660
Current liablilties of discontinued operations	6,985	13,614	14,130
Total current liabilities	353,548	255,833	346,634

Long-term debt - less current maturities	1,216,500	1,416,500	1,316,500
Deferred income taxes	208,602	236,499	224,408
Pension liabilities, net	22,729	26,276	25,112
Other noncurrent liabilities	22,466	7,629	18,188
Long-term liabilities of discontinued operations	150	7,906	7,761
Total liabilities	1,823,995	1,950,643	1,938,603

Common stock $.01 par value; authorized: 2,000,000 shares; issued and outstanding: 1,000 shares	—	—	—
Additional paid-in-capital	663,909	667,838	668,758
Accumulated deficit	(180,206)	(256,265)	(248,409)
Accumulated other comprehensive income	852	1,101	600
Total stockholder’s equity	484,555	412,674	420,949
Total liabilities and stockholder’s equity	$2,308,550	$2,363,317	$2,359,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,	October 1,
In thousands	2006	2005

Net income	$68,203	$40,244
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	6,044	4,374
Depreciation	33,034	39,705
Amortization of intangible assets	37,743	34,665
Amortization of debt discount, premium and deferred financing costs	8,038	10,266
Other amortization	603	581
Deferred income taxes	(15,857)	12,184
Gain on sale of assets	(1,631)	(3,478)
Loss on asset impairments	2,341	—
Changes in assets and liabilities:
Accounts receivable	(11,999)	(18,172)
Inventories	14,120	12,666
Salespersons overdrafts	314	(4,797)
Prepaid expenses and other current assets	(61)	4,541
Accounts payable and accrued expenses	14,897	(12,177)
Customer deposits	(122,767)	(116,929)
Commissions payable	(8,971)	(5,423)
Income taxes payable	22,690	(4,925)
Interest payable	9,932	21,793
Other	(6,903)	(4,516)
Net cash provided by operating activities of continuing operations	49,770	10,602
Net cash used in operating activities of discontinued operations	(23,764)	(903)
Net cash provided by operating activities	26,006	9,699
Purchases of property, plant and equipment	(52,455)	(36,519)
Proceeds from sale of property and equipment	10,442	9,566
Acquisition of business	(53,557)	(1,772)
Proceeds from sale of business	64,092	—
Other investing activities, net	—	(36)
Net cash used in investing activities of continuing operations	(31,478)	(28,761)
Net cash used in investing activities of discontinued operations	(673)	(504)
Net cash used in investing activities	(32,151)	(29,265)
Net book overdrafts	—	5,136
Net short-term borrowings	105,971	41,199
Principal payments on long-term debt	(100,000)	(103,500)
Distribution to shareholders	(4,849)	—
Net contribution from Visant Holding Corp.	—	9,000
Debt financing costs	—	(326)
Net cash provided by (used in) financing activities	1,122	(48,491)
Effect of exchange rate changes on cash and cash equivalents	(436)	61
Decrease in cash and cash equivalents	(5,459)	(67,996)
Cash and cash equivalents, beginning of period	19,874	82,269
Cash and cash equivalents, end of period	$14,415	$14,273

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Overview and Basis of Presentation

Overview

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing markets.  The Company was formed through the October 2004 consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. (“Von Hoffmann”) and AHC I Acquisition Corp. (“Arcade”).  These subsidiaries operate in four reportable segments:  Jostens Scholastic, Jostens Yearbook, Marketing and Publishing Services and Educational Textbook.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•                  Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•                  Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant and those of Holdings other than certain indebtedness of Holdings.  Holdings has 10.25% senior discount notes, which had an accreted value of $199.1 million, $180.2 million and $184.7 million as of September 30, 2006, October 1, 2005 and December 31, 2005, respectively, and $350.0 million principal amount of 8.75% Senior Notes as of September 30, 2006.

All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Holdings and Visant, and their respective subsidiaries, are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Holdings’ and Visant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions.  The new guidance will be effective for us on January 1, 2007.  We are currently studying the provisions of FIN 48 to determine the impact, if any, on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), that establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently studying the provisions of SFAS No. 157 to determine the impact, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.  The new guidance will be effective for us the first fiscal year ending after June 15, 2007.  We are currently studying the provisions of SFAS No. 158 to determine the impact, if any, on our financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to clarify consideration of the effects of the prior year errors when quantifying misstatements in current year financial statements.  SAB 108 states that registrants should quantify errors using both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The new guidance is applicable to annual financial statements for fiscal years ending after November 15, 2006. We are currently studying the provisions of SAB 108 to determine the impact, if any, on our financial statements.

2.    Significant Accounting Policies

Revenue Recognition

SAB No. 104, Revenue Recognition, provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 104, the Company recognizes revenue when the earnings process is complete, evidenced by an agreement between the Company and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized when (1) products are shipped (if shipped FOB shipping point), (2) products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and the Company has no further performance obligations.

Cost of Products Sold

Cost of products sold primarily include the cost of paper and other materials, direct and indirect labor and related benefit costs, depreciation of production assets and shipping and handling costs.

Shipping and Handling

Net sales include amounts billed to customers for shipping and handling costs. Costs incurred for shipping and handling are recorded in cost of products sold.

Selling and Administrative Expenses

Selling and administrative expenses primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred.  Selling and administrative expenses included advertising expense of $2.5 million for the quarter ended September 30, 2006 and $2.7 million for the quarter ended October 1, 2005.  Advertising expense totaled $4.8 million for the nine months ended September 30, 2006 and $5.3 million for the same period in 2005.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings, are recorded based on historical information and current trends in manufacturing costs due to the lifetime warranty. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the lifetime warranty on rings was approximately $0.4 million and $0.3 million for the quarters ended September 30, 2006 and October 1, 2005, respectively.  For both the nine months ended September 30, 2006 and the nine months ended October 1, 2005, the provision for the warranty was $1.0 million, respectively.  Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the consolidated balance sheets were approximately $1.0 million as of September 30, 2006, October 1, 2005 and December 31, 2005.

Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R  (revised 2004), Share Based Payment (“SFAS 123R”), which requires the recognition of compensation expense related to all equity awards granted including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date.  For the three month period ended September 30, 2006, the Company recognized total compensation expense related to stock options of less than $0.1 million which is included in selling, general and administrative expenses.  For the nine-month period ended September 30, 2006, the Company recognized total compensation expense related to stock options of $0.1 million.  Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a repurchase feature whereby Holdings is obligated, under certain circumstances such as death and disability, to repurchase the common shares from the holder and settle amounts in cash.  In accordance with the SEC’s SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been reclassified from additional paid-in-capital to mezzanine equity on the balance sheet as of September 30, 2006.

3.    The Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed transactions (collectively, the “Transactions”) which created a marketing and publishing services enterprise, servicing the school affinity products, direct marketing, fragrance and cosmetics sampling and educational markets comprised of the operations of Jostens, Von Hoffmann, The Lehigh Press, Inc. and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest, with the remainder held by other co-investors and certain members of management.  In connection with the Transactions, approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed.    After giving effect to the issuance of equity to additional members of management, as of October 30, 2006, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.1% and 41.0%, respectively, of the voting interests of Holdings, while each continued to hold approximately 44.6% of the economic interests.  As of October 30, 2006, the other co-investors held approximately 8.4% of the voting interests and 9.1% of the economic interests of Holdings, and members of management collectively held approximately 1.6% of the voting interests and approximately 1.7% of the economic interests.

4.    Restructuring Activity and Other Special Charges

Restructuring Activity

During the third quarter of 2006, the Company recorded $1.0 million of special charges.  The amount incurred primarily related to the Educational Textbook segment, which recorded approximately $0.9 million of severance charges and related benefits associated with the termination of 59 employees.

During the third quarter of 2005, the Company recorded $2.6 million of special charges. Jostens Scholastic and Jostens Yearbook recorded $1.2 million and $0.4 million of severance costs and related benefits associated with a headcount reduction of 16 Jostens Scholastic employees and six Jostens Yearbook employees, respectively.  The Marketing and Publishing Services and Educational Textbook segments recorded charges of $0.7 million and $0.3 million, respectively, related to severance costs that reduced headcount by 61 employees.

For the nine months ended September 30, 2006, the Company recorded $3.6 million of special charges for severance costs and related benefit costs.  These charges included $0.1 million related to Jostens Scholastic, less than $0.1 million related to Jostens Yearbook, $0.3 million related to the Marketing and Publishing Services segment and $0.9 million related to the Educational Textbook segment.  Headcount reductions associated with these activities were eight for Jostens Scholastic, two for Jostens Yearbook, 11 for Marketing and Publishing Services and 59 employees for Educational Textbook.  Additionally, the Company recognized an impairment loss of $2.3 million related to the sale of its Jostens headquarters building.

For the nine months ended October 1, 2005, the Company incurred $7.2 million of special charges for severance costs and related benefits.  These charges included $4.4 million related to Jostens Scholastic, $0.8 million related to Jostens Yearbook, $1.5 million related to Marketing and Publishing Services and $0.5 million related to Educational Textbook.  Headcount reductions associated with these activities were 53 for Jostens Scholastic, 10 for Jostens Yearbook, and 66 employees for Marketing and Publishing Services and Educational Textbook.

Restructuring accruals of $1.8 million, $5.1 million and $3.3 million as of September 30, 2006, October 1, 2005 and December 31, 2005, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets.  The accruals as of December 31, 2005 included amounts provided for severance related to reductions in corporate and administrative employees from Jostens and the Marketing and Publishing Services segment.

On a cumulative basis through September 30, 2006, the Company incurred $21.6 million of employee severance costs related to initiatives during the period from 2004 to September 30, 2006, which affected an aggregate of 577 employees. As of September 30, 2006, the Company had paid $19.8 million in cash related to these initiatives.

Changes in the restructuring accruals during the first nine months of 2006 were as follows:

In thousands	2006 Initiatives	2005 Initiatives	2004 Initiatives	Total
Balance at December 31, 2005	$—	$1,257	$2,027	$3,284
Restructuring charges	1,459	—	—	1,459
Severance paid	(1,230)	(1,002)	(723)	(2,955)
Balance at September 30, 2006	$229	$255	$1,304	$1,788

The Company expects the remaining severance related to the 2004, 2005 and 2006 initiatives to be paid during 2007.

5.    Acquisitions

On September 8, 2006, a newly formed subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of the Vertis, Inc. (“Vertis”) fragrance sampling business for approximately $40.6 million in cash, subject to certain working capital adjustments.  The business will operate under the Arcade Marketing name.  The acquisition was a strategic step to continue to expand the Company’s Marketing and Publishing Services segment which services the fragrance, cosmetic, personal care and other consumer product markets.  The results of these operations have been included in the Condensed Consolidated Financial Statements since that date.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS 141”).  The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.  The estimates utilized to determine the purchase price allocation are subject to change due to certain working capital adjustments.

The allocation of the purchase price was as follows:

In thousands
Current assets	$9,809
Property, plant and equipment	336
Intangible assets	21,200
Goodwill	11,289
Current liabilities	(2,033)
$40,601

In connection with the purchase accounting related to the acquisition of the Vertis fragrance sampling business, the intangible assets and goodwill approximated $32.5 million, which consisted of:

In thousands
Customer relationships	$4,200
Restrictive covenants	17,000
Goodwill	11,289
$32,489

The Company continues to maintain strong relationships with the significant customers acquired in this acquisition.   As such, $4.2 million of the purchase price was allocated to customer relationships and will be amortized over a 15-year period. The amounts ascribed to the restrictive covenants of $17.0 million relate to the restrictive covenant agreement between the Company and Vertis in connection with the acquisition.  The restrictive covenants will be amortized over the life of the agreement, which is 10 years.

The results of operations from this acquisition are reported as part of the Marketing and Publishing Services business segment, and as such, all of its goodwill will be included in that segment.   All of the goodwill will be fully amortizable for tax purposes.

On June 16, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of the Dixon Web operation of the Sleepeck Printing Company, a provider of innovative marketing services located in Dixon, Illinois, for approximately $12.5 million in cash.  At the time of the acquisition, the name of the business was changed to Dixon Direct Corp. (“Dixon”).  The results of Dixon’s operations have been included in the consolidated financial statements since that date.  The acquisition, combined with targeted capital expenditures to be made at the Dixon facility, are expected to significantly expand Visant’s marketing services capacity and production capabilities.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS 141.  The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.  The estimates utilized to determine the purchase price allocation are subject to change due to certain working capital adjustments.

The allocation of the purchase price was as follows:

In thousands
Current assets	$3,988
Property, plant and equipment	9,600
Goodwill	2,071
Current liabilities	(3,012)
Other non-current liabilities	(191)
$12,456

Dixon is reported as part of the Marketing and Publishing Services business segment, and as such, all of its goodwill will be included in that segment. All of the goodwill will be fully amortizable for tax purposes.

These acquisitions both individually and in the aggregate, were not material to the Company’s operations, financial position or cash flows.

6.    Discontinued Operations

During the second quarter of 2006, the Company consummated the sale of its Jostens Photography businesses, which previously comprised a reportable segment. The sale closed on June 30, 2006 with the Company recognizing net proceeds of $64.1 million. Accordingly, this segment has been reported as discontinued operations for all periods presented.

Included in the net loss from discontinued operations in the condensed consolidated statements of operations are the following:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
In thousands	2006	2005	2006	2005
Net sales from discontinued operations	$—	$11,133	$21,649	$32,251

Pretax loss from discontinued operations	(263)	$(504)	(8,743)	$(6,519)
Income tax benefit from discontinued operations	94	52	3,358	2,145
Net operating loss from discontinued operations	(169)	(452)	(5,385)	(4,374)
Loss on sale of segment, net of tax	(460)	—	(659)	—
Loss from discontinued operations, net of tax	$(629)	$(452)	$(6,044)	$(4,374)

Included in loss on sale of segment is tax expense of $6.2 million arising from the taxable gain on the transaction.

The Jostens Photography segment has been classified separately in the condensed consolidated balance sheets as discontinued operations. The major classes of assets and liabilities of the discontinued operations are summarized as follows:

	September 30,	October 1,	December 31,
In thousands	2006	2005	2005

Assets:
Accounts receivable, net	$39	$619	$598
Inventories, net	—	3,180	1,820
Salespersons overdrafts	—	6,330	5,878
Prepaid expenses and other current assets	50	256	199
Total current assets of discontinued operations	89	10,385	8,495

Property, plant and equipment, net	—	5,062	4,931
Goodwill	—	25,017	25,017
Intangibles, net	—	22,014	21,828
Total assets of discontinued operations	$89	$62,478	$60,271

Liabilities:
Accounts payable	$82	$1,499	$1,947
Accrued employee compensation and related taxes	—	2,424	1,610
Commissions payable	—	432	1,640
Customer deposits	—	5,338	1,865
Other accrued liabilities	5,204	2,191	5,343
Total current liabilities of discontinued operations	5,286	11,884	12,405

Other noncurrent liabilities	150	7,906	7,761
Total liabilities of discontinued operations	$5,436	$19,790	$20,166

In addition, $1.7 million of transition benefits relating to the Jostens Recognition business, which was discontinued in 2001, are included in “current liabilities of discontinued operations” in the condensed consolidated balance sheet for all periods presented.  Transition benefits will continue to be paid through the period of statutory obligations.

7.    Comprehensive (Loss) Income

The following amounts were included in determining comprehensive (loss) income for Holdings as of the dates indicated:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
In thousands	2006	2005	2006	2005
Net (loss) income	$(12,046)	$(11,378)	$48,582	$31,619
Change in cumulative translation adjustment	4	162	252	(358)
Comprehensive (loss) income	$(12,042)	$(11,216)	$48,834	$31,261

The following amounts were included in determining comprehensive (loss) income for Visant as of the dates indicated:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
In thousands	2006	2005	2006	2005
Net (loss) income	$(4,276)	$(8,642)	$68,203	$40,244
Change in cumulative translation adjustment	4	162	252	(358)
Comprehensive (loss) income	$(4,272)	$(8,480)	$68,455	$39,886

8.    Accounts Receivable and Inventories

Accounts receivable, net, was comprised of the following:

	September 30,	October 1,	December 31,
In thousands	2006	2005	2005
Trade receivables	$198,058	$184,154	$174,085
Allowance for doubtful accounts	(3,894)	(4,110)	(4,409)
Allowance for sales returns	(4,236)	(4,860)	(5,934)
Accounts receivable, net	$189,928	$175,184	$163,742

Net inventories were comprised of the following:

	September 30,	October 1,	December 31,
In thousands	2006	2005	2005
Raw materials and supplies	$55,566	$56,255	$53,263
Work-in-process	34,625	38,620	50,540
Finished goods	30,211	24,405	27,061
	120,402	119,280	130,864
LIFO reserve	(1,902)	(2,172)	(1,902)
Inventories, net	$118,500	$117,108	$128,962

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to $32.5 million in consigned inventory.  As required by the terms of the consignment agreement, the Company does not take title to consigned inventory until payment.  Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements.  The value of consigned inventory at September 30, 2006, October 1, 2005 and December 31, 2005, was $19.2 million, $19.8 million and $26.1 million, respectively.  The consignment agreement does not have a stated term, and therefore it can be terminated by either party upon 60 days written notice.  Additionally, the Company expensed consignment fees related to this facility of $0.2 million and $0.1 million for the three months ended September 30, 2006 and October 1, 2005, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.

9.   Goodwill and Other Intangible Assets, net

The changes in the carrying amount of goodwill were as follows:

	Nine months ended		Year ended
	September 30,	October 1,	December 31,
In thousands	2006	2005	2005
Balance at beginning of period	$1,083,384	$1,083,428	$1,083,428
Goodwill acquired during the period	13,360	23	23
Reduction in goodwill	(4,704)	—	—
Purchase price adjustments	—	(113)	(113)
Currency translation	33	31	46
Balance at end of period	$1,092,073	$1,083,369	$1,083,384

Goodwill of $13.4 million acquired during the nine months ended September 30, 2006 relates to the acquisitions of the Dixon Direct business and the Vertis fragrance sampling business, which are included in the Marketing and Publishing Services reporting segment.  The reduction in goodwill of $4.7 million for the nine months ended September 30, 2006 was attributable to the resolution of an income tax uncertainty that arose in connection with a purchase business combination completed by Jostens in May of 2000.  The goodwill reduction was allocated to the Jostens Scholastic and Jostens Yearbook reporting segments in the amounts of $2.0 million and $2.7 million, respectively.

As of September 30, 2006, goodwill had been allocated to reporting segments as follows:

In thousands
Jostens Scholastic	$295,669
Jostens Yearbook	391,932
Marketing and Publishing Services	292,088
Educational Textbook	112,384
$1,092,073

Information regarding other intangible assets, net as of the dates indicated, is as follows:

		September 30, 2006			October 1, 2005			December 31, 2005
		Gross			Gross			Gross
	Estimated	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	useful life	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net
School relationships	10 years	$330,000	$(104,943)	$225,057	$330,000	$(72,069)	$257,931	$330,000	$(80,288)	$249,712
Internally developed software	2 to 5 years	12,200	(9,950)	2,250	12,200	(7,386)	4,814	12,200	(8,055)	4,145
Patented/unpatented technology	3 years	19,752	(14,908)	4,844	19,695	(11,090)	8,605	19,752	(12,201)	7,551
Customer relationships	4 to 40 years	36,459	(9,608)	26,851	33,509	(7,894)	25,615	31,759	(8,178)	23,581
Other	3 years	60,329	(22,091)	38,238	17,619	(8,018)	9,601	39,717	(13,975)	25,742
		458,740	(161,500)	297,240	413,023	(106,457)	306,566	433,428	(122,697)	310,731
Trademarks	Indefinite	244,180	—	244,180	244,180	—	244,180	244,180	—	244,180
		$702,920	$(161,500)	$541,420	$657,203	$(106,457)	$550,746	$677,608	$(122,697)	$554,911

Amortization expense related to other intangible assets was $12.1 million and $11.5 million for the three months ended September 30, 2006 and October 1, 2005, respectively.  For the nine months ended September 30, 2006 and October 1, 2005, amortization expense related to other intangible assets was $37.7 and $34.7 million, respectively.

Based on intangible assets in service as of September 30, 2006, estimated amortization expense for the remainder of 2006 and each of the five succeeding fiscal years is $11.9 million, $46.6 million, $44.2 million, $39.4 million, $38.8 million and $37.4 million, respectively.

10.    Long-Term Debt

Long-term debt consists of the following:

	September 30,	October 1,	December 31,
In thousands	2006	2005	2005
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount of $48,059 at September 30, 2006, $66,993 at October 1, 2005 and $62,454 at December 31, 2005, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, accreted principal due and payable at maturity - December 2013	$199,141	$180,207	$184,746
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	—	—
Visant:
Borrowings under our senior secured credit facility:
Term Loan A, variable rate, 6.00% at October 1, 2005, paid in full at December 31, 2005	—	90,000	—
Term Loan C, variable rate, 7.07% at September 30, 2006, 5.94% at October 1, 2005 and 6.78% at December 31, 2005, with semi-annual principal and interest payments through October 1, 2011	716,500	826,500	816,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000	500,000
	1,765,641	1,596,707	1,501,246
Less current portion	—	—	—
	$1,765,641	$1,596,707	$1,501,246

In connection with the Transactions, Visant entered into senior secured credit facilities, providing for an aggregate amount of $1,270 million, including a $250 million revolving credit facility, and issued $500 million aggregate principal amount of 7.625% senior subordinated notes.   Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million, including the redemption value of certain remaining redeemable preferred stock.

Visant’s obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., a direct wholly-owned subsidiary of Holdings and the direct parent of Visant, and by Visant’s material current and future domestic subsidiaries.  The obligations of Visant’s principal Canadian operating subsidiary under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., Visant, Visant’s material current and future domestic subsidiaries and Visant’s other current and future Canadian subsidiaries.  Visant’s obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary Holdings Corp. and Visant’s material current and future domestic subsidiaries, including but not limited to:

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

Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed.  Visant’s senior secured facilities allow us, subject to certain conditions, to incur additional term loans under the term loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300 million, which additional term loans will have the same security and guarantees as the term A and C loan facilities.

The senior secured credit facilities require Visant to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  In addition, the senior secured credit facilities contain certain restrictive covenants which will, among other things, limit Visant’s and its subsidiaries’ ability to incur additional indebtedness, pay dividends, prepay subordinated debt, make investments, merge or consolidate, change the business, amend the terms of Visant’s subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of default, subject to grace periods, as appropriate.

The dividend restrictions under the Visant senior secured credit facilities apply only to Visant and Visant Secondary Holdings Corp., and essentially prohibit all dividends other than (1) for dividends paid on or after April 30, 2009 and used by Holdings to make regularly-scheduled cash interest payments on its senior discount notes, subject to compliance with the interest coverage covenant after giving effect to such dividends, (2) for other dividends so long as the amount thereof does not exceed $50 million plus an additional amount based on Visant’s net income and the amount of any capital contributions received by Visant after October 4, 2005 and (3) pursuant to other customary exceptions, including redemptions of stock made with other, substantially similar stock or with proceeds of concurrent issuances of substantially similar stock.

The indentures governing Visant’s senior subordinated notes and Holdings’ senior discount notes and senior notes also contain numerous covenants including, among other things, restrictions on the ability to:  incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of restricted subsidiaries to make dividends or distributions to its parent company; engage in transactions with affiliates; and create liens.

Visant’s senior subordinated notes are guaranteed, jointly and severally, on a senior subordinated unsecured basis, by each of Visant’s material current and future domestic subsidiaries. The indenture governing Visant’s senior subordinated notes restricts Visant and its restricted subsidiaries from paying dividends or making any other distributions on account of Visant’s or any restricted subsidiary’s equity interests (including any dividend or distribution payable in connection with any merger or consolidation) other than (1) dividends or distributions by Visant payable in equity interests of Visant or in options, warrants or other rights to purchase equity interests or (2) dividends or distributions by a restricted subsidiary, subject to certain exceptions.

The indentures governing Holdings’ senior discount notes and senior notes restrict Holdings and its restricted subsidiaries from declaring or paying dividends or making any other distribution (including any payment by Holdings or any restricted subsidiary of Holdings in connection with any merger or consolidation involving Holdings or any of its restricted subsidiaries) on account of Holdings’ or any of its restricted subsidiaries’ equity interests (other than dividends or distributions payable in certain equity interests and dividends payable to Holdings or any restricted subsidiary of Holdings), subject to certain exceptions.

Visant’s senior secured credit facilities and senior subordinated notes contain certain cross-default provisions whereby a default under  other material debt obligations would cause a default under the senior secured credit facilities and the Visant senior subordinated notes.

Any failure to comply with the covenants under the senior secured credit facilities would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder.  As of September 30, 2006, the Company was in compliance with all covenants under its material debt obligations.

At the end of the first quarter of 2006, Holdings privately placed $350.0 million of 8.75% Senior Notes due 2013, with settlement on April 4, 2006.  As a result, on April 4, 2006, the Company received proceeds net of $9.3 million of deferred financing costs.  All net proceeds from the offering were used to fund a dividend to stockholders of Holdings, which was paid on April 4, 2006.  The senior notes are unsecured and are not guaranteed by any of the Company’s subsidiaries.  On October 10, 2006 Holdings consummated the exchange offer for all outstanding notes privately placed for an equal principal amount of registered notes.

During the second quarter ended July 1, 2006, Visant transferred approximately $4.8 million of cash to Holdings to allow Holdings to make a scheduled interest payment related to the $350 million 8.75% Senior Notes due 2013.  This is reflected in Visant’s condensed consolidated balance sheet as a return of capital and presented in the condensed consolidated statement of cash flows as a distribution to stockholder.  These amounts eliminate in consolidation and have no impact on Holdings’ condensed consolidated financial statements.

During the third quarter ended September 30, 2006, Visant voluntarily prepaid $100.0 million of its term loan under the senior secured credit facility, including all originally scheduled principal payments due under its Term Loan C facility through most of 2011.

As of September 30, 2006, there was $117.4 million outstanding in the form of short-term borrowings under the senior secured credit facilities that relate to the domestic and Canadian revolving line of credit, at a weighted average interest rate of 7.00%, and an additional $15.7 million outstanding in the form of letters of credit, leaving $116.9 million available under the $250 million revolving credit facility.

11.   Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate, foreign currency exchange, and commodities exposures.  Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros.  At September 30, 2006, there were no contracts related to these activities outstanding.  The Company will also from time to time enter into swap contracts to hedge against price fluctuations in natural gas.

12.    Commitments and Contingencies

The Company is subject to market risk associated with changes in the price of precious metals.  To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  The purchase commitment at September 30, 2006 was $29.6 million with delivery dates occurring through April 2007.  These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The fair market value of the open precious metal forward contracts at September 30, 2006 was $28.5 million, calculated by valuing each contract at quoted futures prices.

Environmental

The Company’s operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Costs incurred to comply with such laws and regulations have become more stringent over time.

Also, as an owner and operator of real property or a generator of hazardous substances, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Some of the Company’s current or past operations have involved metalworking and plating, printing, and other activities that have resulted in environmental conditions that have given rise to liabilities.

As part of its environmental management program, the Company has been involved in environmental remediation on a property formerly owned and operated by Jostens for jewelry manufacturing. Although Jostens no longer owns the site, Jostens managed the remediation project, which began in 2000. As of September 30, 2006, Jostens had made payments totaling $7.9 million for remediation at this site. During 2001, Jostens received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs.  In July 2006, the State of Illinois Environmental Protection Agency issued a “No Further Remediation” letter with respect to this site.  The Company will have certain ongoing monitoring obligations.  The Company does not expect the cost of such ongoing monitoring to be material.

While Jostens may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable.

Legal Proceedings

In the matter of Christian Pocino v. Jostens, Inc., the Court of Appeal of the State of California affirmed the trial court’s judgment in favor of Jostens in early May 2006.  The order became final at the beginning of July 2006.

In communications with U.S. Customs and Border Protection (“Customs”), the Company learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these alleged tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest on the loss of revenue, if any is determined. Presently, no formal notice of, or demand for, any alleged loss of revenue has been issued by Customs. A review of Jostens’ import practices has revealed that during the relevant period, Jostens’ merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens has addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. Jostens is in the early stages of administrative review of this matter, and it is not clear what Customs’ position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed under statute from making post-entry NAFTA claims for the subject imports. Jostens intends to vigorously defend its position and has recorded no accrual for any potential liability. However, there can be no assurance that Jostens will be successful in its defense or that the disposition of this matter will not have a material effect on the business, financial condition and results of operations of the Company.

The Company is also a party to other litigation arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company believes the effect on the business, financial condition and results of operations, if any, for the disposition of these matters will not be material, however, there can be no assurance in this regard.

13.    Income Taxes

The Company has provided income tax provisions based on its best estimate of the consolidated effective tax rates applicable for the entire year.  The estimated consolidated effective tax rates for continuing operations for the nine months ended September 30, 2006 were 39.5% and 38.6% for Holdings and Visant, respectively.  These rates were lower than the effective rates of 40.0% and 39.0%, respectively, used for the Company’s first six months due to more favorable estimates of the effects of permanent differences between income reported in the financial statements and taxable income.

During the nine-month period ended September 30, 2006, the effective tax rates for continuing operations were 37.7% and 37.2% for Holdings and Visant, respectively, as a result of applying the estimated consolidated effective tax rates and giving effect to certain tax provision adjustments apart from the estimate of the Company’s annual effective tax rate.  Those tax provision adjustments included a reduction of the deferred tax valuation allowance by $0.6 million during the first quarter of 2006 and a $1.0 million reduction of income tax expense during the third quarter of 2006 due primarily to the utilization in the 2005 tax return of capital loss carryforward deductions that had been previously reserved.   For the comparable nine-month period ended October 1, 2005, the effective income tax rates for continuing operations for Holdings and Visant were 39.0% and 38.5%, respectively.

During the quarter ended September 30, 2006, the Company made adjustments to its income tax provision to reflect the tax effect of permanent differences based on the 2005 tax return as filed.  As a result of those adjustments, the Company recorded additional income tax expense of $0.5 million attributable to the sale of Jostens Photography businesses and a tax benefit of $1.0 million in its tax provision for results from continuing operations.

During the nine months ended September 30, 2006, the Company reduced its deferred tax valuation allowance and its income tax expense by $1.6 million attributable to capital loss carryforward deductions affecting continuing operations and $5.2 million affecting discontinued operations.  As a result of the sale of Jostens Photography businesses, the Company estimates that $4.6 million of tax benefit attributable to foreign tax credit carryforwards will be realized and $0.6 million of tax benefit attributable to capital loss carryforwards will be realized.

For the three-month period ended September 30, 2006, the effective rates of tax benefit for continuing operations were 46.7% and 56.6% for Holdings and Visant, respectively, compared with 46.3% and 47.8% for the comparable prior year period.  The rate of tax benefit for both the third quarters of 2006 and 2005 was greater than the federal statutory rate of tax due to the favorable effects of reducing the nine-month estimated annual consolidated effective tax rates in the third quarter that traditionally reports a seasonal loss.  For the third quarter of 2006 the change in effective tax rate was favorably affected by adjustments required as a result of filing the Company’s 2005 income tax return.  For the third quarter of 2005, the change in effective tax rate was favorably affected by the anticipated repatriation of foreign earnings.

During April 2006, Holdings was notified by the Internal Revenue Service that the congressional Joint Committee on Taxation had approved a claim for refund by Jostens for the taxable years 2000 and 2001. The Company received a Federal refund of approximately $7.6 million, including $1.2 million of interest, during the second quarter of 2006. A substantial portion of the tax refund represents a reduction of goodwill.  The reduction of goodwill for the nine months ended September 30, 2006 of $4.7 million was attributable to the resolution of an income tax uncertainty that arose in connection with a purchase business combination completed by Jostens in May 2000.

14.    Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	September 30,	October 1,	September 30,	October 1,
In thousands	2006	2005	2006	2005
Service cost	$1,549	$1,825	$5	$10
Interest cost	3,747	3,711	49	78
Expected return on plan assets	(5,653)	(5,314)	—	—
Administrative expenses	102	179	—	—
Amortization of prior year service cost	(119)	13	(46)	—
Net periodic (benefit) expense	$(374)	$414	$8	$88

	Pension benefits		Postretirement benefits
	Nine months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
In thousands	2006	2005	2006	2005
Service cost	$4,647	$5,475	$15	$30
Interest cost	11,241	11,133	146	234
Expected return on plan assets	(16,959)	(15,942)	—	—
Administrative expenses	306	537	—	—
Amortization of prior year service cost	(356)	39	(136)	—
Net periodic (benefit) expense	$(1,121)	$1,242	$25	$264

As of December 31, 2005, the Company did not expect to contribute to its qualified pension plans in 2006 due to the funded status of the plans. This estimate has not changed as of September 30, 2006. For the nine months ended September 30, 2006, the Company did not make any contributions to the qualified pension plans and contributed $1.5 million and $0.1 million to its nonqualified pension plans and postretirement welfare plans, respectively.

15.     Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. The maximum grant to any one person must not exceed in the aggregate 70,400 shares. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in the Stockholders Agreement, dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company.  We do not anticipate additional options to be granted under the 2003 Plan.  As of September 30, 2006, there were 52,512 options vested under the 2003 Plan and 2,200 unvested and subject to vesting.

In connection with the Transactions, all options to purchase Von Hoffmann and Arcade common stock that were outstanding immediately prior to the Transactions were cancelled and extinguished. Consideration paid in respect of the Von Hoffmann options was an amount equal to the difference between the per share Transaction consideration and the exercise price, resulting in an aggregate payment of approximately $5.4 million included in “transaction costs” for 2004. No consideration was paid in respect of the Arcade options.

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan (the “2004 Plan”), which permits us to grant key employees and certain other persons various equity-based awards, including stock options and restricted stock. The 2004 Plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries, provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. Under his employment agreement, the Company’s Chief Executive Officer receives awards of stock options and restricted stock under the plan. Additional members of management are eligible to receive equity-based awards. Option grants consist of “time options”, which generally vest and become exercisable in annual installments over a five-year period from the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. Upon the occurrence of a “change in control” (as defined in the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is 10 calendar years after the date of the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement.  As of September 30, 2006, there were 77,999 options vested under the 2004 Plan and 251,337 unvested and subject to vesting.

Prior to January 1, 2006, the Company applied the intrinsic method under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.  Since all options previously granted to employees were “at the money”, no compensation cost was reflected in net income (loss).  For the quarter ended and nine months ended October 1, 2005, the Company’s pro forma net income (loss) incorporating the stock-based compensation expense provisions under SFAS No. 123, Share-based Payment, would not have been materially different than reported net income.

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires the recognition of compensation expense related to all equity awards based on the fair values of the awards at the grant date.  Prior to the adoption of SFAS No. 123R, the Company used the minimum value method in its SFAS No. 123 pro forma disclosure and therefore applied the prospective transition method as of the effective date.  Under the prospective transition method, the Company would recognize compensation expense for equity awards granted, modified and canceled subsequent to the date of adoption.

On April 4, 2006, the Company declared and paid a special cash dividend of $57.03 per share to the common stockholders of Holdings.  In connection with the special cash dividend, on April 4, 2006, the exercise prices of issued and outstanding options as of April 4, 2006 under the 2003 Plan and the 2004 Plan were reduced by an amount equal to the dividend.  The 2003 and 2004 Plans and underlying stock option agreements contain provisions that provide for anti-dilutive protection in the case of certain extraordinary corporate transactions, such as the special dividend, and the incremental compensation cost, defined as the difference in the fair value of the modified award immediately before and after the modification, was calculated as zero.  As a result of the above modification, all stock option awards previously accounted for under APB No. 25 will be prospectively accounted for under SFAS No. 123R.  Accordingly, no incremental compensation cost was recognized as a result of the modification.

 The Company had granted non-employee awards to certain related parties, as disclosed in Note 17, Related Party Transactions, prior to January 1, 2006, for which compensation expense has been recorded in 2006 and 2005.

For the three month period ended September 30, 2006, the Company recognized total compensation expense related to stock options of less than $0.1 million which is included in selling, general and administrative expenses.  For the nine-month period ended September 30, 2006, the Company recognized total compensation expense related to stock options of $0.1 million.  As of September 30, 2006, there was no unrecognized compensation cost related to nonvested share based compensation awards granted under the 2003 Plan and 2004 Plan stock plan, as upon modification and the application of the prospective method the shares were determined to have a historical value of zero.  During the three months and nine months ended September 30, 2006, an insignificant amount of options had vested.

The following table summarizes stock option activity for Holdings:

Shares in thousands	Shares	Weighted - average exercise price
Outstanding at December 31, 2005	388	$37.78	*
Granted	—	—
Forfeited	(3)	$39.07
Cancelled	(1)	$30.09
Outstanding at September 30, 2006	384	$37.76

Exercisable at September 30, 2006	131	$35.40

* Weighted average exercise price at December 31, 2005 has been adjusted to reflect the special dividend declared in April 2006.

The weighted average remaining contractual life of outstanding options at September 30, 2006 was approximately 8.3 years.

16.    Business Segments

The Company operates in four reportable segments. During the second quarter of 2006, the Company consummated the sale of its Jostens Photography businesses, which previously comprised a reportable segment. Accordingly, this segment has been reported as discontinued operations and as a result the number of reportable segments reduced from five to four for all periods presented.  The four reportable segments consist of the following:

Jostens Scholastic segment provides services related to the marketing, sale and production of class rings and an array of graduation products.

Jostens Yearbook segment provides services related to the publication, marketing, sale and production of yearbooks.

Marketing and Publishing Services segment produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care markets, and innovative, highly personalized products primarily targeted to the direct marketing sector.  The group also produces testing and supplemental materials and related components for educational publishers.

Educational Textbook segment, which does business under the Von Hoffmann name, produces four-color case-bound educational textbooks.

The following table presents information of Holdings by business segment:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
In thousands	2006	2005	2006	2005
Net sales
Jostens Scholastic	$34,081	$34,352	$298,318	$297,546
Jostens Yearbook	70,665	68,454	333,299	320,692
Marketing and Publishing Services	144,091	122,201	386,430	361,610
Educational Textbook	41,458	53,926	130,555	154,312
Inter-segment eliminations	(2,493)	(1,999)	(7,584)	(6,705)
	$287,802	$276,934	$1,141,018	$1,127,455

Operating income
Jostens Scholastic	$(15,024)	(19,658)	$27,531	5,483
Jostens Yearbook	9,446	7,401	97,158	79,374
Marketing and Publishing Services	21,726	18,776	57,069	47,917
Educational Textbook	3,528	4,987	15,385	18,992
	$19,676	$11,506	$197,143	$151,766

Depreciation and amortization
Jostens Scholastic	$6,385	$6,072	$20,369	$21,656
Jostens Yearbook	8,509	8,098	26,484	28,350
Marketing and Publishing Services	6,387	6,102	18,298	19,301
Educational Textbook	2,008	1,826	6,229	5,644
	$23,289	$22,098	$71,380	$74,951

17.    Related Party Transactions

Management Services Agreement

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which the Sponsors agreed to provide certain structuring, consulting and management advisory services. Under the agreement, the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year.  The Company paid $0.8 million as advisory fees to the Sponsors for each of the three-month periods ended September 30, 2006 and October 1, 2005.  For the nine-month periods ended September 30, 2006 and October 1, 2005, the Company paid $2.3 million as advisory fees to the Sponsors.  The agreement also provides for certain indemnification by the Company of the Sponsors and their affiliates, directors, officers and representatives.

Other

The Company retained Capstone Consulting (“Capstone”) in 2004 to provide consulting services to certain segments primarily to identify and advise on potential opportunities to improve operating efficiencies. During the three months and nine months ended September 30, 2006, Capstone did not provide consulting services to the Company.  Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. In March 2005, an affiliate of Capstone invested $1.3 million in the Company’s Class A Common Stock and was granted 13,527 options to purchase Class A Common Stock under the 2004 Plan.

18.    Condensed Consolidating Guarantor Information

As discussed in Note 10, Long-Term Debt, Visant’s obligations under the senior secured credit facilities and the 7.625% senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis.  On June 30, 2006, the Company consummated the sale of its Jostens Photography businesses in Canada and the United States.  As a result, the remaining non-guarantor subsidiaries under the senior secured facilities and 7.625% senior subordinated notes are considered insignificant to the condensed consolidated financial statements of Visant.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise indicated, management’s discussion and analysis of financial condition and results of operations is provided with respect to Holdings, which has materially the same financial condition and results of operations as Visant.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can by identified by the use of statements that include such words as “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors included in our 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and elsewhere in this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•       our substantial indebtedness;

•       our inability to implement our business strategy and achieve anticipated cost savings in a timely and effective manner;

•       competition from other companies;

•       the seasonality of our businesses;

•       the loss of significant customers or customer relationships;

•       fluctuations in raw material prices;

•       our reliance on a limited number of suppliers;

•       our reliance on numerous complex information systems;

•       the reliance of our businesses on limited production facilities;

•       the amount of capital expenditures required for our businesses;

•       labor disturbances;

•       environmental regulations;

•       foreign currency fluctuations and foreign exchange rates;

•       the outcome of litigation;

•       control by our stockholders;

•       our dependency on the sale of school textbooks;

•       the textbook adoption cycle and levels of government funding for education spending;

•       Jostens’ reliance on independent sales representatives; and

•       the failure of our sampling systems to comply with U.S. postal regulations.

We caution you that the foregoing list of important factors is not exclusive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly or revise any of them in light of new information, future events or otherwise, except as required by law.

GENERAL

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing markets. We were formed through the October 2004 consolidation of Jostens, Von Hoffmann and Arcade.

We operate in four reportable segments. During the second quarter, we entered into definitive agreements to sell our Jostens Photography businesses, which previously comprised a reportable segment. Accordingly, this segment has been reported as discontinued operations and as a result the number of reportable segments has been reduced from five to four for all periods presented.  The four reportable segments consist of the following:

Jostens Scholastic segment provides services related to the marketing, sale and production of class rings and an array of graduation products.

Jostens Yearbook segment provides services related to the publication, marketing, sale and production of yearbooks.

Marketing and Publishing Services segment produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care markets, and innovative, highly personalized products primarily targeted to the direct marketing sector.  The group also produces testing and supplemental materials and related components for educational publishers.

Educational Textbook segment, which does business under the Von Hoffmann name, produces four-color case-bound educational textbooks.

The price of gold has increased dramatically during the past year, and we expect the volatility in the price of gold to continue at least through the balance of the year.  These higher gold prices have impacted, and could further impact, our operating expenses as well as the level of spending by our customers in the Jostens Scholastic segment.

The Transactions

On October 4, 2004, an affiliate of KKR and affiliates of DLJ Merchant Banking Partners completed the Transactions which created a marketing and publishing services enterprise, servicing the school affinity products, direct marketing, fragrance and cosmetics sampling and educational markets comprised of the operations of Jostens, Von Hoffmann, The Lehigh Press, Inc. and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJMBP II, and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest in Holdings, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest, with the remainder held by other co-investors and certain members of management.  In connection with the Transactions, approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed.  After giving effect to the issuance of equity to additional members of management, as of October 30, 2006, affiliates of KKR and DLJMBP III held approximately 49.1% and 41.0%, respectively, of the voting interests of Holdings, while each continued to hold approximately 44.6% of the economic interests.  As of October 30, 2006, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interests of Holdings, and members of management collectively held approximately 1.6% of the voting interest and approximately 1.7% of the economic interests.

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

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions.  The new guidance will be effective for us on January 1, 2007.  We are currently studying the provisions of FIN 48 to determine the impact, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), that establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently studying the provisions of SFAS No. 157 to determine the impact, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.  The new guidance will be effective for us the first fiscal year ending after June 15, 2007.  We are currently studying the provisions of SFAS No. 158 to determine the impact, if any, on our financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to clarify consideration of the effects of the prior year errors when quantifying misstatements in current year financial statements.  SAB 108 states that registrants should quantify errors using both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement.  The new guidance is applicable to annual financial statements for fiscal years ending after November 15, 2006. We are currently studying the provisions of SAB 108 to determine the impact, if any, on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to the Three Months Ended October 1, 2005

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended September 30, 2006 and October 1, 2005.

	Three months ended
	September 30,	October 1,
In thousands	2006	2005	$ Change	% Change
Net sales	$287,802	$276,934	$10,868	3.9%
Cost of products sold	185,975	185,740	235	0.1%
Gross profit	101,827	91,194	10,633	11.7%
% of net sales	35.4%	32.9%

Selling and administrative expenses	81,980	80,803	1,177	1.5%
% of net sales	28.5%	29.2%

Gain on sale of fixed assets	(784)	(3,725)	2,941	NM
Special charges	955	2,610	(1,655)	NM
Operating income	19,676	11,506	8,170	71.0%
% of net sales	6.8%	4.2%

Interest expense, net	41,109	31,852	9,257	29.1%
Loss before income taxes	(21,433)	(20,346)	(1,087)
Benefit from income taxes	(10,016)	(9,420)	(596)	6.3%
Loss from continuing operations	(11,417)	(10,926)	(491)	4.5%
Loss from discontinued operations, net of tax	(629)	(452)	(177)	NM
Net loss	$(12,046)	$(11,378)	$(668)	5.9%

NM - Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended September 30, 2006 and October 1, 2005.  For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
	September 30,	October 1,
In thousands	2006	2005	$ Change	% Change
Net sales
Jostens Scholastic	$34,081	$34,352	$(271)	(0.8)%
Jostens Yearbook	70,665	68,454	2,211	3.2%
Marketing and Publishing Services	144,091	122,201	21,890	17.9%
Educational Textbook	41,458	53,926	(12,468)	(23.1)%
Inter-segment eliminations	(2,493)	(1,999)	(494)	NM
	$287,802	$276,934	$10,868	3.9%
Operating income
Jostens Scholastic	$(15,024)	$(19,658)	$4,634	23.6%
Jostens Yearbook	9,446	7,401	2,045	27.6%
Marketing and Publishing Services	21,726	18,776	2,950	15.7%
Educational Textbook	3,528	4,987	(1,459)	(29.3)%
	$19,676	$11,506	$8,170	71.0%

NM - not meaningful

Net Sales.  Consolidated net sales increased $10.9 million, or 3.9%, to $287.8 million for the three months ended September 30, 2006 from $276.9 million for the corresponding period in 2005.

The net sales of the Jostens Scholastic segment were relatively flat, decreasing $0.3 million, or 0.8%, to $34.1 million for the third quarter of 2006 from $34.4 million for the third quarter of 2005.  The decrease was attributable to a shift in the timing of graduation product deliveries from the third quarter to the fourth quarter of 2006 offset somewhat by higher jewelry revenue.  Jostens Yearbook net sales increased $2.2 million, or 3.2%, to $70.7 million for the third quarter of 2006 compared to $68.5 million for the third quarter of 2005 as a result of price increases and timing of shipments.

The net sales of the Marketing and Publishing Services segment increased $21.9 million, or 17.9%, to $144.1 million during the third quarter of 2006 from $122.2 million for the third quarter of 2005.  The increase was primarily attributable to higher sampling and direct marketing volume as well as the acquisitions of Dixon Direct and the Vertis fragrance sampling business, which contributed $8.3 million of net sales during the quarter.

The net sales of the Educational Textbook business decreased $12.5 million, or 23.1%, to $41.5 million in the third quarter of 2006 from $53.9 million in the third quarter of 2005 due to lower sales of paper to our customers of approximately $6.3 million with the remaining decrease attributable to overall lower textbook volume.

Gross Profit.  Gross profit increased $10.6 million, or 11.7%, to $101.8 million for the three months ended September 30, 2006 from $91.2 million for the same period in 2005.  As a percentage of net sales, gross profit margin increased to 35.4% for the three months ended September 30, 2006 from 32.9% for the same period in 2005.  The increase of 2.5 margin points is attributable to:

•            improved diploma business performance in the Jostens Scholastic segment;

•            cost savings realized from overall improvements in plant efficiency and cost reduction initiatives that benefited all businesses;

•            general price increases in the Jostens Scholastic and Jostens Yearbook segments; and

•            improved utilization of labor in the Educational Textbook and Marketing and Publishing Services segments.

Gross profit improvements in the Jostens Scholastic segment were offset somewhat by higher gold costs in 2006.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.2 million, or 1.5%, to $82.0 million for the three months ended September 30, 2006 from $80.8 million in 2005.  As a percentage of net sales, selling and administrative expenses decreased 0.7% to 28.5% for the third quarter of 2006 from 29.2% for the same period in 2005.  The acquisitions of Dixon Direct and the Vertis fragrance sampling business contributed $1.1 million of the increase during the quarter. The decrease in selling and administrative expenses as a percentage of net sales was the result of cost reduction initiatives.  These savings were partially offset by higher commissions due to higher net sales.

Special Charges.  During the third quarter of 2006, the Company recorded $1.0 million of special charges.  The amount incurred primarily related to the Educational Textbook segment, which recorded approximately $0.9 million of severance charges and related benefits associated with the reduction of 59 employees.

During the third quarter of 2005, the Company recorded $2.6 million of special charges. Jostens Scholastic and Jostens Yearbook recorded $1.2 million and $0.4 million of severance costs and related benefits associated with a headcount reduction of 16 Jostens Scholastic employees and 6 Jostens Yearbook employees, respectively.  The Marketing and Publishing Services and Educational Textbook segments recorded charges of $0.7 million and $0.3 million, respectively, related to severance costs that reduced headcount by 61 employees.

Operating Income.  As a result of the aforementioned items, consolidated operating income increased $8.2 million, or 71.0%, to $19.7 million for the three months ended September 30, 2006 from $11.5 million for the comparable period in 2005.  As a percentage of net sales, operating income increased to 6.8% for the third quarter of 2006 from 4.2% for the same period in 2005.

Net Interest Expense.  Net interest expense was comprised of the following:

	Three months ended
	September 30,	October 1,
In thousands	2006	2005	$ Change	% Change
Visant:
Interest expense	$24,093	$24,224	$(131)	(0.5)%
Amortization of debt discount, premium and deferred financing costs	4,150	3,108	1,042	33.5%
Interest income	(129)	(55)	(74)	NM
	28,114	27,277	837	3.1%
Holdings:
Interest expense	7,635	1	7,634	NM
Amortization of debt discount, premium and deferred financing costs	5,376	4,579	797	17.4%
Interest income	(16)	(5)	(11)	NM
	12,995	4,575	8,420	184.0%
	$41,109	$31,852	$9,257	29.1%

NM = Not meaningful

Net interest expense increased $9.3 million, or 29.1%, to $41.1 million for the three months ended September 30, 2006 as compared to $31.9 million for the comparable prior year period.  The increase was due mainly to Holdings’ new 8.75% senior notes.

Income Taxes.  For the three-month period ended September 30, 2006, the effective rates of tax benefit for continuing operations were 46.7% and 56.6% for Holdings and Visant, respectively, compared with 46.3% and 47.8% for the comparable prior year period.  The rate of tax benefit for both the third quarter 2006 and 2005 was greater than the federal statutory rate of tax due to the favorable effects of reducing the nine-month estimated annual consolidated effective tax rates in the third quarter that traditionally reports a seasonal loss.  For the third quarter of 2006 the change in effective tax rate was favorably affected by adjustments required as a result of filing the Company’s 2005 income tax return.  For the third quarter of 2005, the change in effective tax rate was favorably affected by the anticipated repatriation of foreign earnings.

During the quarter ended September 30, 2006, the Company made adjustments to its income tax provision to reflect the tax effect of permanent differences based on the 2005 tax return as filed.  As a result of those adjustments, the Company recorded additional income tax expense of $0.5 million attributable to the sale of the Jostens Photography businesses and a tax benefit of $1.0 million in its tax provision for results from continuing operations.

Loss from Discontinued Operations.  During the second quarter of 2006, we consummated the sale of our Jostens Photography businesses, which previously was a reportable segment.  The sale closed on June 30, 2006 with the Company recognizing net proceeds of $64.1 million. Losses from discontinued operations for the Jostens Photography businesses were $0.6 million and $0.5 million for the three months ended September 30, 2006 and October 1, 2005, respectively.

Net Loss.  As a result of the aforementioned items, net loss increased $0.7 million, or 5.9%, to $12.0 million for the three months ended September 30, 2006 compared to net loss of $11.4 million for the same period in 2005.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended October 1, 2005

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the nine-month periods ended September 30, 2006 and October 1, 2005.

	Nine months ended
	September 30,	October 1,
In thousands	2006	2005	$ Change	% Change
Net sales	$1,141,018	$1,127,455	$13,563	1.2%
Cost of products sold	636,571	662,643	(26,072)	(3.9)%
Gross profit	504,447	464,812	39,635	8.5%
% of net sales	44.2%	41.2%

Selling and administrative expenses	305,346	308,041	(2,695)	(0.9)%
% of net sales	26.8%	27.3%

Gain on disposal of fixed assets	(1,631)	(3,478)	1,847	NM
Transaction costs	—	1,324	(1,324)	NM
Special charges	3,589	7,159	(3,570)	NM
Operating income	197,143	151,766	45,377	29.9%
% of net sales	17.3%	13.5%

Interest expense, net	109,504	92,724	16,780	18.1%
Income before income taxes	87,639	59,042	28,597
Provision for income taxes	33,013	23,049	9,964	43.2%
Income from continuing operations	54,626	35,993	18,633	51.8%
Loss from discontinued operations, net of tax	(6,044)	(4,374)	(1,670)	NM
Net income	$48,582	$31,619	$16,963	53.6%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the nine-month periods ended September 30, 2006 and October 1, 2005.  For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Nine months ended
	September 30,	October 1,
In thousands	2006	2005	$ Change	% Change
Net sales
Jostens Scholastic	$298,318	$297,546	$772	0.3%
Jostens Yearbook	333,299	320,692	12,607	3.9%
Marketing and Publishing Services	386,430	361,610	24,820	6.9%
Educational Textbook	130,555	154,312	(23,757)	(15.4)%
Inter-segment eliminations	(7,584)	(6,705)	(879)	NM
	$1,141,018	$1,127,455	$13,563	1.2%
Operating income
Jostens Scholastic	$27,531	$5,483	$22,048	402.1%
Jostens Yearbook	97,158	79,374	17,784	22.4%
Marketing and Publishing Services	57,069	47,917	9,152	19.1%
Educational Textbook	15,385	18,992	(3,607)	(19.0)%
	$197,143	$151,766	$45,377	29.9%

NM - not meaningful

Net Sales.  Consolidated net sales increased $13.6 million, or 1.2%, to $1,141 million for the nine months ended September 30, 2006 from $1,127 million for the corresponding period in 2005.

For the nine-month period ended September 30, 2006, net sales for the Jostens Scholastic segment were $298.3 million, a slight increase of 0.3%, from the $297.5 million reported for the prior year comparative period, primarily attributable to higher jewelry revenue offset by the timing of graduation product deliveries from third quarter to fourth quarter of 2006.  Jostens Yearbook net sales were $333.3 million for the nine-month period ended September 30, 2006, an increase of 3.9%, compared to $320.7 million of net sales in the corresponding 2005 period due to price increases, account growth and timing of deliveries.

The net sales of the Marketing and Publishing Services segment increased $24.8 million, or 6.9%, to $386.4 million for the nine-month period ended September 30, 2006 from $361.6 million for the comparable period in 2005.  This increase was primarily attributable to higher direct marketing volume and the acquisitions of Dixon Direct and the Vertis fragrance sampling business, which contributed $8.9 million during 2006.

The net sales of the Educational Textbook business decreased $23.8 million, or 15.4%, to $130.6 million for the first nine months of 2006 from $154.3 million for the corresponding period of 2005 due to lower paper sales of approximately $10.2 million as well as lower textbook  volume to certain customers.

Gross Profit.  Gross profit increased $39.6 million, or 8.5%, to $504.4 million for the nine months ended September 30, 2006 from $464.8 million for the same period in 2005.  As a percentage of net sales, gross profit margin increased to 44.2% for the nine months ended September 30, 2006 from 41.2% for the same period in 2005.   The increase of 3.0 margin points was substantially related to:

•                  improved diploma business performance in the Jostens Scholastic segment;

•                  cost savings realized from overall improvements in plant efficiency and cost reduction initiatives that benefited all businesses;

•                  general price increases in the Jostens Scholastic and Jostens Yearbook segments; and

•                  lower depreciation expense attributable to Jostens’ 2003 purchase accounting.

Gross profit improvements in the Jostens Scholastic segment were offset somewhat by higher gold costs in 2006.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $2.7 million, or 0.9%, to $305.3 million for the nine months ended September 30, 2006 from $308.0 million for the comparable period in 2005.  As a percentage of net sales, selling and administrative expenses decreased 0.5% to 26.8% for the first nine months of 2006 from 27.3% for the same period in 2005.  The $2.7 million decrease was primarily due to the impact of administrative headcount reductions and cost savings realized from various synergy programs.  These savings were partially offset by higher commissions due to higher net sales.  In addition, the acquisitions of Dixon Direct and the Vertis fragrance sampling business contributed $1.2 million of additional selling and administrative costs in 2006.

Special Charges.  For the nine months ended September 30, 2006, the Company recorded $3.6 million of special charges for severance costs and related benefit costs.  These charges included $0.1 million related to Jostens Scholastic, less than $0.1 million related to Jostens Yearbook, $0.3 million related to the Marketing and Publishing Services segment and $0.9 million related to the Educational Textbook segment.  Headcount reductions associated with these activities were eight for Jostens Scholastic, two for Jostens Yearbook, 11 for Marketing and Publishing Services and 59 employees for Educational Textbook.  Additionally, the Company recognized an impairment loss of $2.3 million related to the sale of its Jostens headquarters building.

For the nine months ended October 1, 2005, the Company incurred $7.2 million of special charges for severance costs and related benefits.  These charges included $4.4 million related to Jostens Scholastic, $0.8 million related to Jostens Yearbook, $1.5 million related to Marketing and Publishing Services and $0.5 million related to Educational Textbook.  Headcount reductions associated with these activities were 53 for Jostens Scholastic, 10 for Jostens Yearbook, and 66 employees for Marketing and Publishing Services and Educational Textbook.

Operating Income.  As a result of the aforementioned items, consolidated operating income increased $45.4 million, or 29.9%, to $197.1 million for the nine months ended September 30, 2006 from $151.8 million in 2005.

As a percentage of net sales, operating income increased to 17.3% for the first nine months of 2006 from 13.5% for the same period in 2005.

Net Interest Expense.  Net interest expense was comprised of the following:

	Nine months ended
	September 30,	October 1,
In thousands	2006	2005	$ Change	% Change
Visant:
Interest expense	$73,308	$70,087	$3,221	4.6%
Amortization of debt discount, premium and deferred financing costs	8,038	10,266	(2,228)	(21.7)%
Interest income	(2,313)	(932)	(1,381)	NM
	79,033	79,421	(388)	(0.5)%
Holdings:
Interest expense	15,103	1	15,102	NM
Amortization of debt discount, premium and deferred financing costs	15,391	13,385	2,006	15.0%
Interest income	(23)	(83)	60	NM
	30,471	13,303	17,168	129.1%
	$109,504	$92,724	$16,780	18.1%

NM = Not meaningful

Net interest expense increased $16.8 million, or 18.1%, to $109.5 million for the nine months ended September 30, 2006 as compared to $92.7 million for the same prior year period.  The increase was due mainly to Holdings’ 8.75% senior notes issued in April 2006 as well as the result of higher interest rates on our variable rate term loan debt during the first nine months of 2006 compared to the same prior year period.  This was partially offset by lower average term loan debt outstanding and an increase in interest income of $1.2 million resulting from a tax refund received by Jostens.

Income Taxes.  During the nine-month period ended September 30, 2006, the effective tax rates for continuing operations were 37.7% and 37.2% for Holdings and Visant, respectively, as a result of applying the estimated consolidated effective tax rates and giving effect to certain tax provision adjustments apart from the estimate of the Company’s annual effective tax rate.  Those tax provision adjustments included a reduction of the deferred tax valuation allowance by $0.6 million during the first quarter of 2006 and a $1.0 million reduction of income tax expense during the third quarter of 2006 due primarily to the utilization in the 2005 tax return of capital loss carryforward deductions that had been previously reserved.   For the comparable nine-month period ended October 1, 2005, the effective income tax rates for continuing operations for Holdings and Visant were 39.0% and 38.5%, respectively.

During the nine months ended September 30, 2006, the Company reduced its deferred tax valuation allowance and its income tax expense by $1.6 million attributable to capital loss carryforward deductions affecting continuing operations and $5.2 million affecting discontinued operations.  As a result of the sale of the Jostens Photography businesses, the Company estimates that $4.6 million of tax benefit attributable to foreign tax credit carryforwards will be realized and $0.6 million of tax benefit attributable to capital loss carryforwards will be realized.

During April 2006, Holdings was notified by the Internal Revenue Service that the congressional Joint Committee on Taxation had approved a claim for refund by Jostens for the taxable years 2000 and 2001. The

Company received a Federal refund of approximately $7.6 million, including $1.2 million of interest, during the second quarter of 2006. A substantial portion of the tax refund represents a reduction of goodwill.

Loss from Discontinued Operations.  During the second quarter of 2006, we consummated the sale of our Jostens Photography businesses, which previously was a reportable segment.  The sale closed on June 30, 2006 with the Company recognizing net proceeds of $64.1 million. Operations for the Jostens Photography businesses resulted in losses of $6.0 million and $4.4 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.  The reduction of goodwill for the nine months ended September 30, 2006 of $4.7 million is attributable to the resolution of an income tax uncertainty that arose in connection with a purchase business combination completed by Jostens in May 2000.

Net Income.  As a result of the aforementioned items, net income increased $17.0 million, or 53.6%, to $48.6 million for the nine months ended September 30, 2006 compared to net income of $31.6 million for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first nine months of fiscal 2006 and 2005 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Nine months ended
	September 30,	October 1,
In thousands	2006	2005
Net cash provided by operating activities	$21,396	$10,765
Net cash used in investing activities	(32,151)	(29,265)
Net cash provided by (used in) financing activities	5,798	(51,558)
Effect of exchange rate change on cash	(436)	61
Net change in cash and cash equivalents	$(5,393)	$(69,997)

For the nine months ended September 30, 2006, operating activities generated cash of $21.4 million compared with cash generated by operating activities of $10.8 million for the same prior year period.  The $10.6 million increase related to a reduction of working capital levels and increased earnings for the nine months ended September 30, 2006 compared to the corresponding prior year period.  Included in the cash flows from operating activities is cash used in discontinued operations of $23.8 million and $0.9 million for the nine-month periods ended September 30, 2006 and October 1, 2005, respectively.  Consequently, the cash provided by continuing operations was $45.2 million and $11.7 million for the first nine months of 2006 and 2005, respectively.

Net cash used in investing activities for the nine months ended September 30, 2006 was $32.2 million, compared with $29.3 million used in investing activities for the comparable 2005 period.  The $2.9 million increase related to proceeds of $64.1 million from the sale of the Jostens Photography businesses offset by the acquisition of the Dixon Direct business and the Vertis sampling fragrance business for $53.6 million and higher capital expenditures of $16.0 million for the nine months ended September 30, 2006 compared to the corresponding period in 2005.

During the nine months ended September 30, 2006, net cash provided by financing activities of $5.8 million consisted of proceeds from the issuance by Holdings of $350.0 million of senior notes and net short term borrowings of $106.0 million offset by $9.5 million used for debt financing costs related to the senior notes, a distribution to Holdings’ stockholders of $340.7 million and a $100.0 million debt prepayment.   During the first nine months of 2005, cash used in financing activities was $51.6 million and it was comprised of debt prepayments of $103.5 million offset by net short-term borrowings of $46.3 million and $5.9 million from proceeds of equity investments by certain members of management.

As of September 30, 2006, we had cash and cash equivalents of $15.3 million.  Our principal sources of liquidity are cash flows from operating activities and borrowings under Visant’s senior secured credit facilities, which included $116.9 million of additional availability under Visant’s revolving credit facility as of September 30, 2006.  We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements.  We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.  In early July 2006, we used our excess cash to make an additional prepayment on our term loan debt of $100 million.

As of September 30, 2006, we were in compliance with all covenants under our material debt obligations.

In September 2006, Moody’s Investors Service (“Moody’s”) in connection with the implementation of its new rating methodology assigned a B3 rating to Holdings’ senior notes, a Ba2 rating to the Visant senior secured credit facilities indebtedness and a B2 rating to Visant’s senior subordinated notes. A corporate rating of B1 was assigned to the Company.   Moody’s negative outlook assigned to Holdings in March 2006 remained unchanged.  The negative outlook reflects, among other factors, Moody’s expectation that fiscal 2006 free cash flow will be reduced significantly by higher cash interest payments of approximately $31 million incurred on the senior notes, plus a material increase in cash taxes primarily due to the absence of net operating loss carryforwards that were available to Holdings in 2005.  Reference is made to the Moody’s announcements for a full explanation of the factors considered.  A security rating is not a recommendation to buy, sell or hold securities and any rating may be revised or withdrawn at any time by the assigning rating organization.  Each rating should be evaluated independently of any other rating.

Based upon the current level of operations, we believe that cash flow from operations, available cash and short-term investments, together with borrowings available under Visant’s senior secured credit facilities, are adequate to meet our future liquidity needs for the next 12 months.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended September 30, 2006.  For additional information, refer to Item 7A of our 2005 Annual Report on Form 10-K.

ITEM 4.           CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”).

Our management, under the supervision of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

As of September 30, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The following were developments, during the three months ended September 30, 2006, of material pending legal proceedings to which we or any of our subsidiaries are a party:

In early May 2006, in the matter of Christian Pocino v. Jostens, Inc., the Court of Appeal of the State of California affirmed the trial court’s judgment in favor of Jostens as described in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements.  The order became final at the beginning of July 2006.

ITEM 1A.       RISK FACTORS

There have been no material changes in our risk factors during the quarter ended September 30, 2006.  For additional information, refer to Item 1A of our 2005 Annual Report on Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

(a)                                  Exhibits

31.1                          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2                          Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3                          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4                          Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1                          Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2                          Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3                          Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4                          Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.

Date: November 9, 2006	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer

Date: November 9, 2006	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: November 9, 2006	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer

Date: November 9, 2006	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(Chief Accounting Officer)