Form 10-Q
period 2008-03-29
VISANT CORP; VISANT HOLDING CORP
filed 2008-05-13
CIK 1308085, 1277021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.
333-112055	VISANT HOLDING CORP.	90-0207875
(Incorporated in Delaware) 357 Main Street Armonk, New York 10504 Telephone: (914) 595-8200

333-120386	VISANT CORPORATION	90-0207604
(Incorporated in Delaware) 357 Main Street Armonk, New York 10504 Telephone: (914) 595-8200

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2008, there were 5,979,984 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are beneficially owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In thousands	March 29, 2008	March 31, 2007
Net sales	$247,040	$255,850
Cost of products sold	128,118	128,070

Gross profit	118,922	127,780
Selling and administrative expenses	105,328	103,742
(Gain) loss on disposal of fixed assets	(20)	391
Special charges	1,451	—

Operating income	12,163	23,647
Interest expense, net	30,273	38,508

Loss before income taxes	(18,110)	(14,861)
Benefit from income taxes	(6,755)	(5,249)

Loss from continuing operations	(11,355)	(9,612)
Income from discontinued operations, net of tax	—	8,373

Net loss	$(11,355)	$(1,239)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	March 29, 2008	December 29, 2007
ASSETS
Cash and cash equivalents	$96,579	$59,710
Accounts receivable, net	131,585	138,896
Inventories, net	143,979	103,924
Salespersons overdrafts, net of allowance of $10,057 and $9,969, respectively	29,171	28,730
Prepaid expenses and other current assets	22,145	19,346
Income tax receivable	10,645	6,959
Deferred income taxes	12,662	12,661

Total current assets	446,766	370,226

Property, plant and equipment	368,833	355,341
Less accumulated depreciation	(184,109)	(174,230)

Property, plant and equipment, net	184,724	181,111
Goodwill	935,520	935,569
Intangibles, net	502,925	515,343
Deferred financing costs, net	30,778	32,666
Other assets	12,379	12,180
Prepaid pension costs	64,579	64,579

Total assets	$2,177,671	$2,111,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$—	$714
Accounts payable	52,781	46,735
Accrued employee compensation and related taxes	38,411	37,245
Commissions payable	29,400	23,468
Customer deposits	233,640	184,461
Interest payable	29,311	12,273
Other accrued liabilities	28,785	30,106

Total current liabilities	412,328	335,002

Long-term debt	1,397,836	1,392,107
Deferred income taxes	173,228	177,929
Pension liabilities	23,510	25,011
Other noncurrent liabilities	30,007	29,748

Total liabilities	2,036,909	1,959,797

Mezzanine equity	9,505	9,768

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,972,496 shares and 5,975,618 shares at March 29, 2008 and December 29, 2007, respectively
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at March 29, 2008 and December 29, 2007
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at March 29, 2008 and December 29, 2007	60	60
Additional paid-in capital	176,279	175,894
Accumulated deficit	(78,368)	(67,013)
Treasury stock	(982)	(238)
Accumulated other comprehensive income	34,268	33,406

Total stockholders’ equity	131,257	142,109

Total liabilities and stockholders’ equity	$2,177,671	$2,111,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	March 29, 2008	March 31, 2007
Net loss	$(11,355)	$(1,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations	—	(8,373)
Depreciation	10,206	8,796
Amortization of intangible assets	12,367	11,897
Amortization of debt discount, premium and deferred financing costs	7,608	7,487
Other amortization	157	167
Deferred income taxes	(4,693)	(6,420)
(Gain) loss on sale of assets	(20)	391
Stock-based compensation	122	129
Changes in assets and liabilities:
Accounts receivable	7,852	10,428
Inventories	(40,058)	(30,518)
Salespersons overdrafts	(493)	(787)
Prepaid expenses and other current assets	(2,978)	(4,597)
Accounts payable and accrued expenses	6,664	(10,636)
Customer deposits	49,457	48,277
Commissions payable	5,963	9,567
Income taxes payable / receivable	(3,407)	5,518
Interest payable	17,038	17,104
Other	(2,896)	(1,609)

Net cash provided by operating activities of continuing operations	51,534	55,582
Net cash used in operating activities of discontinued operations	—	(7,737)

Net cash provided by operating activities	51,534	47,845

Purchases of property, plant and equipment	(13,685)	(20,012)
Proceeds from sale of property and equipment	47	281
Acquisition of businesses, net of cash acquired	(10)	(27,486)

Net cash used in investing activities of continuing operations	(13,648)	(47,217)
Net cash used in investing activities of discontinued operations	—	(3,138)

Net cash used in investing activities	(13,648)	(50,355)

Short-term repayments	(714)	—
Repurchase of common stock and options	(744)	—

Net cash used in financing activities	(1,458)	—

Effect of exchange rate changes on cash and cash equivalents	441	109

Increase (decrease) in cash and cash equivalents	36,869	(2,401)
Cash and cash equivalents, beginning of period	59,710	18,778

Cash and cash equivalents, end of period	$96,579	$16,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In thousands	March 29, 2008	March 31, 2007
Net sales	$247,040	$255,850
Cost of products sold	128,118	128,070

Gross profit	118,922	127,780
Selling and administrative expenses	105,167	103,557
(Gain) loss on disposal of fixed assets	(20)	391
Special charges	1,451	—

Operating income	12,324	23,832
Interest expense, net	16,441	25,235

Loss before income taxes	(4,117)	(1,403)
Benefit from income taxes	(1,407)	(294)

Loss from continuing operations	(2,710)	(1,109)
Income from discontinued operations, net of tax	—	8,373

Net (loss) income	$(2,710)	$7,264

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	March 29, 2008	December 29, 2007
ASSETS
Cash and cash equivalents	$96,097	$59,142
Accounts receivable, net	131,585	138,896
Inventories, net	143,979	103,924
Salespersons overdrafts, net of allowance of $10,057 and $9,969, respectively	29,171	28,730
Prepaid expenses and other current assets	22,145	19,420
Deferred income taxes	12,662	12,661

Total current assets	435,639	362,773

Property, plant and equipment	368,833	355,341
Less accumulated depreciation	(184,109)	(174,230)

Property, plant and equipment, net	184,724	181,111
Goodwill	935,520	935,569
Intangibles, net	502,925	515,343
Deferred financing costs, net	19,852	21,272
Other assets	12,379	12,180
Prepaid pension costs	64,579	64,579

Total assets	$2,155,618	$2,092,827

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$714
Accounts payable	52,752	46,735
Accrued employee compensation and related taxes	38,411	37,245
Commissions payable	29,400	23,468
Customer deposits	233,640	184,461
Income taxes payable	682	1,135
Interest payable	19,183	9,781
Other accrued liabilities	28,785	30,106

Total current liabilities	402,853	333,645

Long-term debt	816,500	816,500
Deferred income taxes	203,616	206,201
Pension liabilities	23,510	25,011
Other noncurrent liabilities	30,007	29,748

Total liabilities	1,476,486	1,411,105

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at March 29, 2007 and December 29, 2007	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 issued and outstanding at March 29, 2008 and December 29, 2007	—	—
Additional paid-in capital	629,231	629,973
Accumulated earnings	15,633	18,343
Accumulated other comprehensive income	34,268	33,406

Total stockholder’s equity	679,132	681,722

Total liabilities and stockholder’s equity	$2,155,618	$2,092,827

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	March 29, 2008	March 31, 2007
Net (loss) income	$(2,710)	$7,264
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	—	(8,373)
Depreciation	10,206	8,796
Amortization of intangible assets	12,367	11,897
Amortization of debt discount, premium and deferred financing costs	1,411	1,849
Other amortization	157	167
Deferred income taxes	(2,577)	(4,539)
(Gain) loss on sale of assets	(20)	391
Changes in assets and liabilities:
Accounts receivable	7,852	10,428
Inventories	(40,058)	(30,518)
Salespersons overdrafts	(493)	(787)
Prepaid expenses and other current assets	(2,978)	(4,597)
Accounts payable and accrued expenses	6,637	(10,636)
Customer deposits	49,457	48,277
Commissions payable	5,963	9,567
Income taxes payable/ receivable	(174)	8,593
Interest payable	9,402	9,469
Other	(2,822)	(1,306)

Net cash provided by operating activities of continuing operations	51,620	55,942
Net cash used in operating activities of discontinued operations	—	(7,737)

Net cash provided by operating activities	51,620	48,205

Purchases of property, plant and equipment	(13,685)	(20,012)
Proceeds from sale of property and equipment	47	281
Acquisition of business, net of cash acquired	(10)	(27,486)

Net cash used in investing activities of continuing operations	(13,648)	(47,217)
Net cash used in investing activities of discontinued operations	—	(3,138)

Net cash used in investing activities	(13,648)	(50,355)

Short-term repayments	(714)	—
Distribution to stockholders	(744)	—

Net cash used in financing activities	(1,458)	—

Effect of exchange rate changes on cash and cash equivalents	441	109

Increase (decrease) in cash and cash equivalents	36,955	(2,041)
Cash and cash equivalents, beginning of period	59,142	18,043

Cash and cash equivalents, end of period	$96,097	$16,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Overview and Basis of Presentation

Overview

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational publishing segments. We were formed through the October 2004 consolidation (the “Transactions”) of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. and its subsidiaries (“Von Hoffmann”) and AHC I Acquisition Corp. and its subsidiaries, including AKI, Inc. (“Arcade”). We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•	Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•	Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than interest expense and the related income tax effect of certain indebtedness of Holdings. Holdings has 10.25% senior discount notes due 2013, which had an accreted value of $231.3 million and $225.6 million as of March 29, 2008 and December 29, 2007, respectively, and $350.0 million principal amount of 8.75% senior notes due 2013.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Holdings and Visant, and their respective subsidiaries, are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Holdings’ and Visant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Significant Accounting Policies

Revenue Recognition

The SEC’s Staff Accounting Bulletin (“SAB”) SAB No. 104, Revenue Recognition (“SAB No. 104”), provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 104, the Company recognizes revenue when the earnings process is complete, evidenced by an agreement between the Company and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized when (1) products are shipped (if shipped FOB shipping point), (2) products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and the Company has no further performance obligations.

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

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $1.9 million for each of the quarters ended March 29, 2008 and March 31, 2007.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for total net warranty costs on rings was $1.3 million and $1.5 million for the quarters ended March 29, 2008 and March 31, 2007, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million for both March 29, 2008 and December 29, 2007.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the recognition of compensation expense related to all equity awards granted including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date. For both three-month periods ended March 29, 2008 and March 31, 2007, the Company recognized total compensation expense related to stock options of $0.1 million, which is included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a repurchase feature whereby Holdings is obligated, under certain circumstances such as death and disability (as defined in the agreements), to repurchase the common equity from the holder and settle amounts in cash. In accordance with SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheets as of March 29, 2008 and December 29, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement

Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2007. The Company adopted the balance sheet recognition provisions of SFAS 158 as of December 29, 2007, which resulted in an increase to prepaid pension asset of $64.6 million, increase to total liabilities of $32.2 million and increase to stockholders’ equity of $32.4 million, net of taxes. SFAS No. 158 also requires plan assets and benefit obligations to be measured as of the balance sheet of the Company’s fiscal year-end. The Company has historically used a September 30 measurement date. The change in measurement date provision of SFAS No. 158 is effective for Visant’s fiscal year 2008, and as a result, the Company will adopt this change in measurement date by adjusting ending retained earnings. The Company does not expect the impact of adopting the measurement date provision of SFAS No. 158 to be material to the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 became effective as of the beginning of the Company’s 2008 fiscal year. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which remove certain leasing transactions from its scope and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring nonfinancial assets and nonfinancial liabilities. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective as of the beginning of the Company’s 2008 fiscal year. The Company has adopted SFAS 159 and has elected not to apply the fair value option to any financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which changes how business acquisitions are accounted. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things: impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is evaluating the future impact and disclosure implications of this standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interest (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The Company is currently evaluating the impact and disclosure implications of SFAS No. 160 but does not expect it to have a significant impact, if any, in the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with an early adoption permitted. The Company is currently evaluating the disclosure implications of this statement.

3. The Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed a series of transactions which created a marketing and publishing services enterprise, servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing segments through the consolidation of Jostens, Von Hoffmann and Arcade (the “Transactions”).

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest of Holdings, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of March 29, 2008, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.1% and 41.0%, respectively, of the voting interest of Holdings, while each continued to hold approximately 44.6% of the economic interest of Holdings. As of March 29, 2008, the other co-investors held approximately 8.4% of the voting interest and 9.2% of the economic interest of Holdings, and members of management held approximately 1.5% of the voting interest and approximately 1.6% of the economic interest of Holdings.

4. Restructuring Activity and Other Special Charges

Restructuring Activity

During the three months ended March 29, 2008, the Company recorded $0.6 million of restructuring charges related to the closure of Jostens’ Attleboro, Massachusetts facility in the Scholastic segment. Additionally, the Scholastic segment recorded charges of $0.5 million of severance and related benefits associated with the headcount reduction of 23 employees. The Marketing and Publishing Services segment recorded charges of $0.3 million related to severance costs that reduced headcount by one employee.

During the three months ended March 31, 2007, the Company did not record any restructuring charges.

Restructuring accruals of $2.1 million as of both March 29, 2008 and December 29, 2007 are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance related to reductions in corporate and administrative employees from the Scholastic, Memory Book and the Marketing and Publishing Services segments.

On a cumulative basis through March 29, 2008, the Company incurred $20.9 million of employee severance costs related to initiatives during the period from 2004 to March 29, 2008, which affected an aggregate of 465 employees. As of March 29, 2008, the Company had paid $18.7 million in cash related to these initiatives.

Changes in the restructuring accruals during the first three months of 2008 were as follows:

In thousands	2008 Initiatives	2007 Initiatives	2006 Initiatives	Total
Balance at December 29, 2007	$—	$2,110	$43	$2,153
Restructuring charges	805	646	—	1,451
Severance paid	(105)	(1,349)	(4)	(1,458)

Balance at March 29, 2008	$700	$1,407	$39	$2,146

The Company expects the majority of the remaining severance related to the 2006, 2007 and 2008 initiatives to be paid by the end of 2008.

5. Acquisitions

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc. (“Neff”) for approximately $30.5 million in cash, including cash on hand of $3.0 million. Neff is a single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. (“VSI”), a supplier in the overhead transparency and book component business. The Company acquired VSI for approximately $25.1 million (including a payment of $1.0 million to be made in 2009). VSI conducts business under the name of Lehigh Milwaukee.

On October 1, 2007, the Company’s wholly owned subsidiary, Memory Book Acquisition LLC, acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated, a producer of school memory books and student planners for $6.8 million.

The acquisitions were accounted for as purchases in accordance with the provisions of SFAS No. 141, Business Combinations. The costs of the acquisitions were allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the aggregate purchase price for the Neff, VSI and Publishing Enterprises acquisitions was as follows:

In thousands	March 29, 2008
Current assets	$16,767
Property, plant and equipment	8,997
Intangible assets	24,450
Goodwill	24,142
Long-term assets	131
Current liabilities	(6,612)
Long-term liabilities	(5,672)

$62,203

In connection with the purchase accounting related to the acquisition of Neff, VSI and the Publishing Enterprises assets, the intangible assets and goodwill approximated $28.0 million and $15.3 million and $5.2 million, respectively, which consisted of:

In thousands	March 29, 2008
Customer relationships	$16,840
Trademarks	6,300
Restrictive covenants	1,310
Goodwill	24,142

$48,592

Customer relationships are being amortized over a ten-year period. The restrictive covenants are being amortized over the average life of the respective agreements, of which the average term is two years.

The results of Neff operations are reported as part of the Scholastic segment from the acquisition date, and as such, all of its goodwill will be allocated to that segment. None of the goodwill will be amortizable for tax purposes. The results of VSI are included in the Marketing and Publishing services segment from the acquisition date, and substantially all of the goodwill will be fully amortizable for tax purposes. The results of Memory Book Acquisition LLC, which acquired substantially all of the Publishing Enterprises assets, are included in the Memory Book segment from the date of acquisition, and substantially all of the goodwill will be fully amortizable for tax purposes.

These acquisitions, both individually and in the aggregate, were not material to the Company’s operations, financial positions or cash flows.

6. Discontinued Operations

In May 2007, the Company completed the sale of its Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”), recognizing net proceeds of $401.8 million and a gain on sale of $97.9 million. The Von Hoffmann businesses previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.

The results of the Von Hoffmann businesses have been reported on the condensed consolidated statement of operations in the caption titled “Income from discontinued operations, net of tax.” Previously, the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations.

We also had income of $1.0 million, net of tax, for the three months ended March 31, 2007 from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 resulted from the reversal of an accrual for potential exposure for which the Company did not believe it was likely to have an ongoing liability.

Included in income from discontinued operations in the condensed consolidated statements of operations are the following:

In thousands	March 29, 2008	March 31, 2007
Net sales from discontinued operations	$—	$71,731
Pretax income from discontinued operations	—	13,804
Income tax provision from discontinued operations	—	5,431

Income from discontinued operations, net of tax	$—	$8,373

7. Comprehensive (Loss) Income

The following amounts were included in determining comprehensive loss for Holdings as of the dates indicated:

	Three Months Ended
In thousands	March 29, 2008	March 31, 2007
Net loss	$(11,355)	$(1,239)
Change in cumulative translation adjustment	862	4

Comprehensive loss	$(10,493)	$(1,235)

The following amounts were included in determining comprehensive (loss) income for Visant as of the dates indicated:

	Three Months Ended
In thousands	March 29, 2008	March 31, 2007
Net (loss) income	$(2,710)	$7,264
Change in cumulative translation adjustment	862	4

Comprehensive (loss) income	$(1,848)	$7,268

8. Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	March 29, 2008	December 29, 2007
Trade receivables	$145,247	$149,080
Allowance for doubtful accounts	(3,983)	(3,304)
Allowance for sales returns	(9,679)	(6,880)

Accounts receivable, net	$131,585	$138,896

Net inventories were comprised of the following:

In thousands	March 29, 2008	December 29, 2007
Raw materials and supplies	$43,302	$28,771
Work-in-process	60,799	37,360
Finished goods	39,878	37,793

Inventories, net	$143,979	$103,924

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of certain specified quantity of precious metals and $32.5 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at March 29, 2008 and December 29, 2007, was $20.3 million and $26.9 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to this facility of $0.2 million and $0.1 million for the three months ended March 29, 2008 and March 31, 2007, respectively. The obligations under the consignment agreement are guaranteed by Visant.

9. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	March 29, 2008
Balance at beginning of period	$935,569
Goodwill additions during the period	10
Currency translation	(59)

Balance at end of period	$935,520

Additions to goodwill during the three months ended March 29, 2008 primarily relate to additional acquisition costs related to the Publishing Enterprise asset acquisition.

As of March 29, 2008, goodwill had been allocated to reporting segments as follows:

In thousands
Scholastic	$305,438
Memory Book	391,070
Marketing and Publishing Services	239,012

$935,520

Information regarding other intangible assets is as follows:

		March 29, 2008			December 29, 2007
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(154,253)	$175,747	$330,000	$(146,034)	$183,966
Internally developed software	2 to 5 years	10,700	(10,472)	228	10,700	(10,298)	402
Patented/unpatented technology	3 years	20,501	(16,810)	3,691	19,807	(15,915)	3,892
Customer relationships	4 to 40 years	55,514	(14,200)	41,314	55,514	(13,100)	42,414
Other	3 to 10 years	70,016	(38,551)	31,465	70,090	(35,901)	34,189

		486,731	(234,286)	252,445	486,111	(221,248)	264,863
Trademarks	Indefinite	250,480		250,480	250,480	—	250,480

		$737,211	$(234,286)	$502,925	$736,591	$(221,248)	$515,343

Amortization expense related to other intangible assets was $12.4 million and $11.9 million for the three months ended March 29, 2008 and March 31, 2007, respectively.

Based on intangible assets in service as of March 29, 2008, estimated amortization expense for the remainder of 2008 and each of the five succeeding fiscal years is $35.7 million, $43.6 million, $42.6 million, $40.5 million, $38.2 million and $24.2 million, respectively.

10. Debt

Debt consists of the following:

In thousands	March 29, 2008	December 29, 2007
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount of $15,864 and $21,593 at March 29, 2008 and December 29, 2007, respectively, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual and payable at maturity - December 2013	$231,336	$225,607
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	350,000
Visant:
Borrowings under our senior secured credit facility:
Term Loan C, variable rate, 6.72% at March 29, 2008 and 7.19% at December 29, 2007, with semi-annual principal and interest payments through October 1, 2011	316,500	316,500
Borrowings under our revolving credit facility	—	714
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000

	$1,397,836	$1,392,821

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

Visant’s obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., a direct wholly-owned subsidiary of Holdings and the parent of Visant, and by Visant’s material current and future domestic subsidiaries. The obligations of Visant’s principal Canadian operating subsidiary under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., by Visant, by Visant’s material current and future domestic subsidiaries and by Visant’s other current and future Canadian subsidiaries. Visant’s obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary Holdings Corp. and Visant’s material current and future domestic subsidiaries, including but not limited to:

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

Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed. Visant’s senior secured facilities allow us, subject to certain conditions, to incur additional term loans under the term loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300.0 million. Additionally, restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility. Any additional term loans will have the same security and guarantees as the Term Loan C facility.

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

The dividend restrictions under the Visant senior secured credit facilities apply only to Visant and Visant Secondary Holdings Corp., and essentially prohibit all dividends other than (1) for dividends paid on or after April 30, 2009 and used by Holdings to make regularly-scheduled cash interest payments on its senior discount notes, subject to compliance with the interest coverage covenant after giving effect to such dividends, (2) for other dividends so long as the amount thereof does not exceed $50 million plus an additional amount based on Visant’s net income and the amount of any capital contributions received by Visant after October 4, 2004 and (3) pursuant to other customary exceptions, including redemptions of stock made with other, substantially similar stock or with proceeds of concurrent issuances of substantially similar stock.

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

Visant’s senior secured credit facilities and the Visant and Holdings notes contain certain cross-default and cross-acceleration provisions whereby a default under or acceleration of other debt obligations would cause a default under or acceleration of the senior secured credit facilities and the notes.

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder. As of March 29, 2008, the Company was in compliance with all covenants under its material debt obligations.

During the second quarter of 2007, the Company voluntarily prepaid $400.0 million of term loans under its senior secured credit facilities, including all originally scheduled principal payments due under is term loan C facility for 2006-2011.

As of March 29, 2008, there was $15.4 million outstanding in the form of letters of credit, leaving $234.6 million available under the Visant $250 million revolving credit facility. Subsequent to March 29, 2008, Visant used cash on hand and borrowings under the revolving credit facility to fund the acquisition of Phoenix Color as described in Note 19, Subsequent Event.

11. Derivative Financial Instruments and Hedging Activities

The Company may enter into or purchase derivative financial instruments principally to manage interest rate, foreign currency exchange and commodities exposures. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. At March 29, 2008 and December 29, 2007, there were no contracts related to these activities outstanding.

12. Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS No. 133. The Company did not have any forward contracts for both quarters ended March 29, 2008 and March 31, 2007.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Compliance with such laws and regulations has been more stringent and, accordingly, more costly over time. Also, as an owner and operator of real property or a generator of hazardous substances, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Some of our current or past operations have involved metalworking and plating, printing, and other activities that have resulted in environmental conditions that have given rise to liabilities.

As part of our environmental management program, the Company has been involved in environmental remediation on a property formerly owned and operated by Jostens for jewelry manufacturing. In July 2006, the State of Illinois Environmental Protection Agency issued a “No Further Remediation” letter with respect to this site. Although Jostens has certain ongoing monitoring obligations, the Company, however, does not expect the cost of such ongoing monitoring to be material.

Legal Proceedings

In communications with U.S. Customs and Border Protection (“Customs”), the Company learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest on the loss of revenue, if any is determined. A review of Jostens’ import practices has revealed that during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from Customs in December 2006, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003 and in a separate pre-penalty notice was advised that Customs is contemplating a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens agreed to a two-year waiver of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired at the end of 2007 and 2008, respectively. Jostens elected to continue to address this matter by filing a petition in response to the pre-penalty notice in January 2007, disputing Customs’ claims and advancing its arguments to support that no loss of revenue or penalty should be issued against the Company, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In May 2007, Customs issued a penalty notice assessing a loss of revenue (plus interest) and penalty as described above based on asserted negligence by Jostens. In July 2007, Jostens filed a petition in response to the penalty notice challenging Customs’ findings and asserting that there has been no loss of revenue and that no penalty should be issued against Jostens or that, in the alternative, any penalty should be reduced to a nominal fixed amount reflective of the nature of the violation or mitigated on the basis that the imports at issue are nonetheless duty free. At this stage of the proceedings, the matter is being evaluated by Customs. In October 2007, based on recent court rulings, Jostens presented additional arguments for Customs’ consideration supporting that the subject imports at the time of entry were entitled to duty free status. We understand that the matter is currently under review by Customs. Jostens intends to continue to vigorously defend its position and has recorded no accrual for any potential liability pending further communication with Customs. Jostens has the opportunity to extend an offer in compromise to Customs in an effort to settle this matter in advance of a final administrative decision. If Jostens were to do so, it would be required to tender the amount offered to Customs at the time. It is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed from receiving duty free treatment for the subject imports. Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

The Company is also a party to other litigation arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company does not believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will be material.

13. Income Taxes

The Company has recorded an income tax benefit for the three months ended March 29, 2008 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2008 are 38.1% and 37.7% for Holdings and Visant, respectively, before consideration of the effect of $0.1 million of tax and interest accruals for unrecognized tax benefits and other income tax adjustments considered a period expense or benefit. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 37.3% and 34.2% for Holdings and Visant, respectively, for the three-month period ended March 29, 2008. The annual estimated effective tax rates for fiscal year 2008 are comparable to the annual tax rates reported for 2007 after adjusting for the third quarter effect in 2007 of changes in deferred state income tax rates. Tax and interest accruals considered a period expense or benefit unfavorably affected the tax rate. The Company’s annual effective tax rates do not include the effect of the Company’s acquisition of Phoenix Color Corp. (“Phoenix Color”) during the second fiscal quarter of 2008 as described in Note 19, Subsequent Event.

For the comparable three-month period ended March 31, 2007, the effective rates of income tax benefit for Holdings and Visant were 35.3% and 21.0%, respectively. The effective tax rates for the prior year quarter were less favorable than the tax rates for the quarter ended March 29, 2008 because tax and interest accruals on unrecognized tax benefits made up a greater portion of the overall tax provision for the quarter ended March 31, 2007.

Effective at the beginning of 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions.

During the three months ended March 29, 2008, the Company provided net tax and interest accruals for unrecognized tax benefits of approximately $0.1 million. The Company’s unrecognized tax benefit liability is included in other noncurrent liabilities and at March 29, 2008 totaled $9.0 million, including interest and penalty accruals of $1.9 million. At December 29, 2007, the Company’s unrecognized tax benefit liability totaled $8.8 million, including interest and tax penalty accruals of $1.7 million.

The Company’s income tax filings for 2004 to 2006 are subject to examination in the U.S. federal tax jurisdiction. During the quarter ended March 29, 2008, the IRS concluded its examination of two pre-acquisition tax filings for one of the Company’s subsidiaries for 2004 resulting in only minor adjustments. The IRS continues its audit of the Company’s tax filing for 2005. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2002 to 2006 periods, none of which was individually material. The Company has filed appeals for a Canadian federal examination for tax years 1996 and 1997. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. During the next twelve months, the Company does not expect that there will be a significant change in the unrecognized tax benefit liability.

14. Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$1,399	$1,602	$3	$3
Interest cost	4,124	3,903	34	38
Expected return on plan assets	(6,490)	(6,044)	—	—
Amortization of prior year service cost	(186)	(199)	(69)	(69)
Amortization of net actuarial (gain) loss	(6)	—	3	9

Net periodic benefit income	$(1,159)	$(738)	$(29)	$(19)

As of December 29, 2007, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2008 due to the funded status of the plans. This estimate has not changed as of March 29, 2008. For the three months ended March 29, 2008, the Company did not make any contributions to its qualified pension plans and contributed $0.5 million and $0.1 million to its non-qualified pension plans and postretirement welfare plans, respectively. These payments to the non-qualified pension and postretirement welfare plans are consistent with the expected amounts disclosed as of December 29, 2007.

15. Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits the Company to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

All outstanding options to purchase Holdings common stock continued following the closing of the Transactions. In connection with the Transactions, all outstanding options to purchase Von Hoffmann and Arcade common stock were cancelled and extinguished. Consideration paid in respect of the Von Hoffmann options was an amount equal to the difference between the per share merger consideration in the Transactions and the exercise price therefor. No consideration was paid in respect of the Arcade options.

In connection with the closing of the Transactions, the Company established the 2004 Stock Option Plan, which permits the Company to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of March 29, 2008 there were 74,761 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member of members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date of the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement. As of March 29, 2008, there were 248,954 options vested under the 2004 Plan and 77,039 unvested and subject to vesting.

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

For each of the three-month periods ended March 29, 2008 and March 31, 2007, the Company recognized total compensation expense related to stock options of approximately $0.1 million, which is included in selling and administrative expenses. For the three-month period ended March 29, 2008, no options were granted, cancelled, exercised or vested and 13,163 options were forfeited. For the three-month period ended March 31, 2007, no options were granted, vested or exercised, 2,195 options were cancelled and 1,678 options were forfeited.

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 29, 2007	394	$42.84
Granted	—	$—
Forfeited	(13)	$39.07
Cancelled	—	$—

Outstanding at March 29, 2008	381	$43.12

Vested or expected to vest at March 29, 2008	381	$43.12

Exercisable at March 29, 2008	303	$39.91

The exercise prices for options granted prior to April 2006 have been adjusted to reflect the special dividend declared in April 2006.

The weighted average remaining contractual life of outstanding options at March 29, 2008 was approximately 7.3 years.

16. Business Segments

In 2007, we changed the name of our Yearbook segment to Memory Book to reflect our diversified offering of custom yearbooks, memory books and related products that help people tell their stories and chronicle important events.

Our three reportable segments consist of:

•

Scholastic—provides services related to the marketing, sale and production of class rings and an array of graduation products and other scholastic products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services related to the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces book components and overhead transparencies.

The following table presents information on Holdings by business segment:

	Three months ended
In thousands	March 29, 2008	March 31, 2007
Net sales
Scholastic	$139,022	$140,305
Memory Book	8,640	7,851
Marketing and Publishing Services	99,805	108,051
Inter-segment eliminations	(427)	(357)

	$247,040	$255,850

Operating income
Scholastic	$12,606	$22,492
Memory Book	(16,062)	(17,119)
Marketing and Publishing Services	15,619	18,274

	$12,163	$23,647

Depreciation and Amortization
Scholastic	$7,078	$6,920
Memory Book	8,913	8,477
Marketing and Publishing Services	6,739	5,463

	$22,730	$20,860

17. Related Party Transactions

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the management services agreement, during the term thereof, the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. The Company paid $0.8 million as advisory fees to the Sponsors for each of the three months ended March 29, 2008 and March 31, 2007. The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

We retain Capstone Consulting from time to time to provide certain of our businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies and other strategic efforts within the businesses. For the three months ended March 29, 2008, we paid $0.2 million for services provided by them. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone Consulting. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in our parent’s Class A Common Stock and was granted 13,527 options to purchase our parent’s Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Stock Option Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share).

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we may purchase products and services from certain vendors through CoreTrust on the terms established between CoreTrust and each vendor. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, access to CoreTrust’s group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on products and services purchased by us and CoreTrust shares a portion of such fees with the KKR affiliate. For the three months ended March 29, 2008, we purchased $0.6 million of computer and office supply products through this arrangement.

18. Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the senior secured credit facilities and the 7.625% senior subordinated notes are guaranteed by certain of its 100% wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended March 29, 2008

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$240,121	$11,200	$(4,281)	$247,040
Cost of products sold	(3,928)	128,020	7,920	(3,894)	128,118

Gross profit	3,928	112,101	3,280	(387)	118,922
Selling and administrative expenses	(11)	102,045	3,133	—	105,167
Gain on sale of assets	—	(20)	—	—	(20)
Special charges	—	1,170	281	—	1,451

Operating income (loss)	3,939	8,906	(134)	(387)	12,324
Interest expense, net	16,768	13,965	27	(14,319)	16,441

Loss before income taxes	(12,829)	(5,059)	(161)	13,932	(4,117)
Provision for (benefit from) income taxes	584	(1,756)	(84)	(151)	(1,407)

Loss from continuing operations	(13,413)	(3,303)	(77)	14,083	(2,710)
Equity loss (earnings) in subsidiary, net of tax	3,380	77	—	(3,457)	—

Net loss	$(16,793)	$(3,380)	$(77)	$17,540	$(2,710)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended March 31, 2007

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$252,288	$10,365	$(6,803)	$255,850
Cost of products sold	(2,234)	130,585	6,333	(6,614)	128,070

Gross profit	2,234	121,703	4,032	(189)	127,780
Selling and administrative expenses	(219)	100,762	3,014	—	103,557
Loss on sale of assets	—	391	—	—	391

Operating income	2,453	20,550	1,018	(189)	23,832
Interest expense, net	25,888	25,404	16	(26,073)	25,235

(Loss) income before income taxes	(23,435)	(4,854)	1,002	25,884	(1,403)
Provision for (benefit from) income taxes	910	(1,483)	353	(74)	(294)

(Loss) income from continuing operations	(24,345)	(3,371)	649	25,958	(1,109)
Equity loss (earnings) in subsidiary, net of tax	(5,651)	(649)	—	6,300	—
Income from discontinued operations, net	—	8,373	—	—	8,373

Net (loss) income	$(18,694)	$5,651	$649	$19,658	$7,264

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

March 29, 2008

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$89,005	$(162)	$7,254	$—	$96,097
Accounts receivable, net	1,875	119,866	9,844	—	131,585
Inventories, net	—	140,913	3,620	(554)	143,979
Salespersons overdrafts, net	—	27,737	1,434	—	29,171
Prepaid expenses and other current assets	1,480	19,635	1,030	—	22,145
Intercompany receivable (payable)	5,403	63,084	—	(68,487)	—
Deferred income taxes	95	12,567	—	—	12,662

Total current assets	97,858	383,640	23,182	(69,041)	435,639
Property, plant and equipment, net	929	183,676	119	—	184,724
Goodwill	—	913,379	22,141	—	935,520
Intangibles, net	—	493,399	9,526	—	502,925
Deferred financing costs, net	19,852	—	—	—	19,852
Intercompany receivable (payable)	693,225	130,436	211	(823,872)	—
Other assets	40	12,255	84	—	12,379
Investment in subsidiaries	596,926	76,638	—	(673,564)	—
Prepaid pension costs	—	64,579	—	—	64,579

	$1,408,830	$2,258,002	$55,263	$(1,566,477)	$2,155,618

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$3,448	$41,926	$7,386	$(8)	$52,752
Accrued employee compensation	9,236	27,774	1,401	—	38,411
Commissions payable	—	28,528	872	—	29,400
Customer deposits	—	226,397	7,243	—	233,640
Income taxes payable	(10,987)	9,992	1,893	(216)	682
Interest payable	19,160	23	—	—	19,183
Intercompany payable (receivable)	6,104	62,386	—	(68,490)	—
Other accrued liabilities	3,126	24,836	823	—	28,785

Total current liabilities	30,087	421,862	19,618	(68,714)	402,853
Long-term debt, less current maturities	816,500	—	—	—	816,500
Intercompany payable (receivable)	201,384	990,396	(40,730)	(1,151,050)	—
Deferred income taxes	(838)	204,717	(263)	—	203,616
Pension liabilities	(714)	24,224	—	—	23,510
Other noncurrent liabilities	10,130	19,877	—	—	30,007

Total liabilities	1,056,549	1,661,076	(21,375)	(1,219,764)	1,476,486
Stockholder’s equity	352,281	596,926	76,638	(346,713)	679,132

	$1,408,830	$2,258,002	$55,263	$(1,566,477)	$2,155,618

CONDENSED CONSOLIDATING BALANCE SHEET

December 29, 2007

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$40,727	$10,815	$7,600	$—	$59,142
Accounts receivable, net	2,119	122,342	14,435	—	138,896
Inventories, net	—	101,879	2,212	(167)	103,924
Salespersons overdrafts, net	—	27,663	1,067	—	28,730
Prepaid expenses and other current assets	916	17,438	992	—	19,346
Intercompany receivable (payable)	16,703	61,558	256	(78,443)	74
Deferred income taxes	95	12,566	—	—	12,661

Total current assets	60,560	354,261	26,562	(78,610)	362,773
Property, plant and equipment, net	1,009	179,965	137	—	181,111
Goodwill	—	913,379	22,190	—	935,569
Intangibles, net	—	505,729	9,614	—	515,343
Deferred financing costs, net	21,272	—	—	—	21,272
Intercompany receivable (payable)	691,331	86,542	—	(777,873)	—
Other assets	40	12,061	79	—	12,180
Investment in subsidiaries	600,186	76,715	—	(676,901)	—
Prepaid pension costs	—	64,579	—	—	64,579

	$1,374,398	$2,193,231	$58,582	$(1,533,384)	$2,092,827

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$714	$—	714
Accounts payable	2,847	37,518	6,382	(12)	46,735
Accrued employee compensation	6,819	28,312	2,114	—	37,245
Customer deposits	—	177,934	6,527	—	184,461
Commissions payable	—	22,221	1,247	—	23,468
Income taxes payable	1,711	(3,398)	2,887	(65)	1,135
Interest payable	9,742	37	2	—	9,781
Intercompany payable (receivable)	1,155	78,444	—	(79,599)	—
Other accrued liabilities	2,853	23,810	3,443	—	30,106

Total current liabilities	25,127	364,878	23,316	(79,676)	333,645
Long-term debt, less current maturities	816,500	—	—	—	816,500
Intercompany payable (receivable)	155,973	974,657	(41,175)	(1,089,455)	—
Deferred income taxes	(2,310)	208,785	(274)	—	206,201
Pension liabilities	67	24,944	—	—	25,011
Other noncurrent liabilities	9,967	19,781	—	—	29,748

Total liabilities	1,005,324	1,593,045	(18,133)	(1,169,131)	1,411,105
Stockholder’s equity	369,074	600,186	76,715	(364,253)	681,722

	$1,374,398	$2,193,231	$58,582	$(1,533,384)	$2,092,827

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 29,2008

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net loss	$(16,793)	$(3,380)	$(77)	$17,540	$(2,710)
Other cash provided by operating activities	49,589	21,119	15	(16,393)	54,330

Net cash provided by (used in) operating activities	32,796	17,739	(62)	1,147	51,620
Purchases of property, plant and equipment	1	(13,686)	—	—	(13,685)
Proceeds from sale of property and equipment	—	47	—	—	47
Acquisition of business, net of cash acquired	(10)	—	—	—	(10)

Net cash used in investing activities	(9)	(13,639)	—	—	(13,648)
Short-term borrowings	—	—	(714)	—	(714)
Intercompany payable (receivable)	16,235	(15,078)	—	(1,157)	—
Distribution to stockholder	(744)	—	—	—	(744)

Net cash provided by (used in) financing activities	15,491	(15,078)	(714)	(1,157)	(1,458)
Effect of exchange rate changes on cash and cash equivalents	—	1	430	10	441

Increase (decrease) in cash and cash equivalents	48,278	(10,977)	(346)	—	36,955
Cash and cash equivalents, beginning of period	40,727	10,815	7,600	—	59,142

Cash and cash equivalents, end of period	$89,005	$(162)	$7,254	—	$96,097

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 31, 2007

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(18,694)	$5,651	$649	$19,658	$7,264
Other cash provided by (used in) operating activities	46,700	23,019	(1,383)	(19,658)	48,678
Net cash used in discontinued operations	(309)	(7,428)	—	—	(7,737)

Net cash provided by (used in) operating activities	27,697	21,242	(734)	—	48,205
Purchases of property, plant and equipment	(16)	(19,960)	(36)	—	(20,012)
Proceeds from sale of property and equipment	—	281	—	—	281
Acquisition of business, net of cash acquired	(27,486)	—	—	—	(27,486)
Net cash used in discontinued operations	—	(3,138)	—	—	(3,138)

Net cash used in investing activities	(27,502)	(22,817)	(36)	—	(50,355)
Intercompany payable (receivable)	2,172	(2,172)	—	—	—

Net cash provided by (used in) financing activities	2,172	(2,172)	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	109	—	109

Decrease in cash and cash equivalents	2,367	(3,747)	(661)	—	(2,041)
Cash and cash equivalents, beginning of period	1,707	4,275	12,061	—	18,043

Cash and cash equivalents, end of period	$4,074	$528	$11,400	—	$16,002

19. Subsequent Event

On April 1, 2008, Visant announced the completion of its acquisition of Phoenix Color, a leading book component manufacturer. Phoenix Color operates as a wholly owned subsidiary of Visant. The total purchase consideration was $219.0 million, subject to certain closing and post-closing adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise indicated, management’s discussion and analysis of financial condition and results of operations is provided with respect to Holdings, which has materially the same financial condition and results of operations as Visant, except for interest and the related income tax effect of certain indebtedness of Holdings. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can be identified by the use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and elsewhere in this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness;

•	our inability to implement our business strategy and achieve anticipated cost savings in a timely and effective manner;

•	competition from other companies;

•	the seasonality of our businesses;

•	the loss of significant customers or customer relationships;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	our reliance on numerous complex information systems;

•	the reliance of our businesses on limited production facilities;

•	the amount of capital expenditures required at our businesses;

•	labor disturbances;

•	environmental regulations;

•	foreign currency fluctuations and foreign exchange rates;

•	the outcome of litigation;

•	our dependency on the sale of school textbooks;

•	control by our stockholders;

•	Jostens’ reliance on independent sales representatives;

•	the failure of our sampling systems to comply with U.S. postal regulations;

•	levels of customers’ advertising spending, including as may be impacted by economic factors;

•	changes in book-buying habits; and

•	the textbook adoption cycle and levels of government funding for education spending.

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

GENERAL

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational publishing segments. We were formed through the October 2004 consolidation (the “Transactions”) of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. and its subsidiaries and AHC I Acquisition Corp. and its subsidiaries, including AKI, Inc. (“Arcade”).

We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price.

As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”) were held as assets for sale. On January 3, 2007, we entered into a Stock Purchase Agreement with R.R. Donnelley & Sons Company providing for the sale of the Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. We closed the transaction on May 16, 2007. The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented.

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc (“Neff”). Neff is a single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment. The results of Neff are reported as part of the Scholastic segment from the date of acquisition.

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. (“VSI”). VSI is a supplier in the overhead transparency and book component business. VSI does business under the name of Lehigh Milwaukee. Results of VSI are included in the Marketing and Publishing Services segment from the date of acquisition.

On October 1, 2007, the Company’s wholly owned subsidiary, Memory Book Acquisition LLC, acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated, a producer of school memory books and student planners. Results of Memory Book Acquisition LLC are included in the Memory Book segment from date of acquisition.

On February 11, 2008, Visant entered into an agreement and plan of merger with Phoenix Color Corp. (“Phoenix Color”), a leading book component manufacturer, and its stockholders and their representative party thereto. The transactions were completed after the close of our first fiscal quarter of 2008. Phoenix Color operates as a wholly owned subsidiary of Visant. The total purchase consideration was $219.0 million, subject to certain closing and post-closing adjustments.

In 2007, we changed the name of our Yearbook segment to Memory Book to reflect our diversified offering of custom yearbooks, memory books and related products that help people tell their stories and chronicle important events.

Our three reportable segments as of March 29, 2008 were:

•

Scholastic—provides services related to the marketing, sale and production of class rings and an array of graduation products and other scholastic products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services related to the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces book components and overhead transparencies.

We experience seasonal fluctuations in our net sales tied primarily to the North American school year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality. The net sales of educational book components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

We continued to see softness in the placement of orders during the first quarter 2008 in our direct marketing services business which we believe was the result of tighter economic and general market conditions affecting the timing of decisions and the extent of advertising spending by our customers. To the extent these economic conditions persist we believe they may continue to impact the timing of orders and the level of spending by our customers in direct marketing. While historically the purchase of class rings has been relatively resistant to economic conditions, we saw a shift in jewelry metal mix in the first quarter of 2008 which we believe is attributable primarily to economic factors and the impact of significantly higher precious metal costs on our jewelry prices. We anticipate the trends we saw in the first quarter in jewelry volume, metal mix and price will continue for the remainder of school year 2008.

Company Background

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed a series of transactions which created a marketing and publishing services enterprise, servicing the school affinity products, direct marketing, fragrance and cosmetics sampling and educational publishing segments through the consolidation of Jostens, Von Hoffmann and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of May 5, 2008, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.6% of Holdings’ economic interest. As of May 5, 2008, the other co-investors held approximately 8.4% of the voting interest and 9.2% of the economic interest of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.6% of the economic interest of Holdings.

CRITICAL ACCOUNTING POLICIES

The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of annual financial statements, the most significant of which relates to income taxes. For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate based on estimates of the components that impact the tax rate. Those components are re-evaluated each interim period and, if changes in our estimates are significant, we modify our estimate of the annual effective tax rate and make any required adjustments in the interim period.

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2007. The Company adopted the balance sheet recognition provisions of SFAS 158 as of December 29, 2007, which resulted in an increase to prepaid pension asset of $64.6 million, increase to total liabilities of $32.2 million and increase to stockholders’ equity of $32.4 million, net of taxes. SFAS No. 158 also requires plan assets and benefit obligations to be measured as of the balance sheet of the Company’s fiscal year-end. The Company has historically used a September 30 measurement date. The change in measurement date provision of SFAS No. 158 is effective for Visant’s fiscal year 2008, and as a result, the Company will adopt this change in measurement date by adjusting ending retained earnings. The Company does not expect the impact of adopting the measurement date provision of SFAS No. 158 to be material to the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 became effective as of the beginning of the Company’s 2008 fiscal year. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which remove certain leasing transactions from its scope and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring nonfinancial assets and nonfinancial liabilities. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective as of the beginning of the Company’s 2008 fiscal year. The Company has adopted SFAS 159 and has elected not to apply the fair value option to any financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which changes how business acquisitions are accounted. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things: impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices from acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is evaluating the future impact and disclosure implications of this standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interest (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, among other things, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The Company is currently evaluating the impact and disclosure implications of SFAS No. 160 but does not expect it to have a significant impact, if any, in the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with an early adoption permitted. The Company is currently evaluating the disclosure implications of this statement.

RESULTS OF OPERATIONS

Three Months Ended March 29, 2008 Compared to the Three Months Ended March 31, 2007

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended March 29, 2008 and March 31, 2007.

	Three months ended
In thousands	March 29, 2008	March 31, 2007	$ Change	% Change
Net sales	$247,040	$255,850	$(8,810)	(3.4)%
Gross profit	118,922	127,780	(8,858)	(6.9)%
% of net sales	48.1%	49.9%
Selling and administrative expenses	105,328	103,742	1,586	1.5%
% of net sales	42.6%	40.5%
(Gain) loss on disposal of assets	(20)	391	(411)	NM
Special charges	1,451	—	1,451	NM
Operating income	12,163	23,647	(11,484)	(48.6)%
% of net sales	4.9%	9.2%
Interest expense, net	30,273	38,508	(8,235)	(21.4)%
Benefit from income taxes	(6,755)	(5,249)	(1,506)	(28.7)%
Income from discontinued operations, net of tax	—	8,373	(8,373)	NM
Net loss	$(11,355)	$(1,239)	$(10,116)	(816.5)%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended March 29, 2008 and March 31, 2007. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	March 29, 2008	March 31, 2007	$ Change	% Change
Net sales
Scholastic	$139,022	$140,305	$(1,283)	(0.9)%
Memory Book	8,640	7,851	789	10.0%
Marketing and Publishing Services	99,805	108,051	(8,246)	(7.6)%
Inter-segment eliminations	(427)	(357)	NM	NM

	$247,040	$255,850	$(8,810)	(3.4)%

Operating income
Scholastic	$12,606	$22,492	$(9,886)	(44.0)%
Memory Book	(16,062)	(17,119)	1,057	6.2%
Marketing and Publishing Services	15,619	18,274	(2,655)	(14.5)%

	$12,163	$23,647	$(11,484)	(48.6)%

NM = Not meaningful

Net Sales. Consolidated net sales decreased $8.8 million, or approximately 3.4%, to $247.0 million for the three months ended March 29, 2008 as compared to the comparable period in 2007.

Net sales of the Scholastic segment decreased $1.3 million, or 0.9%, to $139.0 million for the first fiscal quarter of 2008 from $140.3 million for the first quarter of 2007. The decrease was primarily attributable to lower volume for jewelry and graduation products, a shift in the timing of orders of graduation products from the first quarter of 2008 to the second quarter of 2008 and a shift in jewelry metal mix. This decrease was primarily offset by sales made by Neff, which was acquired in March 2007, as well as higher prices for jewelry products.

Net sales of the Memory Book segment increased $0.8 million, or 10.0%, to $8.6 million for the first fiscal quarter of 2008 compared to $7.9 million for the first quarter of 2007. The increase was primarily due to volume from the acquisition of certain assets of Publishing Enterprises, Incorporated made during the fourth quarter of 2007.

Net sales of the Marketing and Publishing Services segment decreased $8.2 million, or 7.6%, to $99.8 million for the first fiscal quarter of 2008 from $108.1 million for the first quarter of 2007. This decrease was primarily attributable to lower direct marketing volume. In addition, sampling volumes were lower in the first fiscal quarter of 2008 than those experienced during the very strong first quarter of 2007. These decreases were partially offset by incremental volume from the 2007 acquisition of VSI.

Gross Profit. Gross profit decreased $8.9 million, or 6.9%, to $118.9 million for the three months ended March 29, 2008 from $127.8 million for the same period in 2007. As a percentage of net sales, gross profit margin decreased to 48.1% for the three months ended March 29, 2008 from 49.9% for the comparable period in 2007. The decrease was attributable to:

•	higher precious metal costs and a shift in product mix in the Scholastic segment;

•	the write-off of inventory costs associated with the strategic decision to cease the sale of certain scholastic products;

•	lower relative margins of Neff and VSI, which were acquired in 2007; and

•	higher depreciation costs.

The decrease was partially offset by:

•	increased prices in our Scholastic segment;

•	productivity improvements in our Memory Book facilities; and

•	the impact of cost reduction initiatives.

Selling and Administrative Expenses. Selling and administrative expenses increased $1.6 million, or 1.5%, to $105.3 million for the three months ended March 29, 2008 from $103.7 million for the corresponding period in 2007. The increase in selling and administrative expenses was the result of:

•	expenses associated with our acquisitions in 2007.

The increase was partially offset by:

•	lower sales commissions resulting from decreased volumes; and

•	our continued cost-cutting efforts.

As a percentage of net sales, selling and administrative expenses increased 2.1% to 42.6% for the first fiscal quarter of 2008 from 40.5% for the same period in 2007.

Special Charges. During the three months ended March 29, 2008, the Company recorded $0.6 million of restructuring charges related to the closure of Jostens’ Attleboro, Massachusetts facility in the Scholastic segment. Additionally, the Scholastic segment recorded charges of $0.5 million of severance and related benefits associated with the headcount reduction of 23 employees. The Marketing and Publishing Services segment recorded charges of $0.3 million related to severance costs that reduced headcount by one employee. During the three months ended March 31, 2007, the Company did not record any special charges.

Operating Income. As a result of the foregoing, consolidated operating income decreased $11.4 million to $12.2 million for the three months ended March 29, 2008 compared to $23.6 million for the comparable period in 2007. As a percentage of net sales, operating income decreased to 4.9% for the first fiscal quarter of 2008 from 9.2% for the same period in 2007.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	March 29, 2008	March 31, 2007	$ Change	% Change
Holdings:
Interest expense	$7,635	$7,635	$—	0.0%
Amortization of debt discount, premium and deferred financing costs	6,197	5,638	559	9.9%

Holdings interest expense, net	$13,832	$13,273	$559	4.2%

Visant:
Interest expense	$15,634	$23,598	$(7,964)	(33.7)%
Amortization of debt discount, premium and deferred financing costs	1,411	1,849	(438)	(23.7)%
Interest income	(604)	(212)	(392)	NM

Visant interest expense, net	$16,441	$25,235	$(8,794)	(34.8)%

Interest expense, net	$30,273	$38,508	$(8,235)	(21.4)%

NM = Not meaningful

Net interest expense decreased $8.2 million, or 21.4%, to $30.3 million for the three months ended March 29, 2008 compared to $38.5 million for the comparable prior year period. The decrease was due to overall lower outstanding debt balances and lower average interest rates during the three months ended March 29, 2008 compared with the three months ended March 31, 2007.

Income Taxes. The Company has recorded an income tax benefit for the three months ended March 29, 2008 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2008 are 38.1% and 37.7% for Holdings and Visant, respectively, before consideration of the effect of $0.1 million of tax and interest accruals for unrecognized tax benefits and other income tax adjustments considered a period expense or benefit. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 37.3% and 34.2% for Holdings and Visant, respectively, for the three-month period ended March 29, 2008. The annual estimated effective tax rates for fiscal year 2008 are comparable to the annual tax rates reported for 2007 after adjusting for the third quarter effect in 2007 of changes in deferred state income tax rates. Tax and interest accruals considered a period expense or benefit unfavorably affected the tax rate. The Company’s annual effective tax rates do not include the effect of the Company’s acquisition of Phoenix Color during the second quarter 2008 as described in Note 19, Subsequent Event, to the condensed consolidated financial statements.

For the comparable three-month period ended March 31, 2007, the effective rates of income tax benefit for Holdings and Visant were 35.3% and 21.0%, respectively. The effective tax rates for the prior year quarter were less favorable than the tax rates for the quarter ended March 29, 2008 because tax and interest accruals on unrecognized tax benefits made up a greater portion of the overall tax provision for the quarter ended March 31, 2007.

As described in Note 13, Income Taxes, to the condensed consolidated financial statements, the Company adopted FIN 48 as of the beginning of 2007. Upon adoption of FIN 48, all interest and penalties in connection with income tax assessments or refunds are recorded as income tax expense or benefit, as applicable, and included as part of the Company’s unrecognized tax benefit liability.

Income from Discontinued Operations. As of March 31, 2007, the operations of the Von Hoffmann businesses were recorded in income from discontinued operations. The Von Hoffmann businesses previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. Net income from the Von Hoffmann businesses for the first quarter of 2007 was $7.4 million.

We also had income of $1.0 million, net of tax, for the three months ended March 31, 2007 from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 resulted from the reversal of an accrual for potential exposure for which the Company did not believe it was likely to have an ongoing liability.

Net Loss. As a result of the aforementioned items, the net loss increased $10.1 million to a net loss of $11.3 million for the three months ended March 29, 2008 compared to a net loss of $1.2 million for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first three months of fiscal 2008 and 2007 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Three months ended
In thousands	March 29, 2008	March 31, 2007
Net cash provided by operating activities	$51,534	$47,845
Net cash used in investing activities	(13,648)	(50,355)
Net cash used in financing activities	(1,458)	—
Effect of exchange rate change on cash	441	109

Increase (decrease) in cash and cash equivalents	$36,869	$(2,401)

For the three months ended March 29, 2008, operating activities generated cash of $51.5 million compared with $47.8 million for the same prior year period. Included in cash flows from operating activities was cash used by discontinued operations of $7.7 million for the three months ended March 31, 2007. Consequently, the cash provided by continuing operations was $51.5 million and $55.6 million for the respective first fiscal quarters of 2008 and 2007. The decrease in cash provided by operating activities from continuing operations of $4.1 million was attributable to lower earnings.

Net cash used in investing activities for the three months ended March 29, 2008 and March 31, 2007 was $13.6 million and $50.4 million, respectively. Included in the cash flows from investing activities was cash used in discontinued operations of $3.1 million for the three-month period ended March 31, 2007. Consequently, the cash used in continuing operations for the three months ended March 29, 2008 and March 31, 2007 was $13.6 million and $47.2 million, respectively. The $33.6 million decrease in cash from investing activities from continuing operations related primarily to the $27.5 million Neff acquisition that closed during the three months ended March 31, 2007. In addition, capital expenditures related to purchases of property, plant and equipment were $6.3 million lower at $13.7 in the first quarter of 2008 versus $20.0 million in the comparable 2007 period.

Net cash used for financing activities for the three months ended March 29, 2008 was $1.5 million, compared with no financing activities for the comparable 2007 period. Cash used for financing activities for the three months ended March 29, 2008 related to the repayment of short-term borrowings of $0.7 million and the repurchase of common stock from a stockholder of $0.7 million.

During the three months ended March 29, 2008, Visant transferred approximately $0.7 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to repurchase common stock from a management stockholder. The repurchase was included in Holdings’ condensed consolidated balance sheet as treasury stock and the transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements. No amounts were transferred for the three months ended March 31, 2007.

As of March 29, 2008, we had cash and cash equivalents of $96.6 million. Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $234.6 million of additional availability under Visant’s revolving credit facility as of March 29, 2008. We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements. We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility. Subsequent to March 29, 2008, Visant used cash on hand and borrowings under its revolving credit facility to fund the acquisition of Phoenix Color.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time redeem or repurchase debt securities issued by Holdings or Visant in privately negotiated or open market transactions, by tender offer or otherwise. No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

As of March 29, 2008, we were in compliance with all covenants under our material debt obligations.

Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance. Based upon the current level of operations, we believe that cash flows from operations, available cash and short-term investments, together with borrowings available under Visant’s senior secured credit facilities, are adequate to meet our liquidity needs for the next twelve months. In addition, based on market and other considerations, we may decide to raise additional funds through debt or equity financings. Furthermore, to the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financings or some combination thereof.

On February 12, 2008, Standard & Poor’s Ratings Services (“S&P”) affirmed all ratings, including its B+ corporate credit on Holdings, and revised the outlook to stable from developing following Visant’s announcement that it had entered into a definitive agreement to acquire Phoenix Color. Also on February 12, 2008, in connection with our announcement with respect to Phoenix Color, Moody’s Investors Services (“Moody’s”) commented that Holdings’ family rating and stable outlook were not affected by the proposed acquisition. Each rating should be evaluated independently of any other rating. Reference is made to the S&P and Moody’s announcements each dated February 12, 2008, for a full explanation of the considerations by each of S&P and Moody’s.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended March 29, 2008. For additional information, refer to Item 7A of our 2007 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

During the quarter ended March 29, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the three months ended March 29, 2008, there were no developments regarding material pending legal proceedings to which we or any of our subsidiaries are a party.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors during the quarter ended March 29, 2008. For additional information, refer to Item 1A of our 2007 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the quarter ended March 29, 2008, we did not issue or sell any equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Action of Stockholders Taken by Written Consent dated as of January 25, 2008, a majority of the stockholders of Holdings approved the acquisition by Visant of Phoenix Color through the merger of Coyote Holdco Acquisition Company LLC with and into Phoenix Color, with Phoenix Color as the surviving corporation, and related transactions.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1(5)	Agreement and Plan of Merger, dated as of February 11, 2008, among Visant Corporation, Coyote Holdco Acquisition Company LLC, Phoenix Color Corp., Louis LaSorsa, as stockholders’ representative, and the stockholders signatory thereto.

3.1(1)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.).

3.2(2)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.).

3.5(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.6(4)	By-Laws of Visant Corporation.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on November 12, 2004.
(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.
(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.
(5)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on February 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.

/S/ MARC L. REISCH
Date: May 13, 2008	Marc L. Reisch
President and Chief Executive Officer
(principal executive officer)

/S/ PAUL B. CAROUSSO
Date: May 13, 2008	Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: May 13, 2008	/S/ MARC L. REISCH
Marc L. Reisch
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2008	/S/ PAUL B. CAROUSSO
Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)