Form 10-K
period 2009-01-03
VISANT CORP; VISANT HOLDING CORP
filed 2009-04-01
CIK 1308085, 1277021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact Name of Registrant as Specified in its Charter; State of Incorporation; Address of Principal Executive Offices; and Telephone Number, Including Area Code	I.R.S. Employer Identification No.
333-112055	VISANT HOLDING CORP.	90-0207875
(Incorporated in Delaware)

357 Main Street Armonk, New York 10504
Telephone: (914) 595-8200

333-120386	VISANT CORPORATION	90-0207604
(Incorporated in Delaware)

357 Main Street Armonk, New York 10504
Telephone: (914) 595-8200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of March 16, 2009, there were 5,978,629 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

Documents incorporated by reference: None

Visant Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Each registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months.

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed separately by two registrants: Visant Holding Corp. (“Holdings”) and Visant Corporation, a wholly owned subsidiary of Holdings (“Visant”). Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “our,” “us” or “Holdings” refers to Visant Holding Corp., together with Visant Corporation and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors, and elsewhere in this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness and our ability to service the indebtedness;

•	our inability to implement our business strategy in a timely and effective manner;

•	global market and economic conditions and disruptions in the credit markets;

•	levels of customers’ advertising and marketing spending, including as may be impacted by economic factors and general market conditions;

•	competition from other companies;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	the seasonality of our businesses;

•	the loss of significant customers or customer relationships;

•	Jostens’ reliance on independent sales representatives;

•	our reliance on numerous complex information systems;

•	the amount of capital expenditures required at our businesses;

•	the reliance of our businesses on limited production facilities;

•	actions taken by the U.S. postal services and the failure of our sampling systems to comply with U.S. postal regulations;

•	labor disturbances;

•	environmental regulations;

•	the outcome of litigation;

•	the impact of changes in applicable law and regulations;

•	the textbook adoption cycle and levels of government funding for education spending; and

•	control by our stockholders.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We therefore file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our Internet website at http://www.visant.net our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections13(a) or 15(d) of the Exchange Act that are filed with the SEC. These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. From time to time, we may use our Internet website as a channel of distribution of material company information. Financial and other material information regarding us is routinely posted on our website and is readily accessible. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Furthermore, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains periodic reports and other information regarding issuers that file electronically.

PART I

Except where otherwise indicated, any reference in this report to (1) the “Company,” “we,” “our,” “us” or “Holdings” refer to Visant Holding Corp. together with Visant Corporation (“Visant”) and its consolidated subsidiaries, (2) “Jostens” refers to Jostens, Inc. and its subsidiaries, (3) “Lehigh” refers to The Lehigh Press, Inc., (4) “Arcade” refers to AKI, Inc. and its subsidiaries, (5) “Dixon” refers to Dixon Direct Corp., (6) “Neff” refers to Neff Holding Company together with Neff Motivation, Inc., (7) “VSI” refers to Visual Systems, Inc ., and (8) “Phoenix Color” refers to Phoenix Color Corp. and its subsidiaries. All references to a particular fiscal year are to the four fiscal quarters ended the Saturday nearest to December 31st.

ITEM 1.	BUSINESS

Our Company

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. We were formed through the October 2004 consolidation of Jostens, Von Hoffmann Holdings Inc. and its subsidiaries (“Von Hoffmann”) and Arcade (the “Transactions”). We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price. Holdings (formerly known as Jostens Holding Corp.) and Visant (formerly known as Jostens IH Corp.) were each originally incorporated in Delaware in 2003.

Acquisitions and Dispositions

In May 2007, we completed the sale of our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”), which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented.

During 2007, we expanded our business with the acquisitions of Neff, VSI and Publishing Enterprises, Incorporated. Neff, a single source provider of custom awards programs and apparel, including chenille letters and letter jackets, was acquired on March 16, 2007, and its results are included in the Scholastic segment as of such date. VSI, a supplier of overhead transparencies and book components, was acquired on June 14, 2007, and its results are included in the Marketing and Publishing Services segment as of such date. On October 1, 2007, we acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated, a producer of school memory books and student planners and its results are included in the Memory Book segment as of such date. On April 1, 2008, the Company announced the completion of the acquisition of Phoenix Color, a leading book component manufacturer. The results of the Phoenix Color operations are reported as part of the Marketing and Publishing Services segment from the acquisition date.

Our three reportable segments as of January 3, 2009 consist of:

•

Scholastic—provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from continuing operations, concentrated in the fourth quarter, is primarily driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of educational book components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations in net sales are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our capital and manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

We continue to experience limited visibility with respect to the flow and placement of orders in our Marketing and Publishing Services segment, which we believe is the result of tighter economic and market conditions affecting the timing of decisions and the extent of spending by our customers. We believe these conditions will continue to affect negatively the level of spending by our customers in our Marketing and Publishing Services segment. Furthermore, the excess capacity that exists in the industry, particularly as it pertains to our direct marketing operations, as well as the variety of other advertising mediums that we compete with, have created increasing pricing pressure. We seek to distinguish ourselves based on our capabilities, quality and organizational strength.

While historically the purchase of class rings has been relatively resistant to economic conditions, we have seen a shift in jewelry metal mix from gold to lesser priced metals for the past year which we believe is attributable in part to economic factors and the impact of significantly higher precious metal costs on our jewelry prices. We anticipate the trends we saw during 2008 with respect to jewelry volume, metal mix and price will continue through 2009.

During 2008, we initiated several efforts to contain costs and drive efficiency, including through the restructuring and integration of some of our operations and rationalization of sales, administrative and support functions. We expect to implement additional initiatives in the future to address the continuing challenging environment.

For additional financial and other information about our operating segments, see Note 17, Business Segments, to our consolidated financial statements included elsewhere herein.

Jostens

Jostens is a leading provider of school-related affinity products and services that help people celebrate important moments, recognize achievements and build affiliation. Founded in 1897, Jostens has a history of providing quality products, which has enabled it to develop long-standing relationships with school administrators throughout the country. Jostens’ high degree of customer satisfaction translates into annual retention rates of over 90% in its major product lines. Jostens’ products and services are predominantly offered to North American high school and college students, through a national network of primarily independent sales representatives and associates.

Jostens’ operations are reported in two segments: (1) Scholastic and (2) Memory Book.

Scholastic.    Jostens is one of the leading providers of services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, we primarily serve U.S. high schools, colleges, universities and other specialty markets, marketing and selling products to students and administrators. Jostens relies on a network of independent sales representatives to sell its scholastic products. Jostens provides a high level of customer service in the marketing and sale of class rings and certain other graduation products, which often involves a high degree of customization. Jostens also provides ongoing warranty service on its class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets. Since the acquisition of Neff, a single source provider of custom award programs and apparel, in March 2007, we also market, manufacture and sell an array of additional scholastic products, including chenille letters, letter jackets, mascot mats, plaques and sports apparel.

Memory Book.    Jostens is one of the leading providers of services in conjunction with the publication, marketing, sale and production of memory books and related products that help people tell their stories and chronicle important events. Jostens primarily services U.S. high schools, colleges, universities, elementary and middle schools. Jostens generates the majority of its revenues from high school accounts. Jostens’ independent sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of on-line layout and editorial tools to assist the schools in the publication of the yearbook. With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis. Jostens also offers memory book products and related services through its OurHubbub.com TM online personal memory book offering, including under which Jostens partners with local and national organizations and teams to create hard cover memory books to chronicle important events.

Marketing and Publishing Services

The Marketing and Publishing Services segment provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services primarily targeted at the direct marketing sector. We are also a leading producer of book components and supplemental materials such as decorative covers and overhead transparencies for educational and trade publishers. With over a 100-year history, Arcade Marketing pioneered our ScentStrip® product in 1980. We also offer an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. We specialize in high-quality, in-line finished products and can accommodate large marketing projects with a wide range of dimensional products and in-line finishing production, data processing and mailing services, providing a range of conventional direct marketing pieces to integrated offerings with data collection and tracking features. Our personalized imaging capabilities may offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts.

Products

The following table presents our revenue by product.

	In thousands	For the year ended
	Revenue by product	2008	%	2007	%	2006	%
Memory Book:	Memory book and yearbook products and services	$391,981	28.7%	$370,952	29.2%	$358,687	30.2%

Scholastic:	Class ring and jewelry products	219,407	16.1%	220,380	17.3%	227,463	19.2%
	Graduation and affinity products	252,998	18.5%	245,059	19.3%	210,167	17.7%

Marketing & Publishing Services:	Sampling products and services	191,546	14.0%	196,478	15.5%	169,737	14.3%
	Direct marketing products and services	135,130	9.9%	144,663	11.4%	144,352	12.2%
	Book components	174,498	12.8%	92,678	7.3%	76,198	6.4%

	Total revenue	$1,365,560	100.0%	$1,270,210	100.0%	$1,186,604	100.0%

Competition

Jostens

The school-related affinity products and services industry consists principally of four national manufacturers and a number of smaller regional and niche competitors. The four national competitors in the sale of yearbooks, class rings and scholastic products are Jostens, American Achievement Corporation (“American Achievement”), Herff Jones, Inc. (“Herff Jones”) and Walsworth Publishing Company (“Walsworth”). We believe that Jostens is the largest of the national competitors in yearbooks, class rings and graduation products based on the number of schools served. American Achievement and Herff Jones are the only other national manufacturers that sell each of these three product lines. Jostens also competes with numerous conventional and online memory book providers for its sales of memory books.

Scholastic.    Jostens’ primary competition in class rings consists of two national firms, Herff Jones and American Achievement (which market the Balfour and ArtCarved brands, respectively), as well as a host of regional players, retailers and traditional jewelry stores, which based on technology and manufacturing advances may compete more effectively. Herff Jones distributes its products within schools, while American Achievement distributes its products through multiple distribution channels including schools, independent and jewelry chain retailers and mass merchandisers. Jostens distributes its products primarily within schools and through online offerings. In the affiliation ring market, Jostens competes primarily with national manufacturers, consumer product and jewelry companies and a number of small regional competitors. Class rings sold through independent and jewelry chain retailers and mass merchandisers are generally less customized and, accordingly, lower priced rings than class rings sold through schools. Customer service is particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery. In the marketing and sale of other graduation products, Jostens competes primarily with American Achievement and Herff Jones as well as numerous local and regional competitors and retailers who offer products similar to Jostens. Each competes on the basis of service, on-time delivery, product quality, price and product offerings, with particular importance given to establishing a proven track record of timely delivery of quality products.

Memory Book.    In the sale of yearbooks and memory books, Jostens competes primarily with American Achievement (which markets under the Taylor Publishing brand), Herff Jones, Walsworth and Lifetouch Inc. as well as a host of other companies providing conventional and online memory book offerings. Each competes on the basis of service, product customization and personalization, on-time delivery, print quality, price and product offerings. Customization and personalization capabilities, combined with technical assistance and customer service, are important factors in yearbook production.

Marketing and Publishing Services

The Marketing and Publishing Services business competes primarily with Orlandi, Inc., Klocke, Marietta and a number of smaller competitors in the fragrance and cosmetic sampling business. Our sampling system business also competes with numerous manufacturers of sampling products such as miniatures, vials, packets, sachets, blister packs and scratch and sniff products. Our direct marketing products and services compete with numerous other marketing and advertising venues for marketing dollars customers allocate to various types of advertising, marketing and promotional efforts such as television and in-store promotions as well as other printed products produced by numerous national and regional printers. We seek to differentiate ourselves based on our capabilities, quality and organizational strength. We compete with Coral Graphics Services, Inc., Brady-Palmer, Moore Langen, Vintage Publications Incorporated, Worzalla Publishing Company and John P. Pow in the production and sale of book covers and components.

Seasonality

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 42% of our annual net sales for our continuing operations for fiscal 2008 during the second quarter of our fiscal year and approximately 54% of our annual cash flow from continuing operations during the fourth quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from continuing operations concentrated in the fourth quarter is primarily driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of sampling and other direct mail and printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our capital and manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Raw Materials

The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semiprecious and synthetic stones. The cost of precious metals and precious, semiprecious and synthetic stones is affected by market volatility. To manage the risk associated with changes in the prices of precious metals, we may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The price of gold increased dramatically during 2008, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher gold prices have impacted, and could further impact, our manufacturing costs as well as our jewelry metal mix. Jostens purchases substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany, whom we believe is also a supplier to Jostens’ major class ring competitors in the United States.

The principal raw materials purchased by the Marketing and Publishing Services business consist of paper, ink and adhesives. Paper costs generally flow through to the customer as paper is ordered for specific jobs. We do not take significant commodity risk on paper. Our sampling system business utilizes specific grades of paper and foil laminates, which are, respectively, purchased from a limited number of suppliers.

Matters pertaining to our market risks are set forth below in Item 7A., Quantitative and Qualitative Disclosures about Market Risk.

Backlog

Because of the nature of our business, all orders are generally filled within a few months from the time of placement. However, Jostens typically obtains contracts in the second quarter of one year for student yearbooks to be delivered in the second and third quarters of the subsequent year. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate the backlog of orders, related primarily to our Memory Book and Scholastic businesses, was $430.6 million and $418.3 million as the end of fiscal years 2008 and 2007, respectively. We expect most of the 2008 backlog to be confirmed and filled throughout 2009.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters, and from time to time the Company may be involved in remedial and compliance efforts.

Intellectual Property

Our businesses rely on a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect the intellectual property rights we employ in our businesses. We also have trademarks registered in the United States and in jurisdictions around the world. In particular, we have a number of registered patents in the United States and abroad covering certain of the proprietary processes and products used in our sampling systems and direct mail businesses, and we have submitted patent applications for certain other manufacturing processes and products. However, many of our sampling system and direct mail manufacturing processes and products are not covered by any patent or patent application. As a result, our businesses may be adversely affected by competitors who independently develop equivalent or superior technologies, know-how, trade secrets or production methods or processes than those employed by us. We are involved in litigation from time to time in the course of our businesses to protect and enforce our intellectual property rights, and third parties from time to time may initiate litigation against us asserting that our businesses infringe or otherwise violate their intellectual property rights.

Our company has ongoing research and development efforts and expects to seek additional intellectual property protection in the future covering results of its research. Pending patent applications filed by us may not result in patents being issued. Furthermore, the patents that we use in our sampling system and direct marketing businesses will expire over time. Similarly, patents now or hereafter owned by us may not afford protection against competitors with similar or superior technology. Our patents may be infringed upon, designed around by others, challenged by others or held to be invalid or unenforceable.

Employees

As of January 3, 2009, we had approximately 5,645 full-time employees. As of January 3, 2009, approximately 552 of Jostens’ employees were represented under two collective bargaining agreements that expire in June 2010 and August 2012, and approximately 287 employees from our Marketing and Publishing Services business were represented under two collective bargaining agreements. These collective bargaining agreements expire in April 2010 and March 2012.

We consider our relations with our employees to be satisfactory.

International Operations

Our foreign sales from continuing operations are derived primarily from operations in Canada and Europe. Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among the risks attendant to foreign operations.

For information on net sales from external customers attributed to the United States and outside the United States and on long-lived assets located in the United States and outside the United States, see Note 17, Business Segments, to our consolidated financial statements included elsewhere herein.

ITEM 1A.	RISK FACTORS

The Company’s consolidated financial results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and other matters set forth in this Annual Report on Form 10-K. You should carefully consider all these risks.

Risks Relating to Our Business

If we fail to implement our business strategy, our business, financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including marketing and selling strategies to drive growth, enhancing our core product and service offerings and continuing to improve operating efficiencies and asset utilization. We may not be able to successfully implement our business strategy or achieve the benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to successfully implement some or all of the initiatives of our business plan, our operating results may not improve to the extent we expect, or at all.

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, conditions in the global economy and in the credit and capital markets and developments within the primary segments we serve, or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty achieving our strategic objectives. We may also decide to alter or discontinue certain aspects of our business strategy at any time. Any failure to successfully implement our business strategy may adversely affect our business, financial condition and results of operations and thus our ability to service our indebtedness, including our ability to make principal and interest payments on our indebtedness.

We may not be able to consummate additional acquisitions and dispositions on acceptable terms, and future acquisitions and dispositions may be disruptive.

As part of our business strategy, we may continue to pursue strategic acquisitions and dispositions to leverage our existing infrastructure, expand our geographic reach, broaden our product and service offerings and focus on our higher growth businesses. Acquisitions and dispositions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from existing businesses;

•	difficulty with integration of personnel and financial and other systems;

•	increased expenses, including compensation expenses resulting from newly hired employees;

•	regulatory challenges; and

•	potential disputes with the buyers of disposed businesses or with the sellers of acquired businesses, technologies, services or products.

We may not be able to continue to consummate acquisitions or dispositions, and we may experience disruption in our businesses as a result. Our ability to continue to consummate acquisitions will be limited by our ability to identify appropriate acquisition candidates on acceptable terms and our access to financial resources, including available cash and borrowing capacity, particularly as a result of constrained capital and credit markets. In addition, we could experience financial or other setbacks if any of the businesses that we have acquired or invested in encounter problems or liabilities of which we were not aware.

The recent global market and economic conditions, as well as the effects of these conditions on our material suppliers’ and customers’ businesses and their demand for our products and services, could have an adverse effect on our business, results of operations and access to capital.

Our business and operating results have been and will continue to be affected by global economic conditions and, in particular, conditions in our suppliers’ and customers’ businesses and the market segments they serve. As a result of slowing global economic growth, constrained credit market conditions, declining consumer and business confidence, reduced consumer spending, increased unemployment, bankruptcies and other challenges currently affecting the global economy, our suppliers and customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers may delay or decline to purchase our products and related services, and our suppliers and customers may not be able to fulfill their obligations to us in a timely fashion. Revenues, particularly in our Marketing and Publishing Services business, are dependent on the level of marketing and advertising spending by our customers. Demand for marketing and advertising tends to correlate with changes in the level of economic activity in the market segments our customers serve, and therefore a prolonged downturn in the global economy and an uncertain economic outlook may reduce the demand for the products and related services that we provide these customers. Our educational textbook cover and component business is reliant on continued government funding for educational spending that impacts demand by our customers and may be affected by reductions in local, state and/or federal funding. Economic weakness and constrained marketing and advertising spending may result in decreased revenue, gross margin, earnings or growth rates and increased challenges with respect to collection of customer receivables. In addition, customer difficulties could result in increases in bad debt write-offs and to our allowance for doubtful accounts receivable. Further, our suppliers may be experiencing similar conditions as our customers, which may impact their viability and their ability to fulfill their obligations to us. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected. Furthermore, economic conditions coupled with tightened credit markets could impact our ability to borrow or refinance indebtedness, and our borrowing costs could increase.

We are subject to direct competition in each of our respective industries which may have an adverse effect on our business, financial condition and results of operations.

We face competition in our businesses from a number of companies, some of which have substantial financial and other resources. Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. Because of substantial resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can. We expect to meet significant competition from existing competitors with entrenched positions and may face additional competition from new competitors, with respect to our existing product lines and new products we might introduce. Further, competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. These competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete or result in pricing pressures. Increases in competition could have an adverse effect on our business, financial condition and results of operations. To maintain a competitive advantage, we may need to make increased investment in product development, manufacturing capabilities and sales and marketing. Excess capacity in certain of our segments has caused downward pricing pressures, and this trend may continue. In addition, continued consolidation in the segments in which we compete may increase competitive pricing pressures due to competitors lowering prices as a result of synergies.

We are subject to fluctuations in the cost and availability of raw materials and the possible loss of suppliers.

We are dependent upon the availability of raw materials to produce our products. The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semiprecious and synthetic stones. The price of gold increased dramatically during 2008, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. From time to time, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. Higher gold prices have impacted, and could further impact, our manufacturing costs as well as our jewelry metal mix. Our Marketing and Publishing Services business primarily uses paper, ink and adhesives. Similarly, our sampling system business utilizes specific grades of paper and foil in producing its sampling products. The price and availability of these raw materials are affected by numerous factors beyond our control. These factors include:

•	the level of consumer demand for these materials;

•	the supply of these materials;

•	foreign government regulation and taxes;

•	market uncertainty;

•	volatility in the capital and credit markets;

•	environmental conditions in the case of paper; and

•	political and global economic conditions.

Any material increase in the price of these raw materials could adversely impact our cost of sales. When these fluctuations result in significantly higher raw material costs, our operating results are adversely affected to the extent we are unable to pass on these increased costs to our customers. Therefore, significant fluctuations in prices for gold, paper products or precious, semiprecious and synthetic stone and other materials could have a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of suppliers for certain of our raw materials. For example, Jostens purchases substantially all of its precious, semiprecious and synthetic stones from a single supplier located in Germany with manufacturing sites in Germany and Sri Lanka. We believe this supplier provides stones to almost all of the class ring manufacturers in the United States. If access to this supplier were lost or curtailed, we may not be able to secure alternative supply arrangements in a timely and cost-efficient fashion. Similarly, all of our ScentStrip® sampling systems, which accounted for a substantial portion of net sales from our sampling system business for fiscal 2008, utilize specific grades of paper for which we rely primarily on two domestic suppliers, with whom we do not have a written supply agreement in place. A loss of this supply of paper and a resulting possible loss of our competitive advantage could have a material adverse effect on our sampling system business, financial condition and results of operations to the extent that we are unable to obtain the specific paper or in sufficient quantity from other suppliers or elsewhere. Moreover, certain of our other primary label sampling systems utilize certain foil laminates that are presently sourced primarily from one supplier, with whom we do not have a written supply agreement in place. A loss of supply could have a material adverse effect on our business, financial condition, results of operations and competitive advantage.

Certain of our businesses are dependent on fuel and natural gas in their operations. Prices of fuel and natural gas have shown volatility over time. Unanticipated higher prices could impact our operating expenses.

Any failure to obtain raw materials for our business on a timely basis at an affordable cost, or any significant delays or interruptions of supply, could have a material adverse effect on our business, financial condition, results of operations and competitive advantage.

The seasonality of our industries could have a material adverse effect on our business, financial condition and results of operations.

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 42% of our annual net sales for our continuing operations for fiscal 2008 during the second quarter of our fiscal year and approximately 54% of our annual cash flow from continuing operations during the fourth quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from continuing operations, concentrated in the fourth quarter, is primarily driven by the receipt of customer deposits in our Scholastic and Memory book segments. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.

The seasonality of our businesses requires us to manage our capital carefully over the course of the year. If we fail to manage our capital effectively in response to seasonal fluctuations, we may be unable to offset the results from any such period with results from other periods, which could impair our ability to service our debt. These seasonal fluctuations also require us to allocate our resources accurately in order to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. If we fail to monitor production and distribution accurately during these peak seasonal periods and are unable to satisfy our customers’ delivery requirements, we could jeopardize our relationships with our customers.

A substantial decrease or interruption in business from our significant customers could adversely affect our business, financial condition and results of operations.

We have significant customer concentration within our Marketing and Publishing Services segment. Our sampling system business is dependent on a limited number of customers. Our top five customers in our sampling system business, for example, represented approximately 22% of our net sales within our Marketing and Publishing Services segment for 2008. We do not generally have long-term contracts for committed volume with any of these customers. Moreover, we may be required by some customers to qualify our sampling system manufacturing operations under specified supplier standards. If we are unable to qualify under a supplier’s standards, the customer may not continue to purchase sampling systems from us. An adverse change in our relationship with any of our significant sampling system customers or in their buying habits could have a material adverse effect on the business, financial condition and results of operations of our sampling system business.

Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could have a material adverse effect on our business, financial condition and results of operations.

Our cover and component business is also particularly dependent on a limited number of customers. Our top five customers in our cover and component business represented approximately 24% of our net sales within our marketing and publishing segment for 2008. Customers in our component business include, among others, many autonomous divisions of the three major educational textbook publishers. Each of these divisions maintains its own manufacturing relationships and generally makes textbook manufacturing decisions independently of other divisions. Any cancellation, deferral or significant reduction in product sold to these principal customers, including as a result of the impact of the global economic turmoil on their businesses, or a significant number of smaller customers could seriously harm our business, financial condition and results of operations.

Jostens relies on relationships with schools, school administrators and students for the sale of its products. Jostens’ failure to deliver high quality products in a timely manner or failure to respond to changing consumer preferences could jeopardize its customer relationships. Significant customer losses at our Jostens business could have a material adverse effect on our business, financial condition and results of operations.

Changes in Jostens’ relationships with its independent sales representatives may adversely affect our business, financial condition and results of operations.

The success of our Jostens business is highly dependent upon the efforts and abilities of Jostens’ network of independent sales representatives. Many of Jostens’ relationships with customers and schools are cultivated and maintained by its independent sales representatives. Jostens’ independent sales representatives typically operate under one- to three-year contracts for the sale of Jostens products and services. These contracts are generally terminable upon 90 days’ notice from the end of the current contract year. Jostens’ sales representatives can terminate or fail to renew their contracts with Jostens due to factors outside of our control. If Jostens were to experience a significant loss of its independent sales representatives, it could have a material adverse effect upon our business, financial condition and results of operations.

Our businesses depend on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

Our businesses depend upon numerous information systems for operational and financial information and our billing operations. We are also increasingly dependent on our information technology systems for our e-commerce efforts. We may not be able to enhance existing information systems or implement new information systems that can integrate successfully our business efforts. Furthermore, we may experience unanticipated delays, complications and expenses in acquiring licenses for certain systems or implementing, integrating and operating the systems. In addition, our information systems may require modifications, improvements or replacements that may require substantial expenditures and may require interruptions in operations during periods of implementation. Implementation of these systems is further subject to our ability to license certain proprietary software in certain cases and the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The failure to successfully implement and maintain operational, financial and billing information systems at our businesses could have an adverse effect on our business, financial condition and results of operations.

We may be required to make significant capital expenditures for our businesses in order to remain technologically and economically competitive.

Our capital expenditure requirements have primarily related to our Jostens business. Additionally, we are required to invest capital in order to expand and update our capabilities in our other segments, including our Marketing and Publishing Services segment. We expect our capital expenditure requirements in the Jostens business to continue to relate primarily to capital improvements, including information technology and e-commerce initiatives throughout the Jostens business. Our capital expenditure requirements in the Marketing and Publishing Services segment primarily relate to efforts to maintain efficiency and to retain technological advancement to remain competitive. Changing competitive conditions or the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in additional production technology or capacity in order to remain competitive. If we are unable to fund any such investment, including as a result of constrained availability of capital, or otherwise fail to invest in new technologies, our business, financial condition and results of operations could be materially and adversely affected.

Our businesses are subject to changes arising from developments in technology that could render our products obsolete or reduce product consumption.

New emerging technologies, including those involving the Internet, could result in new distribution channels and new products and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer preferences and demands, including the use of the Internet. If we fail to anticipate or respond adequately to changes in technology and user preferences and demands or are unable to finance the capital expenditures necessary to respond to such changes, our business, financial condition and results of operations could be materially and adversely affected.

Any disruption at our principal production facilities could adversely affect our results of operations.

We are dependent on certain key production facilities. Certain sampling system, book component, jewelry and graduation announcement products are generally each produced in a dedicated facility. Any disruption of production capabilities at any of our key dedicated facilities could adversely affect our business, financial condition and results of operations.

Actions taken by the U.S. Postal Service could have a material adverse effect on our business.

Postal costs are a significant component of many of our customers’ cost structures, particularly in our Marketing and Publishing Services segment, and postal rate changes can influence the number of pieces and types of products that our customers mail. Additional postal rate increases will take effect in 2009. We do not directly bear the cost of higher postal rates. Demand for products distributed by mail, however, could be adversely affected by continued increases in postal rates. Any resulting decline in volume mailed would have an adverse effect on our business.

Sampling products are approved by the U.S. Postal Service, or the USPS, for inclusion in subscription magazines mailed at periodical postage rates. USPS approved sampling systems have a significant cost advantage over other competing sampling products, such as miniatures, vials, packets, sachets and blisterpacks, because these competing products cause an increase from periodical postage rates to the higher third-class rates for a magazine’s entire circulation. Subscription magazine sampling inserts delivered to consumers through the USPS are currently an important part of our sampling systems business. If the USPS approves other competing types of sampling products for use in subscription magazines without requiring a postal surcharge, or reclassifies our sampling products such that they would incur a postal surcharge, it could have a material adverse effect on our sampling system business, financial condition and results of operations.

A deterioration in labor relations or labor availability could have an adverse impact on our operations.

As of January 3, 2009, we had approximately 5,645 full-time employees. As of January 3, 2009, approximately 552 of Jostens’ employees were represented under two collective bargaining agreements that expire in June 2010 and August 2012, and approximately 287 employees from our Marketing and Publishing Services business were represented under two collective bargaining agreements that expire in April 2010 and March 2012.

We may not be able to negotiate future labor agreements on satisfactory terms. If any of the employees covered by the collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations. In addition, if our other employees were to become unionized, we could experience a further disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations. Given the seasonality of our business, we utilize a high percentage of seasonal and temporary employees to maximize efficiency and manage our costs. If these seasonal or temporary employees were to become unavailable to us on acceptable terms, we may not be able to find replacements in a timely or cost effective manner, which could adversely impact our business, financial condition and results of operations.

We are subject to environmental obligations and liabilities that could impose substantial costs upon us and may adversely affect our financial results and our ability to service our debt.

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters.

Also, as an owner and operator of real property or a generator of hazardous substances, we may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Some of our current or past operations have involved metalworking and plating, printing and other activities that have resulted or could result in environmental conditions giving rise to liabilities.

We are subject to risks that our intellectual property may not be adequately protected, and we may be adversely affected by the intellectual property rights of others.

We use a combination of patents and trademarks, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights, particularly those of our sampling system and direct mail businesses, which derive a substantial portion of revenue from processes or products with some proprietary protections. We generally enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe, impair, misappropriate, dilute or violate our intellectual property rights. In addition, a portion of our manufacturing processes involved in the production of sampling systems and direct mail products are not covered by any patent or patent application. Furthermore, the patents that we use in our sampling system and direct marketing businesses will expire over time. There is no assurance that ongoing research and development efforts will result in new proprietary processes or products. Our competitors may independently develop equivalent or superior know-how, trade secrets processes or production methods to those employed by us.

In addition, we are involved in litigation from time to time in the course of our businesses to protect and enforce our intellectual property rights. Third parties may initiate litigation against us asserting that our businesses infringe or otherwise violate their intellectual property rights. Our intellectual property rights may not have the value that we believe them to have, and our products or processes may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. Further, we may not prevail in any such litigation, and the results or costs of any such litigation may have a material adverse effect on our business, financial condition and results of operations. The expense involved in protecting our intellectual property in our Marketing and Publishing Services segment, for example, has been and could continue to be significant. Any litigation concerning intellectual property could be protracted and costly, is inherently unpredictable and could have a material adverse effect on our business, financial condition and results of operations regardless of its outcome.

Changes in the rules and regulations to which we and our customers are subject may impact demand for our products and services.

We and many of our customers are subject to various government regulations, including applicable rules and regulations governing product safety and protecting the privacy of consumer data. Continually evolving and changing regulations, both in the United States and internationally, may impact our and our customers’ businesses and could reduce demand, or increase the cost, for the related products and services.

Our results of operations in our educational textbook cover and component business are subject to variations due to the textbook adoption cycle and government funding for education spending.

Our educational textbook cover and component business experiences fluctuations in its results of operations due to the textbook adoption cycle and government funding for education spending. The cyclicality of the elementary and high school market is primarily attributable to the textbook adoption cycle. Our results of operations are also affected by reductions in local, state and/or federal school funding for textbook purchasing. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds, including as a result of the current economic conditions, can severely restrict district purchases of instructional materials. In districts and states that primarily rely on state funding for instructional materials, a reduction in state allocations, changes in announced school funding or additional restrictions on the use of those funds may affect our results of operations in our educational textbook component business. Lower than expected sales by us due to the cyclicality of the textbook adoption cycle and pricing pressures that may result during any downturn in the textbook adoption cycle or as a reduction in government funding for education spending could have a material adverse effect on our cash flows and, therefore, on our ability to service our obligations with respect to our indebtedness.

Declines in the market value of the securities held by our pension plans could materially reduce the funded status of the plans and affect the level of pension expense and required contributions in future years.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and regulatory requirements and changes. Declines in the market value of the securities held by the plans during 2008 and continuing into 2009 due to the recent disruption in financial markets have materially reduced the asset values under the plans and in turn will affect the level of pension income (expense) and required contributions in future years. If current market conditions continue for an extended period of time, our expense and required cash contributions associated with pension plans may substantially increase in future periods.

Our controlling stockholders, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III” and together with KKR, the “Sponsors”), may have interests that conflict with other investors.

As a result of the Transactions, we are controlled by affiliates of KKR and DLJMBP III. These investors collectively control our affairs and policies. Circumstances may occur in which the interests of these stockholders could be in conflict with the interests of our other investors and debtholders. In addition, these stockholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other investors and debtholders if the transactions resulted in our becoming more leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our stockholders may conflict with those of our debtholders. In that situation, for example, our debtholders might want us to raise additional equity from the Sponsors or other investors to reduce our leverage and pay our debts, while the Sponsors might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Additionally, the Sponsors and certain of their affiliates are in the business of making investments in companies and currently hold, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. For instance, certain of the Sponsors currently have investments in Merrill Corp., Primedia Inc. and First Data Corporation. Further, if they pursue such acquisitions or make further investments in our industry, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to influence or effectively control our decisions.

We are dependent upon certain members of our senior management.

We are substantially dependent on the personal efforts, relationships and abilities of certain members of our senior management, particularly Marc L. Reisch, our Chairman, President and Chief Executive Officer. The loss of Mr. Reisch’s services or the services of other members of senior management could have a material adverse effect on our company.

Risks Relating to Our Indebtedness

Our high level of indebtedness could adversely affect our cash flow and our ability to operate our business, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations with respect to our indebtedness.

We are highly leveraged. As of January 3, 2009, total indebtedness for Holdings and its subsidiaries was $1,550.7 million (exclusive of letters of credit outstanding). As of January 3, 2009, Visant had availability of $99.0 million (net of standby letters of credit of $14.0 million and outstanding borrowings of $137.0 million) under its revolving credit facilities and cash and cash equivalents totaling $118.3 million. Total outstanding indebtedness for Holdings and its subsidiaries represented approximately 92.3% of our total consolidated capitalization at January 3, 2009. The revolving credit facilities mature on October 4, 2009.

Our substantial indebtedness could have important consequences. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under agreements governing our indebtedness;

•

require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our businesses and in the industries in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other purposes; and

•	place us at a disadvantage compared to our competitors who have less debt.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations. Furthermore, our interest expense could increase if interest rates increase, because the entire amount of our debt under the Visant senior secured credit facilities bears interest at floating rates, currently, at our option, at either (1) adjusted LIBOR plus 1.75% per annum for the U.S. dollar denominated loans under the revolving credit facilities and LIBOR plus 2.00% per annum for the Term Loan C facility or (2) the alternate base rate plus 1.75% for U.S. dollar denominated loans under the revolving credit facilities and base rate plus 1.00% for the Term Loan C facility (or, in the case of Canadian dollar denominated loans under the revolving credit facilities, the bankers’ acceptance discount rate plus 1.75% or the Canadian prime rate plus 1.75% per annum), subject to adjustment based on a pricing grid. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, we may be able to incur significant additional indebtedness in the future. Although the indentures governing the Holdings senior notes, the Holdings senior discount notes and the Visant senior subordinated notes and the credit agreement governing the Visant senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with those restrictions could be substantial. The Visant senior secured credit facilities, for example, allow us to incur (1) an unlimited amount of “purchase money” indebtedness to finance capital expenditures permitted to be made under the senior secured credit facilities and to finance the acquisition, construction or improvement of fixed or capital assets, (2) an unlimited amount of indebtedness to finance acquisitions permitted under the senior secured credit facilities and (3) up to $100 million of additional indebtedness.

The Visant senior secured credit facilities also allow us to incur additional term loans under the Term Loan C facility or under a new term loan facility, in each case in an aggregate principal amount of up to $300 million, subject to certain conditions, including Visant’s ability to obtain commitments from one or more lenders to make such. Any additional term loans will have the same security and guarantees as the Term Loan C facility. All of these borrowings may rank senior to the Visant senior subordinated notes and subsidiary guarantees thereof and any indebtedness incurred by subsidiaries of Holdings would be structurally senior to the debt of Holdings, including the outstanding Holdings senior notes and senior discount notes. If the new debt is added to our current debt levels, the related risks that we now face, including those described above, could intensify. There can be no assurance, particularly in light of current credit markets, of our ability to obtain this financing, including on acceptable terms.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

We are a highly leveraged company and require a significant amount of cash to meet our debt service obligations. For the year ended December 29, 2007, Visant voluntarily prepaid $400.0 million of scheduled payments under the term loans in its senior secured credit facilities, including all originally scheduled principal payments due under the Term Loan C facility through most of 2011. Amounts borrowed under the term loans that are repaid or prepaid may not be reborrowed. Our annual payment obligations for 2008 with respect to our existing indebtedness were comprised of approximately $93.9 million of interest payments on Visant’s Term Loan C facility, revolving credit facilities and senior subordinated notes and the Holdings senior notes. Cash interest began accruing on the Holdings discount notes in December 2008, and thereafter cash interest accrues at a rate of 10.25% per annum and is payable semi-annually in arrears, commencing June 1, 2009, in the amount of $25.3 million annually. Our ability to pay interest on and principal on our debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. Recent changes in global economic conditions, including decreases in economic activity in many of the industries we serve, may significantly impact our ability to generate funds from operations.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Visant’s revolving credit facilities expire in accordance with their terms on October 4, 2009. Our ability to refinance our debt or undertake alternative financing plans, including with respect to Visant’s revolving credit facilities, will depend on the credit markets and our financial condition at such time. The extent of any impact of the recent credit market conditions on our ability to refinance our debt or undertake alternative financing plans will depend on several factors, including our operating cash flows, the duration of tight credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions. Any refinancing of our debt could be on less favorable terms, including being subject to higher interest rates. In addition, the terms of our existing or future debt instruments may restrict certain of our alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our indebtedness.

Repayment of our debt, including the Visant term loans, revolving credit facilities, Visant senior subordinated notes and the Holdings senior notes and senior discount notes, is dependent on cash flow generated by our subsidiaries.

Both Visant and Holdings are holding companies, and all of our assets are owned by our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Visant senior subordinated notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. The Holdings senior notes and senior discount notes are not guaranteed by any of Holdings’ subsidiaries. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Visant senior subordinated notes and the Holdings senior notes and senior discount notes. Each of our subsidiaries is a distinct legal entity, and legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the Visant senior subordinated notes and the Holdings senior notes and senior discount notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. If we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Visant term loans, revolving credit facilities, the Visant senior subordinated notes and the Holdings senior notes and senior discount notes.

Restrictive covenants in our and our subsidiaries’ debt instruments may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The Visant senior secured credit facilities and the indentures governing the Holdings senior notes and senior discount notes and the Visant senior subordinated notes contain, and any future indebtedness of Holdings or of our subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on Holdings, and us, including restrictions on Holdings and our ability to engage in acts that may be in our best long-term interest.

The Visant senior secured credit facilities include financial covenants, including requirements that Visant maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio.

The financial covenants in the Visant senior secured credit facilities will become more restrictive over time. In addition, the Visant senior secured credit facilities limit Visant’s ability to make capital expenditures and require that Visant use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in its business to repay indebtedness under the senior secured credit facilities.

The Visant senior secured credit facilities also include covenants restricting, among other things, Visant Secondary Holdings Corp.’s (Visant’s immediate parent entity and Holdings’ subsidiary), Visant’s and their subsidiaries’ ability to: create liens; incur indebtedness (including guarantees, debt incurred by direct or indirect subsidiaries, and obligations in respect of foreign currency exchange and other hedging arrangements) or issue preferred stock; pay dividends, or make redemptions and repurchases, with respect to capital stock; prepay, or make redemptions and repurchases, with respect to subordinated indebtedness; make loans and investments; engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates; change the business conducted by Visant Secondary Holdings Corp., Visant or their subsidiaries; and amend the terms of subordinated debt.

The indentures relating to the Holdings senior notes, the Holdings senior discount notes and the Visant senior subordinated notes also contain numerous covenants including, among other things, restrictions on our and our subsidiaries’ ability to: create liens; incur or guarantee indebtedness or issue preferred stock; pay dividends, or make redemptions and repurchases, with respect to capital stock; prepay, or make redemptions and repurchases, with respect to subordinated indebtedness; make loans and investments; engage in mergers, acquisitions, asset sales and transactions with affiliates; and create limitations on the ability of subsidiaries to make dividends or distributions.

A breach of any of the restrictive covenants in the Visant senior secured credit facilities would result in a default under the Visant senior secured credit facilities. If any such default occurs, the lenders under the Visant senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require Visant to apply all of its available cash to repay these borrowings, any of which would result in an event of default under the Visant senior subordinated notes and the Holdings senior notes and senior discount notes. The lenders under the senior secured credit facilities will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the Staff of the SEC regarding its periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

A summary of the physical properties we currently use follows:

Segment	Facility Location (1)	Approximate Sq. Ft.	Interest
Scholastic	Laurens, South Carolina	98,000	Owned
	Shelbyville, Tennessee	87,000	Owned
	Unadilla, Georgia	83,000	Owned
	Denton, Texas	70,000	Owned
	Greenville, Ohio	69,000	Owned
	Eagan, Minnesota	34,000	Leased
	Owatonna, Minnesota	30,000	Owned
	Marysville, Ohio	16,000	Leased
	Santiago, Dominican Republic	13,000	Leased
	Winnipeg, Manitoba	13,000	Leased

Memory Book	Topeka, Kansas (2)	236,000	Owned
	Winston-Salem, North Carolina	132,000	Owned
	Clarksville, Tennessee	105,000	Owned
	Visalia, California	96,000	Owned
	State College, Pennsylvania	66,000	Owned
	Sedalia, Missouri	26,000	Leased
	State College, Pennsylvania	10,900	Leased

Marketing and Publishing Services	Broadview, Illinois	212,000	Owned
	Hagerstown, Maryland	162,000	Owned
	Dixon, Illinois	160,000	Owned
	Rockaway, New Jersey	84,000	Leased
	Chattanooga, Tennessee (3)	67,900	Owned
	Milwaukee, Wisconsin	64,000	Owned
	Baltimore, Maryland	60,000	Leased
	Hagerstown, Maryland	50,000	Owned
	Chattanooga, Tennessee	36,700	Owned
	Chattanooga, Tennessee	29,500	Owned
	New York, New York	12,000	Leased
	Paris, France	4,600	Leased

(1)	Excludes properties held for sale.
(2)	Also houses Scholastic segment production.
(3)	As a result of a consolidation in the fourth quarter of 2008, the facility is currently being used solely for administrative and customer service functions.

We also lease a number of warehouse facilities to support our production. We maintain Visant’s executive office in leased space in Armonk, New York, and Jostens’ executive office in leased space in Bloomington, Minnesota. In addition, we lease other sales and administrative office space. In management’s opinion, all buildings, machinery and equipment are suitable for their purposes and are maintained on a basis consistent with sound operations. The extent of utilization of individual facilities varies significantly due to the seasonal nature of our business. In addition, certain of our properties are subject to a mortgage held by Visant’s lenders under its senior secured credit facilities.

ITEM 3.	LEGAL PROCEEDINGS

In communications with U.S. Customs and Border Protection (“Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest on the loss of revenue, if any is determined. A review of Jostens’ import practices revealed that, during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from Customs during the period of December 2006 through May 2007, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003. In a separate penalty notice, Customs calculated a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). Jostens has filed various petitions with Customs disputing Customs’ claims and advancing arguments to support that no loss of revenue or penalty should be issued against us, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In response to Jostens’ petitions, Customs has withdrawn its penalty notice, but restated its loss of revenue demand in order to close out Jostens’ prior disclosure. In response to this demand, Jostens filed a supplement to its prior disclosure presenting arguments for Customs’ consideration supporting that the subject imports at the time of entry were entitled to duty free status. Based on these arguments, Jostens has determined that it may owe nominal additional processing fees for this imported merchandise. Accordingly, it has tendered these potentially unpaid fees, plus calculated interest to assist Customs with its review of our disclosure or, as an alternative, for Custom’s consideration as an offer in compromise to settle this matter. We understand that the matter is currently under review by Customs. In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens has agreed to waivers of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired, to June 20, 2010. Jostens intends to continue to vigorously defend its position and has recorded no accrual for any additional potential liability pending further communication with Customs. It is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed from receiving duty free treatment for the subject imports. Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

We are also a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We do not believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for Holdings or Visant common stock. As of March 16, 2009, there were 28 stockholders of record of the Holdings Class A Common Stock and one stockholder of record of the Holdings Class C Common Stock. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for further discussion of the ownership of Holdings. Holdings beneficially owns 100% of the common stock of Visant.

Visant may from time to time pay cash dividends on its common stock, including to permit Holdings to make required payments relating to its Holdings notes. Each of the senior secured credit facilities and the indenture relating to the Visant notes contains covenants that impose substantial restrictions on Visant’s ability to pay dividends or make distributions to Holdings.

Holdings used the net proceeds from its offering of senior notes to fund a dividend paid to its stockholders on April 4, 2006 in the amount of $57.03 per share. Holdings has paid no other cash dividends on its common stock. The indentures relating to the Holdings notes generally restrict the payment of dividends by Holdings and Visant on shares of common stock, subject to certain exceptions. Additionally, because Holdings is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries.

Recent Sales of Unregistered Securities

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the quarter ended January 3, 2009, we did not issue or sell any of our securities.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of Holdings set forth below presents the consolidated financial data of Holdings, Arcade, Lehigh and the Von Hoffmann businesses after July 29, 2003 as a result of the common ownership of these entities by affiliates of DLJMBP III on such date. As described in the footnotes herein, the operations of the Von Hoffmann businesses are presented as discontinued operations for all periods presented. The selected historical financial data for fiscal years ended January 3, 2009, December 29, 2007, December 30, 2006, December 31, 2005 and January 1, 2005 have been derived from our audited historical consolidated financial statements.

The data presented below should be read in conjunction with the consolidated financial statements and related notes included herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In millions, except for ratios	2008	2007	2006	2005	2004
Statement of Operations Data (1):
Net sales	$1,365.6	$1,270.2	$1,186.6	$1,110.7	$1,051.9
Cost of products sold	675.8	623.0	587.6	562.2	586.2

Gross profit	689.8	647.2	599.0	548.5	465.7
Selling and administrative expenses	472.1	426.8	394.7	389.3	386.2
Loss (gain) on disposal of assets	1.0	0.6	(1.2)	(0.4)	(0.1)
Transaction costs (2)	—	—	—	1.2	6.8
Special charges (3)	14.4	2.9	2.4	5.4	11.8

Operating income	202.3	216.9	203.1	153.0	61.0
Loss on redemption of debt (4)	—	—	—	—	31.9
Interest expense, net	125.3	144.0	149.0	124.8	125.1
Other income	—	—	—	—	(1.1)

Income (loss) from continuing operations before income taxes	77.0	72.9	54.1	28.2	(94.9)
Provision for (benefit from) income taxes	30.7	29.1	15.7	10.5	(34.3)

Income (loss) from continuing operations	46.3	43.8	38.4	17.6	(60.7)
Gain (loss) on discontinued operations, net of tax	—	110.7	9.6	19.0	(40.0)
Net income (loss)	46.3	154.5	48.0	36.6	(100.7)

Net income (loss) available to common stockholders	$46.3	$154.5	$48.0	$36.6	$(100.7)

Statement of Cash Flows:
Net cash provided by operating activities	$205.9	$159.3	$162.6	$168.5	$114.1
Net cash (used in) provided by investing activities	(274.3)	280.6	(52.6)	(39.1)	(37.9)
Net cash provided by (used in) financing activities	127.5	(400.0)	(111.9)	(193.7)	(40.5)

Other Financial Data (1):
Ratio of earnings to fixed charges and preferred stock dividends (5)	1.6x	1.5x	1.4x	1.2x	—
Depreciation and amortization	$103.0	$87.0	$81.6	$87.6	$136.7
Adjusted EBITDA (6)	$339.4	$312.9	$291.2	$266.6	$224.6
Capital expenditures	$52.4	$56.4	$51.9	$28.7	$37.7

In millions	2008	2007	2006	2005	2004
Balance Sheet Data (at period end):
Cash and cash equivalents	$118.3	$59.7	$18.8	$20.7	$85.0
Property and equipment, net	221.8	181.1	160.6	137.9	144.9
Total assets	2,303.7	2,111.7	2,322.7	2,366.6	2,511.4
Total debt	1,550.7	1,392.1	1,770.7	1,513.1	1,695.5
Stockholders’ equity (deficit)	129.8	142.1	(46.4)	255.3	212.3

(1)	Certain selected financial data have been reclassified for all periods presented to reflect the results of discontinued operations consisting of the Von Hoffmann businesses in December 2006, our Jostens Photography businesses in June 2006 and the exit of Jostens’ Recognition business in December 2001. See Note 5, Discontinued Operations, to our consolidated financial statements included elsewhere herein.

(2)	For 2005 and 2004, transaction costs represented $1.2 million and $6.8 million, respectively, of expenses incurred in connection with the Transactions.
(3)	Special charges of $14.4 million for the year ended January 3, 2009 represented $12.8 million of costs associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities; and certain international operations, as well as the consolidation of the Chattanooga, Tennessee facilities. These charges include approximately $6.1 million of non-cash costs, including $3.1 million resulting from the write-off of accumulated currency translation balances, $2.7 million of facility related asset impairment charges and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Additionally, Visant incurred approximately $1.6 million of other severance and related benefits associated with headcount reductions during the twelve month period. For the fiscal year ended December 29, 2007, the Company recorded $2.3 million of restructuring for severance and related benefit costs primarily in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility announced on December 4, 2007, and which was substantially completed by the end of the first quarter of 2008, and $1.0 million related to termination benefits for management executives offset by a reversal of $0.4 million associated with the reductions in severance liability for the Scholastic and Memory Book segments. For the fiscal year ended December 30, 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the carrying value of Jostens’ former corporate office buildings and $0.1 million of special charges for severance costs and related benefit costs. For the fiscal year ended December 31, 2005, special charges consisted of restructuring charges of $5.1 million for employee severance related to closed facilities and $0.3 million related to a withdrawal liability under a union retirement plan that arose in connection with the consolidation of certain operations. For the fiscal year ended January 1, 2005, special charges consisted of $11.8 million of restructuring charges consisting primarily of severance costs for the termination of senior executives and other employees associated with reorganization activity as a result of the Transactions.
(4)	For 2004, loss on redemption of debt represented a loss of $31.5 million in connection with repayment of all existing indebtedness and remaining preferred stock of Jostens and Arcade in conjunction with the Transactions and a loss of $0.4 million in connection with the repurchase of $5.0 million principal amount of Jostens’ 12.75% senior subordinated notes prior to the Transactions.
(5)	For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense (including capitalized interest) on all indebtedness plus amortization of debt issuance costs (and for any period subsequent to the adoption of Statement of Financial Accounting Standards (“SFAS”) 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, accretion of preferred stock dividends), and the portion of rental expense that we believe is representative of the interest component of rental expense. For 2004, earnings did not cover fixed charges by $94.9 million.
(6)

Adjusted EBITDA is defined as net income (loss) plus net interest expense, income taxes, and depreciation and amortization, excluding certain non-recurring items. Adjusted EBITDA excludes certain items that are also excluded for purposes of calculating required covenant ratios and compliance under the indentures governing the Visant notes and Holdings notes and our senior secured credit facilities. As such, Adjusted EBITDA is a material component of these covenants. Non-compliance with the financial ratio maintenance covenants contained in our senior secured credit facilities could result in the requirement to immediately repay all amounts outstanding under such facilities, while non-compliance with the debt incurrence ratios contained in the indentures governing the Visant notes and the Holdings senior notes and senior discount notes would prohibit Holdings and its restricted subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. Adjusted EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States of America (GAAP), is not a measure of financial condition or profitability, and should not be considered as an alternative to (a) net income (loss) determined in accordance with GAAP or (b) operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

In millions	2008	2007	2006	2005	2004
Net income (loss)	$46.3	$154.5	$48.0	$36.6	$(100.7)
Interest expense, net	125.3	144.0	149.0	124.8	125.1
Provision for (benefit from) income taxes	30.7	29.1	15.7	10.5	(34.3)
Depreciation and amortization expense	103.0	87.0	81.6	87.6	136.7
(Income) loss on discontinued operations, net of tax (a)	—	(110.7)	(9.6)	(19.0)	40.0

EBITDA	305.3	303.9	284.7	240.5	166.8
Transaction costs (b)	—	—	—	1.2	6.8
Special charges (c)	14.4	2.9	2.4	5.4	11.8
Loss on redemption of debt (d)	—	—	—	—	31.9
Jostens diploma incremental costs (e)	—	—	—	14.7	—
Loss (gain) on disposal of fixed assets (f)	1.0	0.6	(1.2)	(0.4)	(0.1)
Management and advisory fees	3.4	3.1	3.1	3.0	2.0
Other (g)	15.3	2.4	2.2	2.2	5.4

Adjusted EBITDA	$339.4	$312.9	$291.2	$266.6	$224.6

(a)	For all periods presented, (income) loss on discontinued operations, net of tax, consists of charges from the closure of Jostens Recognition business and the results of operations and the sale of Jostens Photography businesses and the Von Hoffmann businesses.
(b)	Consists of costs incurred in connection with the Transactions.
(c)	Consists of restructuring costs and special charges incurred for 2008, 2007, 2006, 2005 and 2004 in connection with a variety of initiatives by the Company.
(d)	Represents loss on redemption of debt in connection with Jostens repurchase of $8.5 million principal amount of Jostens’ 12.75% Senior Subordinated Notes.
(e)	Relates to higher than planned diploma production and delivery costs in connection with the manufacturing inefficiencies resulting from relocation of Jostens’ diploma operations out of its Red Wing, Minnesota manufacturing facility to certain other facilities in 2005.
(f)	Represents loss on disposal of fixed assets for 2008 and 2007 and gains on the sale of the former Jostens corporate office buildings and Scholastic’s Red Wing, Minnesota facility for 2006.
(g)	Consists primarily of stock-based compensation, consulting fees and certain non-recurring items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. You should read the following discussion in conjunction with Item 6. Selected Financial Data, and the consolidated financial statements and related notes included herein.

Presentation

There are no significant differences between the results of operations and financial condition of Visant and those of Holdings other than stock compensation and the interest and related income tax effect of certain indebtedness of Visant Holdings, including Holdings’ senior discount notes, which had an accreted value of $247.2 million and $225.6 million as of January 3, 2009 and December 29, 2007, respectively, including interest thereon, and the $350.0 million of Holdings’ 8.75% senior notes due 2013.

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJMBP III completed transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade (the “Transactions”).

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJMBP II, and DLJMBP III owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of March 16, 2009, affiliates of KKR and DLJMBP III held approximately 49.0% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.6% of Holdings’ economic interest. As of March 16, 2009, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.7% of the economic interest of Holdings.

The Transactions were accounted for as a combination of interests under common control.

Overview

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price. See Item 1A, Risk Factors, in this Annual Report on Form 10-K for a full statement of risks and uncertainties that may impact our business.

In May 2007, we completed the sale of our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”), which previously comprised the Educational

Textbook segment and a portion of the Marketing and Publishing Services segment. The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented.

During 2007, we expanded our business with the acquisitions of Neff Motivation, Inc. (“Neff”), Visual Systems, Inc. (“VSI” and currently doing business with Lehigh Milwaukee) and Publishing Enterprises, Incorporated. Neff, a single source provider of custom awards programs and apparel, including chenille letters and letter jackets, was acquired on March 16, 2007, and its results are included in the Scholastic segment as of such date. VSI, a supplier of overhead transparencies and book components, was acquired on June 14, 2007, and its results are included in the Marketing and Publishing Services segment as of such date. On October 1, 2007, we acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated, a producer of school memory books and student planners and its results are included in the Memory Book segment as of such date. On April 1, 2008, the Company announced the completion of the acquisition of Phoenix Color Corp. (“Phoenix Color”), a leading book component manufacturer. The results of the Phoenix Color operations are reported as part of the Marketing and Publishing Services segment from the acquisition date.

Our three reportable segments as of January 3, 2009 consisted of:

•

Scholastic—provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

For additional financial and other information about our operating segments, see Note 17, Business Segments, to the consolidated financial statements.

General

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from continuing operations, concentrated in the fourth quarter, is primarily driven by the receipt of customer deposits in our Scholastic and Memory book segments. The net sales of educational book components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations in net sales are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our capital and manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Our net sales include sales to certain customers for whom we purchase paper. The price of paper, a primary material across most of our products and services, is volatile over time and may cause swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers across most product lines when we realize such increases.

The price of gold and other precious metals increased dramatically in 2008, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher gold prices have impacted, and could further impact, our manufacturing costs as well as our jewelry metal mix.

We continue to experience limited visibility with respect to the flow and placement of orders in our Marketing and Publishing Services segment, which we believe is the result of tighter economic and market conditions affecting the timing of decisions and the extent of spending by our customers. We believe these conditions will continue to affect negatively the level of spending by our customers in our Marketing and Publishing Services segment. Furthermore, the excess capacity that exists in the industry, particularly as it pertains to our direct marketing operations, as well as the variety of other advertising mediums that we compete with, have created increasing pricing pressure. We seek to distinguish ourselves based on our capabilities, quality and organizational strength.

While historically the purchase of class rings has been relatively resistant to economic conditions, we have seen a shift in jewelry metal mix from gold to lesser priced metals for the past year, which we believe is attributable in part to economic factors and the impact of significantly higher precious metal costs on our jewelry prices. We anticipate that the trends we saw during 2008 with respect to jewelry volume, metal mix and price will continue through 2009.

During 2008, we initiated several efforts to contain costs and drive efficiency, including through the restructuring and integration of certain of our operations and rationalization of sales, administrative and support functions. We expect to implement additional initiatives in the future to address the continuing challenging environment.

Restructuring Activity

Special charges of $14.4 million for the year ended January 3, 2009 included $7.6 million of restructuring costs and $6.8 million of other special charges. The Marketing and Publishing Services segment incurred $3.7 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities, $2.0 million of restructuring costs related to the consolidation of the Chattanooga, Tennessee facilities and $0.3 million of other severance and related benefits. The Scholastic segment incurred $0.7 million of severance and related benefits in connection with the restructuring of certain of Jostens, international operations, $0.4 million of severance and related benefits associated with other headcount reductions and less than $0.1 million of costs related to the closure of our Attleboro, Massachusetts facility. Our Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. Other special charges included $3.1 million of non-cash write-offs in our Scholastic segment related to accumulated foreign currency translation balances and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Also included were $3.3 million of charges in our Marketing and Publishing Services segment in connection with the closure of the Pennsauken, New Jersey facilities and consolidation of the Chattanooga, Tennessee facilities, which included $2.7 million for non-cash asset impairment charges. Additionally, Visant incurred $0.1 million of other severance and related benefits charges. Headcount reductions related to these activities totaled 330, 28 and 35 for the Marketing and Publishing Services, Scholastic and Memory Book segments, respectively.

Restructuring accruals of $2.4 million as of January 3, 2009 and $2.1 million as of December 29, 2007 are included in other accrued liabilities in the consolidated balance sheets. The accruals as of January 3, 2009 include amounts provided for severance related to reductions in administrative and production employees from Jostens and the Marketing and Publishing Services segment.

On a cumulative basis through January 3, 2009, the Company incurred $27.0 million of employee severance costs related to initiatives that began in 2004, which have affected 832 employees. To date, the Company has paid $24.6 million in cash related to these initiatives.

Changes in the restructuring accruals during fiscal 2008 were as follows:

In thousands	2008 Initiatives	2007 Initiatives	2006 Initiatives	Total
Balance at December 29, 2007	$—	$2,110	$43	$2,153
Restructuring charges	7,578	30	8	7,616
Severance paid	(5,183)	(2,107)	(51)	(7,341)

Balance at January 3, 2009	$2,395	$33	$—	$2,428

We expect the majority of the remaining severance related to the 2007 and 2008 initiatives to be paid during 2009.

Other Factors Affecting Comparability

We utilize a fifty-two, fifty-three week fiscal year ending on the Saturday closest to December 31st. The Company’s 2008 fiscal year ended on January 3, 2009 and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week. Fiscal 2007 and 2006 each consisted of 52 weeks.

Critical Accounting Policies and Estimates

In the ordinary course of business, management makes a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s judgment about the effect of matters that are uncertain.

On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, continued value of goodwill and intangibles, recoverability of long-lived assets, pension and other postretirement benefits and income tax. Management bases its estimates and assumptions on historical experience, the use of independent third-party specialists and various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

Revenue Recognition

The SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 104, we recognize revenue when the earnings process is complete, evidenced by an agreement between us and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized when (1) products are shipped (if shipped FOB shipping point), (2) products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and we have no further performance obligations.

Goodwill and Indefinite-Lived Intangible Assets

Under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2008 and we believe that there are no indications of impairment. However, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of both 2008 and 2007 totaled approximately $1.3 billion and $1.2 billion, respectively.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items such as capital assets for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that any deferred tax assets will be recovered from taxable income of the appropriate character within the carryback or carryforward period, and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.

On a consolidated basis, we have established a tax valuation allowance of $14.7 million as of the end of fiscal year 2008 related to foreign tax credit carryforwards, because we believe the tax benefits are not likely to be fully realized. As described in Note 14, Income Taxes, to our consolidated financial statements, we repatriated a total of $4.3 million of earnings from our foreign subsidiaries during fiscal year 2008. In connection with those distributions and adjustments resulting from the filing of our 2007 tax return, we decreased our valuation allowance for foreign tax credit carryforwards by $0.1 million.

Significant judgment is also required in determining and evaluating our tax reserves. Tax reserves are established for uncertain tax positions which are potentially subject to challenge. We review our tax reserves as facts and circumstances change. Although resolution of issues for audits currently in process is uncertain, based on currently available information, we believe the ultimate outcomes will not have a material adverse effect on our financial statements.

Effective at the beginning of 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. In connection with the adoption of FIN 48, the Company made a change in accounting principle for the classification of interest income on tax refunds. Under the previous policy, the Company recorded interest income on tax refunds as interest income. Under the new policy, any interest income in connection with income tax refunds is recorded as a reduction of income tax expense. In addition, since the adoption of FIN 48, all interest and penalties on income tax assessments have been recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability.

Pension and Other Postretirement Benefits

Jostens sponsors several defined benefit pension plans that cover nearly all of its employees and certain employees of Visant. Participation in such plans was closed to employees hired after December 31, 2005, other than for certain union employees. Effective July 1, 2008 and January 1, 2008, the pension plans covering Jostens’ employees covered under respective collective bargaining agreements were closed to new hires. Jostens also provides certain medical and life insurance benefits for eligible retirees. This plan was closed to new employees hired after December 31, 2005, other than certain union employees and certain employees grandfathered on the basis of their age and tenure with Jostens. Eligible employees from Lehigh also participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. Effective December 31, 2006, Lehigh closed participation for hourly employees hired after December 31, 2006 and froze the plan for salaried employees.

Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”) that gives additional credit for years of service as a Jostens’ sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991, calculating the benefits as if such years of service were credited under Jostens’ tax-qualified, non-contributory pension plan, or “Plan D”. Benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code. The Jostens ERISA Excess Plan also pays benefits that would have been provided from Plan D but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the tax code. Plan D was merged into the Jostens Pension Plan C on December 31, 2008, but the respective plan benefit formulas remain the same after the merger. We also maintain non-contributory unfunded supplemental retirement plans (SERPs) for certain executive officers.

We account for our plans under SFAS No. 87, Employer’s Accounting for Pensions, and SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which require management to use three key assumptions when computing estimated annual pension expense. These assumptions are the discount rate applied to the projected benefit obligation, expected return on plan assets and the rate of compensation increases.

Of the three key assumptions, the discount rate is based on external market indicators, such as the yield on currently available high-quality, fixed income investments or annuity settlement rates. The discount rate used to value the pension obligation at any year-end is used for expense calculations the next year. For the rates of expected return on assets and compensation increases, management uses estimates based on experience as well as future expectations. Due to the long-term nature of pension liabilities, management attempts to choose rates for these assumptions that will have long-term applicability.

The following is a summary of the three key assumptions that were used in determining 2008 pension expense, along with the impact of a 1% change in each assumed rate. Bracketed amounts indicate the amount by which annual pension expense would be reduced. Modification of these assumptions does not impact the funding requirements for the qualified pension plans.

In thousands	Rate	Impact of 1% increase	Impact of 1% decrease
Discount rate (1)	6.50%	$(3,173)	$323
Expected return on plan assets (2)	9.00%/9.50%	$(2,746)	$2,746
Rate of compensation increases (3)	5.00%	$333	$(404)

(1)	A discount rate of 6.50% was used for both the qualified and non-qualified pension plans.
(2)	The expected long-term rate of return on plan assets was 9.00% for Plan A and Plan B and 9.50% for Plan C and Plan D.
(3)	The average compensation rate was 5.75% and 2.50% for Jostens and The Lehigh Press, Inc., respectively. The weighted average compensation rate for the combined salary-related plans was 5.00%.

Results of Operations

The following table sets forth selected information derived from our consolidated statements of operations for fiscal years 2008, 2007 and 2006. In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

	Holdings			% Change between 2007 and 2008	% Change between 2006 and 2007
In thousands	2008	2007	2006
Net sales	$1,365,560	$1,270,210	$1,186,604	7.5%	7.0%
Gross profit	689,759	647,164	599,049	6.6%	8.0%
% of net sales	50.5%	50.9%	50.5%
Selling and administrative expenses	472,097	426,740	394,726	10.6%	8.1%
% of net sales	34.6%	33.6%	33.3%
Loss (gain) on disposal of assets	958	629	(1,212)	NM	NM
Special charges	14,433	2,922	2,446	NM	NM
Operating income	202,271	216,873	203,089	(6.7%)	6.8%
% of net sales	14.8%	17.1%	17.1%
Interest expense, net	125,251	144,004	149,000	(13.0%)	(3.4%)
Provision for income taxes	30,704	29,102	15,675	5.5%	85.7%
Income from discontinued operations, net of tax	—	110,732	9,561	NM	NM
Net income	46,316	154,499	47,975	(70.0%)	222.0%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our consolidated statements of operations for fiscal years 2008, 2007 and 2006. For additional financial information about our operating segments, see Note 17, Business Segments, to the consolidated financial statements.

	Holdings			% Change between 2007 and 2008	% Change between 2006 and 2007
In thousands	2008	2007	2006
Net sales
Scholastic	$472,405	$465,439	$437,630	1.5%	6.4%
Memory Book	393,309	372,063	358,687	5.7%	3.7%
Marketing and Publishing Services	501,374	434,057	390,396	15.5%	11.2%
Inter-segment eliminations	(1,528)	(1,349)	(109)	NM	NM

	$1,365,560	$1,270,210	$1,186,604	7.5%	7.0%

Operating income
Scholastic	$36,744	$51,312	$51,189	(28.4%)	0.2%
Memory Book	99,090	89,108	82,235	11.2%	8.4%
Marketing and Publishing Services	66,437	76,453	69,665	(13.1%)	9.7%

	$202,271	$216,873	$203,089	(6.7%)	6.8%

NM = Not meaningful

Year Ended January 3, 2009 Compared to the Year Ended December 29, 2007

Net sales.    Consolidated net sales increased $95.4 million, or 7.5%, to $1,365.6 million in 2008 from $1,270.2 million in 2007. This increase included the incremental sales impact of $114.8 million from businesses acquired during 2007 and 2008.

Net sales for the Scholastic segment were $472.4 million in 2008, an increase of 1.5% or $7.0 million, compared to $465.4 million in the prior year comparative period. This increase was primarily attributable to incremental volume from the acquisition of Neff, which occurred in the first quarter of 2007 and accounted for $5.6 million of the increase, and the impact of higher prices for our jewelry products.

Net sales for the Memory Book segment were $393.3 million in 2008, an increase of 5.7% or $21.2 million, compared to $372.1 million in 2007. The increase included $8.7 million of incremental sales from the acquisition of the assets of Publishing Enterprises, which occurred in the fourth quarter of 2007. The remaining increase of $12.5 million was the result of account growth driven by new and enhanced product and service offerings.

Net sales of the Marketing and Publishing Services segment increased $67.3 million, or 15.5%, to $501.4 million in 2008 from $434.1 million in 2007. This increase was primarily attributable to $100.5 million of incremental sales from the acquisitions of VSI and Phoenix Color which occurred in 2007 and 2008, partially offset by a decline in volume primarily in our educational book component and direct marketing operations.

Gross profit.    Gross profit increased $42.6 million, or 6.6%, to $689.8 million for the fiscal year ended January 3, 2009 from $647.2 million for the comparative period in 2007. As a percentage of net sales, gross profit margin for 2008 decreased to 50.5% from 50.9% in 2007. Excluding the incremental impact of businesses acquired, gross profit increased $7.5 million from the comparable 2007 period and as a percentage of net sales increased to 52.3%. This increase in gross profit margin was primarily attributable to improved sales mix and higher prices driven by new and enhanced product and service offerings and operating efficiencies in our Memory Book segment.

Selling and administrative expenses.    Selling and administrative expenses increased $45.4 million, or 10.6%, to $472.1 million for the twelve months ended January 3, 2009 from $426.7 million for the corresponding period in 2007. This increase included approximately $7.1 million of higher stock compensation charges as well as incremental depreciation and amortization costs related to our acquisitions of Neff, VSI and Phoenix Color, which accounted for $9.9 million of the total dollar increase. Excluding these incremental costs, selling and administrative expenses as a percentage of net sales decreased 30 basis points to 33.3% for the twelve months of fiscal 2008 from 33.6% for the same period in 2007.

Loss (gain) on disposal of fixed assets.    For 2008, the loss on disposal of fixed assets was approximately $1.0 million, which was attributable to the sale of equipment in connection with the closure of certain facilities during the year. In 2007, the loss on disposal of fixed assets was approximately $0.6 million, which was attributable to the sale of miscellaneous equipment.

Special charges.    Special charges of $14.4 million for the year ended January 3, 2009 included $7.6 million of restructuring costs and $6.8 million of other special charges. The Marketing and Publishing Services segment incurred $3.7 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities, $2.0 million of restructuring costs related to the consolidation of the Chattanooga, Tennessee facilities and $0.3 million of other severance and related benefits. The Scholastic segment incurred $0.7 million of severance and related benefits in connection with the restructuring of certain of Jostens international operations, $0.4 million of severance and related benefits associated with other headcount reductions and less than $0.1 million of costs related to the closure of our Attleboro, Massachusetts facility. Our Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. Other special charges included $3.1 million of non-cash write-offs in our Scholastic segment related to accumulated foreign currency translation balances and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Also included were $3.3 million of charges in our Marketing and Publishing Services segment in connection with the closure of the Pennsauken, New Jersey facilities and consolidation of the Chattanooga, Tennessee facilities which included $2.7 million for non-cash asset impairment charges. Additionally, Visant incurred $0.1 million of other severance and related benefits charges. Headcount reductions related to these activities totaled 330, 28 and 35 for the Marketing and Publishing Services, Scholastic and Memory Book segments, respectively.

For the year ended December 29, 2007, the Company recorded $2.3 million of restructuring charges for severance and related benefit costs primarily in the Scholastic segment related to the closure of the Attleboro, Massachusetts facility and $1.0 million related to termination benefits for management executives offset by a reversal of $0.4 million associated with headcount reductions in the Scholastic and Memory Book segments. Of net severance costs and related benefits of $1.9 million for 2007, $1.7 million related to Scholastic, and $0.2 million related to Marketing and Publishing Services. Additionally, headcount reductions related to these activities totaled 177 and eight employees for the Scholastic and Marketing and Publishing Services segments, respectively.

Operating income. As a result of the foregoing, consolidated operating income decreased $14.6 million, or 6.7%, to $202.3 million for 2008 from $216.9 million for 2007. As a percentage of net sales, operating income decreased to 14.8% for the twelve-month period ended January 3, 2009 from 17.1% for the comparative period in 2007.

Net interest expense. Net interest expense is comprised of the following:

In thousands	2008	2007
Holdings:
Interest expense	$32,660	$30,542
Amortization of debt discount, premium and deferred financing costs	23,484	23,281
Interest income	(3)	(4)

Holdings interest expense, net	$56,141	$53,819

Visant:
Interest expense	$64,371	$76,974
Amortization of debt discount, premium and deferred financing costs	5,636	14,329
Interest income	(897)	(1,118)

Visant interest expense, net	$69,110	$90,185

Interest expense, net	$125,251	$144,004

Net interest expense decreased $18.7 million, or 13.0%, to $125.3 million for 2008 as compared to $144.0 million for 2007 due to lower average borrowings from the prepayment of $400.0 million of the Term Loan C facility during the second quarter of 2007 and lower amortization of deferred financing costs as a result of the aforementioned prepayments, as well as lower average borrowing rates.

Provision for income taxes.    Our consolidated effective tax rate was 39.9% for 2008 and 2007. Although the overall rate was unchanged, the benefit provided by the domestic manufacturing profits deduction, under the American Jobs Creation Act of 2004, decreased due to the decrease in taxable income resulting from certain costs related to the Phoenix Color acquisition. The 2008 tax rate was favorably impacted by adjustments resulting from the filing of the Company’s 2007 income tax return and favorable effects related to the Company’s foreign earnings repatriation.

As described in Note 14, Income Taxes, to our consolidated financial statements, the Company adopted FIN 48, as of the beginning of 2007. Upon adoption of FIN 48, all interest and penalties in connection with income tax assessments or refunds are recorded as income tax expense or benefit, as applicable, and included as part of the Company’s unrecognized tax benefit liability. Included in our results of operations for 2008 and 2007 was $0.1 million net tax, interest and penalty accruals for unrecognized tax benefits. For 2009, we anticipate a consolidated effective tax rate between 39.0% and 40.0%.

Income from discontinued operations.    In May 2007, the Company completed the sale of the Von Hoffmann businesses, recognizing proceeds of $401.8 million and a gain on sale of $97.9 million. The Von Hoffmann businesses previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. Additionally, in 2007 the Company had income from discontinued operations, net of taxes, of $11.1 million from the Von Hoffmann businesses, which were sold in the second quarter of 2007, $0.4 million, net of tax, from the Jostens Photography business, which was sold in the second quarter of 2006, and $1.0 million, net of tax, from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 from the Jostens Recognition business resulted from the reversal of an accrual for potential exposure for which the Company did not believe it was likely to have an ongoing liability.

Net income.    As a result of the aforementioned items, net income decreased $108.2 million to $46.3 million for 2008 from $154.5 million for 2007.

Year Ended December 29, 2007 Compared to the Year Ended December 30, 2006

Net sales.    Consolidated net sales increased $83.6 million, or 7.0%, to $1,270.2 million in 2007 from $1,186.6 million in 2006.

Scholastic segment sales were $465.4 million in 2007, an increase of 6.4%, compared to $437.6 million in the prior year comparative period. This increase was primarily attributable to incremental volume from the acquisition of Neff, which occurred in the first quarter of 2007, and the impact of price increases, offset by lower jewelry volume.

Net sales for the Memory Book segment were $372.1 million in 2007, an increase of 3.7%, compared to $358.7 million in 2006. The increase was due mainly to growth in number of accounts and in color pages as well as increased prices supported by new and enhanced product and service offerings.

Net sales of the continuing operations of the Marketing and Publishing Services segment increased $43.7 million, or 11.2%, to $434.1 million in 2007 from $390.4 million in 2006. This increase was primarily attributable to higher sales volumes in the sampling and book component businesses, including sales generated by businesses that we acquired in 2006 and 2007.

Gross profit.    Gross profit increased $48.1 million, or 8.0%, to $647.2 million for 2007 from $599.1 million for 2006. As a percentage of net sales, gross profit margin increased to 50.9% for 2007 from 50.5% for 2006. The increase was attributable to:

•	cost savings realized from continued improvements in plant efficiency and cost reduction initiatives in our Memory Book and Scholastic segments; and

•	the impact of price increases in the Scholastic and Memory Book segments.

These increases were partially offset by:

•	higher precious metal costs;

•	lower relative gross margins of Neff, which was acquired in March 2007;

•	increased volume in our Marketing and Publishing Services segment, which comparatively had lower margins than the Scholastic and Memory Book segments; and

•	higher depreciation expense in 2007 related to our continued investments in our Memory Book and Marketing and Publishing Services facilities.

Selling and administrative expenses. Selling and administrative expenses increased $32.0 million, or 8.1%, to $426.7 million for 2007 from $394.7 million for 2006. As a percentage of net sales, selling and administrative expenses increased 0.3 % to 33.6% for 2007 from 33.3% in 2006. The increase in selling and administrative expenses as a percentage of net sales was the result of:

•	higher commissions in the Scholastic segment associated with increased graduation products net sales, which have a higher commission structure than other Scholastic products;

•	costs associated with the acquisitions we made in 2006 and 2007;

•	development costs across all segments related to growth initiatives; and

•	higher information technology costs in the Scholastic and Memory Book segments in connection with the continuation of planned investments related to growth initiatives.

Loss (gain) on disposal of fixed assets.    For 2007, the loss on disposal of fixed assets was approximately $0.6 million, which was attributable to the sale of miscellaneous equipment. In 2006, gain on disposal of fixed assets was approximately $1.2 million, primarily related to the sale of the former Jostens corporate office buildings in Bloomington, Minnesota.

Special charges.     For the year ended December 29, 2007, the Company recorded $2.3 million of restructuring charges for severance and related benefit costs primarily in the Scholastic segment related to the closure of the Attleboro, Massachusetts facility and $1.0 million related to termination benefits for management executives, offset by a reversal of $0.4 million associated with headcount reductions in the Scholastic and Memory Book segments. Of net severance costs and related benefits of $1.9 million for 2007, $1.7 million related to Scholastic and $0.2 million related to Marketing and Publishing Services. Additionally, headcount reductions related to these activities totaled 177 and eight employees for the Scholastic and Marketing and Publishing Services segments, respectively.

For 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the value of the former Jostens corporate office buildings, which were later sold, and a net $0.1 million of special charges for severance and related benefit costs. The severance costs and related benefits included $0.1 million for Memory Book and $0.1 million for the Scholastic segment. Marketing and Publishing Services incurred $0.2 million of special charges for severance costs and related benefits offset by a reduction of $0.3 million of the restructuring accrual that related to withdrawal liability under a union retirement plan that arose in connection with the consolidation of certain operations. Additionally, headcount reductions related to these activities totaled five, 13 and four employees for the Memory Book, Scholastic, and Marketing and Publishing Services segments, respectively.

Operating income.    As a result of the foregoing, consolidated operating income increased $13.8 million, or 6.8%, to $216.9 million for 2007 from $203.1 million for 2006. As a percentage of net sales, operating income was 17.1% for both 2007 and 2006.

Net interest expense.    Net interest expense is comprised of the following:

In thousands	2007	2006
Holdings:
Interest expense	$30,542	$22,739
Amortization of debt discount, premium and deferred financing costs	23,281	20,874
Interest income	(4)	(35)

Holdings interest expense, net	$53,819	$43,578

Visant:
Interest expense	$76,974	$97,991
Amortization of debt discount, premium and deferred financing costs	14,329	9,880
Interest income	(1,118)	(2,449)

Visant interest expense, net	$90,185	$105,422

Interest expense, net	$144,004	$149,000

Net interest expense decreased $5.0 million, or 3.4%, to $144.0 million for 2007 as compared to $149.0 million for 2006 due to lower average borrowings from the prepayment of $400.0 million of the term loan C facility during the second quarter of 2007. The decrease was offset somewhat by higher amortization of deferred financing costs as a result of the aforementioned prepayments.

Provision for income taxes.     Our consolidated effective tax rate was 39.9% for 2007 compared with 29.0% for 2006. The increase in the tax rate was due primarily to the change in the effective tax rate at which we expect deferred tax assets and liabilities to be realized or settled in the future as a result of changing state tax rates. For 2007, the change in the effective deferred tax rate increased our consolidated effective tax rate, and for 2006, the change decreased the consolidated tax rate. The tax effect of foreign earnings repatriations in 2007 was unfavorable compared with 2006 due to the favorable foreign tax credit utilization in 2006 in connection with the sale of the Jostens Photography businesses. Other effects for 2007 included an increase in state income taxes which was partially offset by the effect of an increase in the rate of the domestic manufacturing profits deduction.

As described in Note 14, Income Taxes, to our consolidated financial statements, the Company adopted FIN 48 as of the beginning of 2007. Upon adoption of FIN 48, all interest and penalties in connection with income tax assessments or refunds will be recorded as income tax expense or benefit, as applicable, and included as part of the Company’s unrecognized tax benefit liability. Included in our results of operations for 2007 was $0.1 million net tax, interest and penalty accruals for unrecognized tax benefits.

Income from discontinued operations.    During the second quarter of 2007, we consummated the sale of the Company’s Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The sale closed on May 16, 2007, with the Company recognizing net proceeds of $401.8 million and a gain for financial reporting purposes of $97.9 million on the transaction during the year ended 2007. Operations for the Von Hoffmann businesses resulted in income of $11.4 million and $15.5 million for the years ended December 29, 2007 and December 30, 2006, respectively.

We also had income of $1.0 million, net of tax, for the year ended December 29, 2007 from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 resulted from the reversal in March 2007 of an accrual for potential exposure for which the Company does not believe it is likely to have an ongoing liability, and therefore, there are no accrual amounts related to Jostens Recognition at December 29, 2007.

During the second quarter of 2006, we consummated the sale of our Jostens Photography businesses, which previously comprised a reportable segment. Results, net of tax, for the year ended 2007 and the 2006 comparable period for the Jostens Photography businesses included income of $0.4 million and a loss of $6.1 million, respectively.

Net income.    As a result of the aforementioned items, net income increased $106.5 million to $154.5 million for 2007 from $48.0 million for 2006.

Liquidity and Capital Resources

The following table presents cash flow activity of Holdings for applicable periods noted below and should be read in conjunction with our consolidated statements of cash flows.

In thousands	2008	2007	2006
Net cash provided by operating activities	$205,866	$159,310	$162,626
Net cash (used in) provided by investing activities	(274,301)	280,643	(52,567)
Net cash provided by (used in) financing activities	127,540	(400,041)	(111,873)
Effect of exchange rate change on cash	(542)	1,020	(114)

Increase (decrease) in cash and cash equivalents	$58,563	$40,932	$(1,928)

Full Year 2008

In 2008, operating activities generated cash of $205.9 million, compared to $159.3 million from operating activities for 2007. Included in cash flows from operating activities in 2007 was cash used by discontinued operations of $5.1 million. Consequently, the cash provided by continuing operations was $164.4 million for 2007. The $41.5 million increase in cash provided from continuing operations was attributable to higher cash earnings primarily as a result of the inclusion of nine months of earnings attributable to the Phoenix Color acquisition and lower cash paid for taxes. The deductibility of certain transaction costs from the acquisition of Phoenix Color and the utilization of certain net operating losses acquired from Phoenix Color provided a reduction of cash taxes of approximately $18.5 million.

Net cash used in investing activities for 2008 was $274.3 million compared to cash provided by investing activities of $280.6 million for 2007. Included in the 2007 cash flows from investing activities was cash provided by discontinued operations of $396.1 million, driven by the sale of the Von Hoffmann businesses, which generated proceeds of approximately $401.8 million. During 2008 and 2007, the Company acquired businesses, net of cash, totaling approximately $221.6 million and $58.3 million, respectively. In addition, capital expenditures related to purchases of property, plant and equipment for 2008 and 2007 were $52.4 million and $56.4 million, respectively.

Net cash provided by financing activities for 2008 was $127.5 million compared to cash used in financing activities of $400.0 million for 2007. The $527.5 million increase primarily related to the Company’s additional voluntary prepayment in the second quarter of 2007 of $400.0 million of its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its Term Loan C facility through mid-2011. Additionally, the Company increased average borrowings under its revolving credit facilities during 2008 by approximately $135.6 million to finance the acquisition of Phoenix.

During 2008 and 2007, Visant transferred approximately $23.2 million and $18.6 million, respectively, of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments on its 8.75% senior notes due 2013, as well as to repurchase common stock from a management shareholder and to settle certain outstanding vested stock option awards totaling in the aggregate $8.4 million in 2008. The repurchase was included in Holdings’ consolidated balance sheet as treasury stock, and the transfer was reflected in Visant’s consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

Full Year 2007

In 2007, operating activities generated cash of $159.3 million, compared to $162.6 million from operating activities for 2006. Included in cash flows from operating activities was cash used by discontinued operations of $5.1 million for 2007 and cash provided by discontinued operations of $35.4 million for 2006. Consequently, the cash provided by continuing operations was $164.4 and $127.3 million for 2007 and 2006, respectively. The $37.2 million increase in cash provided from continuing operations was attributable to higher earnings and lower overall working capital levels in 2007 compared to 2006.

Net cash provided by investing activities for 2007 was $280.6 million compared to cash used in investing activities of $52.6 million for 2006. The $333.2 million increase mainly related to the sale of the Von Hoffmann businesses, which generated proceeds of approximately $401.8 million during 2007, compared to proceeds generated from the sale of the Jostens Photography businesses of $64.1 million in 2006. Capital expenditures related to purchases of property, plant and equipment for 2007 and 2006 were $56.4 million and $51.9 million, respectively. During 2007 and 2006, the Company acquired businesses, net of cash, totaling approximately $58.3 million and $55.8 million, respectively. Included in the cash flows from investing activities was cash provided by discontinued operations of $396.1 million and $45.0 million for 2007 and 2006, respectively. Cash used by investing activities of continuing operations for 2007 and 2006 was $115.4 million and $97.6 million, respectively.

Net cash used in financing activities for 2007 was $400.0 million compared to $111.9 million for 2006. The $288.1 million increase primarily related to the Company’s additional voluntary prepayment in the second quarter of 2007 of $400 million on its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its Term Loan C facility through mid-2011. During 2006, financing activities primarily consisted of proceeds from the issuance by Holdings of $350.0 million of senior notes with $9.5 million used for debt financing costs related to the notes and a distribution to Holdings’ stockholders of $340.7 million as well as a voluntary prepayment of $100 million on the Company’s term loans under its senior credit facilities.

During 2007 and 2006, Visant transferred approximately $18.6 million and $20.2 million, respectively, of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments on its $350 million 8.75% senior notes due 2013. This transfer was reflected in Visant’s consolidated balance sheet as a return of capital and presented in the consolidated statement of cash flows as a distribution to stockholder. These amounts eliminate in consolidation and have no impact on Holdings’ consolidated financial statements.

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations for future payments as of January 3, 2009:

	Payments due by calendar year
In thousands	Total	2009	2010	2011	2012	2013	Thereafter
7 5/8% senior subordinated notes	$500,000	$—	$—	$—	$500,000	$—	$—
10 1/4% senior discount notes	247,200	—	—	—	—	247,200	—
8 3/4% senior notes	350,000	—	—	—	—	350,000	—
Term loans	316,500	—	—	316,500	—	—	—
Operating leases	28,493	7,062	5,319	5,153	4,931	2,691	3,337
Precious metals forward contracts	14,734	14,734	—	—	—	—	—
Minimum royalties	2,080	875	750	455	—	—	—
Pension and other postretirement cash requirements	189,868	15,112	15,875	16,758	17,516	18,608	105,999
Interest expense (1)	455,553	101,834	101,834	101,834	94,088	55,963	—
Management agreements (2)	21,919	3,402	3,504	3,609	3,717	3,829	3,858
Contractual capital equipment purchases	17,779	17,741	14	11	10	3	—
Note payable related to VSI acquisition	1,000	1,000	—	—	—	—	—
Repurchase of common shares and note payable to former employees	1,074	738	—	—	—	336	—
Consulting contract	2,686	937	1,437	312	—	—	—

Total contractual cash obligations (3)	$2,148,886	$163,435	$128,733	$444,632	$620,262	$678,630	$113,194

(1)	Projected interest expense related to the variable rate term loans is based on market rates as of the end of 2008.
(2)	In October 2004, we entered into a management agreement with KKR and DLJMBP III to provide management and advisory services to us. We agreed to pay an annual fee of $3.0 million, effective October 2004, subject to 3% annual increases. Since the agreement does not have an expiration date, the obligation as presented above only reflects one additional year of management fees beyond 2013.
(3)	The Company’s gross unrecognized tax benefit obligation at January 3, 2009 was $13.7 million. It is not presently possible to estimate the years in which part or all of the balance would result in a cash disbursement. Also outstanding as of January 3, 2009 was $14.0 million in the form of letters of credit and $137.0 million of short term borrowings against the domestic revolving line of credit.

Liquidity

We use cash generated from operations primarily for debt service obligations, capital expenditures and to fund other working capital requirements. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on hand and, if consummated, future refinancings of our debt. Based upon the current level of operations, we anticipate that cash flow from operations, available cash and cash equivalents are adequate to meet our liquidity needs for the next twelve months.

We have substantial debt service requirements. As of January 3, 2009, we had total indebtedness of $1,550.7 million (exclusive of letters of credit outstanding) and cash and cash equivalents of $118.3 million. Our principal sources of liquidity are cash flow from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $99.0 million available under Visant’s $250.0 million revolving credit facilities as of January 3, 2009. As of January 3, 2009, Visant had $316.5 million outstanding under the Term C Loan facility, $500.0 million outstanding under the Visant senior subordinated notes, $350.0 million outstanding under the Holdings senior notes, $247.2 million outstanding under the Holdings discount notes, $137.0 million outstanding under its domestic revolving credit facility and an additional $14.0 million outstanding in the form of standby letters of credit under its secured credit facilities. Our revolving credit facilities mature in accordance with their terms on October 4, 2009. We continue to monitor the markets to assess if there are practical and cost effective solutions to refinance the revolving credit facilities’ capacity or whether we will manage our liquidity needs through cash flow operations, available cash on hand and cash equivalents.

Our ability to refinance our debt or undertake alternative financing plans, including with respect to our revolving credit facilities, will depend on the credit markets and our financial condition at the time of such refinancing or other undertaking. The extent of any impact of recent credit market conditions on our ability to refinance our debt or undertake alternative financing plans will depend on several factors, including our operating cash flows, the duration of tight credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions. Any refinancing of our debt could be on less favorable terms, including being subject to higher interest rates. In addition, the terms of existing or future debt instruments, including the Visant senior secured credit facilities, the indentures governing the Holdings senior notes and senior discount notes and the indenture governing the Visant senior subordinated notes, may restrict certain of our alternatives.

We may decide to raise additional funds through debt or equity financings. The possibility of consummating any such financing will be subject to conditions in the capital markets. Furthermore, to the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms, particularly as a result of constrained capital and credit markets.

Visant’s senior secured credit facilities were originally comprised of a $150 million senior secured Term Loan A facility with a six-year maturity, an $870 million senior secured Term C loan facility with a seven-year maturity and $250 million senior secured revolving credit facilities with a five-year maturity. In 2007, Visant prepaid $400.0 million of scheduled payments under the term loan facilities with the proceeds generated from the sale of the Von Hoffmann businesses. With these pre-payments, the outstanding balance under the Term C Loan facility was reduced to $316.5 million. Amounts borrowed under the term loan facilities that were repaid or prepaid may not be reborrowed. Visant’s senior secured credit facilities allow us, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300 million, which additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities. Additionally, restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility.

Borrowings under the senior secured credit facilities currently bear interest at Visant’s option at either (1) adjusted LIBOR plus 1.75% per annum for the U.S. dollar denominated loans under the revolving credit facilities and LIBOR plus 2.00% per annum for the Term C Loan facility or (2) the alternate base rate plus 1.75% for U.S. dollar denominated loans under the revolving credit facilities and base rate plus 1.00% for the Term C Loan facility (or, in the case of Canadian dollar denominated loans under the revolving credit facilities, the bankers’ acceptance discount rate plus 1.75% or the Canadian prime rate plus 0.75% per annum) and are subject to adjustment based on a pricing grid.

The senior secured credit facilities require Visant to meet a maximum total leverage ratio and a minimum interest coverage ratio and impose a maximum capital expenditures limitation. In addition, the senior secured credit facilities contain certain restrictive covenants which, among other things, limit Visant’s ability to create liens, incur additional indebtedness, pay dividends or make other equity distributions, repurchase or redeem capital stock, prepay subordinated debt, make investments, merge or consolidate, change Visant’s business, amend the terms of subordinated debt and engage in certain other activities customarily restricted in such agreements. The senior secured credit facilities also contain certain customary events of default, subject to grace periods, as appropriate.

On October 4, 2004, Visant issued $500.0 million in principal amount of 7.625% senior subordinated notes (the “Visant notes”) due October 1, 2012. The Visant notes are not collateralized and are subordinated in right of payment to the senior secured credit facilities. The senior secured credit facilities and the Visant notes are guaranteed by Visant’s restricted domestic subsidiaries. Cash interest on the Visant notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2005, at a rate of 7.625%. The Visant notes may be redeemed at the option of Visant on or after October 1, 2008 at prices ranging from 103.813% of principal to 100% in 2010 and thereafter.

On December 2, 2003, Visant Holdings issued $247.2 million in principal amount at maturity of 10.25% senior discount notes (the “Holdings discount notes”) due December 1, 2013 for gross proceeds of $150 million. The Holdings discount notes are not collateralized, are structurally subordinate in right of payment to all debt and other liabilities of our subsidiaries and are not guaranteed. Cash interest began accruing on the Holdings discount notes in December 2008, and thereafter cash interest accrues at a rate of 10.25% per annum and is payable semi-annually in arrears, commencing June 1, 2009. Prior to December 2008, interest accreted on the Holdings discount notes in the form of an increase in the principal amount of the notes. As discussed in Note 14, Income Taxes, interest on the Holdings discount notes is not deductible for income tax purposes until it is paid.

At the end of the first quarter of 2006, Holdings issued $350.0 million of 8.75% Senior Notes due 2013 (the “Holdings senior notes”), with settlement on April 4, 2006. The Holdings senior notes are unsecured and are subordinated in right of payment to all of Holdings’ existing and future secured indebtedness and indebtedness of its subsidiaries, and senior in right of payment to all of Holdings’ existing and future subordinated indebtedness. Cash interest on the Holdings senior notes accrues and is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2006, at a rate of 8.75%. The Holdings senior notes may be redeemed at the option of Holdings on or after December 1, 2008, in whole or in part, in cash at prices ranging from 106.563% of principal in 2008 to 100.0% of principal in 2011 and thereafter.

The indentures governing the Visant notes, the Holdings discount notes and the Holdings senior notes also contain numerous covenants including, among other things, restrictions on our ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; engage in transactions with affiliates; and create liens.

As of January 3, 2009, the Company was in compliance with all covenants under its material debt obligations.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time redeem or repurchase debt securities issued by Holdings or Visant, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise. No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

Off-Balance Sheet Arrangements

Precious Metals Consignment Arrangement

We have a precious metals consignment agreement with a major financial institution whereby we currently have the ability to obtain up to the lesser of a certain specified quantity of precious metals or $32.5 million in dollar value in consigned inventory. As required by the terms of the agreement, we do not take title to consigned inventory until payment. Accordingly, we do not include the value of consigned inventory or the corresponding liability in our financial statements. The value of consigned inventory at January 3, 2009 and December 29, 2007 was $22.2 million and $26.9 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, we incurred expenses for consignment fees related to this agreement of $0.6 million for 2008, $0.5 million for 2007 and $0.6 million for 2006. The obligations under the consignment agreement are guaranteed by Visant.

Other than our precious metals consignment arrangement and general operating leases, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires: the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2007. The Company adopted the balance sheet recognition provisions of SFAS No. 158 as of December 29, 2007, which resulted in an increase to prepaid pension assets of $64.6 million, an increase to total liabilities of $32.2 million and an increase to stockholders’ equity of $32.4 million, net of taxes. SFAS No. 158 also requires plan assets and benefit obligations to be measured as of the balance sheet of the Company’s fiscal year-end. The Company has historically used a September 30th measurement date. Accordingly, as of the end of our 2008 fiscal year, we changed the measurement date for our annual pension and postretirement benefits expense and all plan assets and liabilities from September 30th to our year-end balance sheet date. As a result of this change in measurement date, we recorded an after-tax $0.7 million increase to ended accumulated deficit, net of tax.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in SFAS No. 157. The FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, FSP No. FAS 157-2 and FSP No. FAS 157-3. FSP No. FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis. The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. The Company does not expect this standard to have a material impact, if any, on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective as of the beginning of the Company’s 2008 fiscal year. The Company has adopted SFAS No. 159 and has elected not to apply the fair value option to any financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things: impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008. The Company does not expect SFAS No. 141 (R) to have a material impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for the Company’s 2009 fiscal year. The Company does not expect this standard to have a material impact, if any, on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect this standard to have a material impact, if any, on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 requires certain additional disclosures for the Company’s 2008 fiscal year and the application to useful life estimates prospectively for intangible assets acquired after December 15, 2008. The Company does not expect FSP FAS 142-3 to have a material impact, if any, on its financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pension and Other Postretirement Benefits, and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect FSP FAS 132(R)-1 to have a material impact, if any, on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with changes in interest rates, foreign currency exchange rates and commodity prices. To reduce any one of these risks, we may at times use financial instruments. All hedging transactions are authorized and executed under clearly defined company policies and procedures, which prohibit the use of financial instruments for trading purposes.

Interest Rate Risk

We are subject to market risk associated with changes in LIBOR and other variable interest rates in connection with our senior secured credit facilities. If the short-term interest rates or the LIBOR averaged 10% more or less, interest expense would have changed by $2.5 million for 2008, $3.9 million for 2007 and $6.0 million for 2006.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates of the currencies in the countries in which we do business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. operations, fluctuations in such rates may affect the translation of these results into our consolidated financial statements. We have foreign operations primarily in Canada and Europe, where substantially all transactions are denominated in Canadian dollars and Euros, respectively. From time to time, Jostens enters into forward foreign currency exchange contracts to hedge certain purchases of inventory denominated in foreign currencies. We may also periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of these hedging activities is to minimize the impact of foreign currency fluctuations on our results of operations and cash flows. We consider our market risk in such activities to be immaterial.

Commodity Price Risk

We are subject to market risk associated with changes in the price of precious metals. To mitigate our commodity price risk, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on open precious metal forward purchase contracts. We consider our market risk associated with these contracts as of the end of 2008 and 2007 to be immaterial. Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase in fair value over our aggregate forward contract commitment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. In addition, during the quarter ended January 3, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of January 3, 2009. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER	INFORMATION

None.

PART III

Information required by Items 10 through 13 with respect to Visant has been omitted pursuant to General Instruction I of Form 10-K. Information required by Items 10 through 13 with respect to Holdings is described below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business backgrounds of our executive officers and the directors of Holdings as of March 16, 2009.

Name	Age	Position
Marc L. Reisch	53	Chairman, President and Chief Executive Officer, Holdings and Visant
Marie D. Hlavaty	45	Vice President, General Counsel and Secretary, Holdings and Visant
Paul B. Carousso	39	Vice President, Finance, Holdings and Visant
Timothy M. Larson	35	President and Chief Executive Officer, Jostens Group
David F. Burgstahler	40	Director, Holdings and Visant
George M.C. Fisher	68	Director, Holdings and Visant
Alexander Navab	43	Director, Holdings and Visant
Tagar C. Olson	31	Director, Holdings and Visant
Charles P. Pieper	62	Director, Holdings and Visant

Marc L. Reisch joined Holdings and Visant as Chairman, President and Chief Executive Officer upon the closing of the Transactions in October 2004. Mr. Reisch had been a director of Jostens since November 2003. Immediately prior to joining Holdings and Visant in October 2004, Mr. Reisch served as a Senior Advisor to KKR. Mr. Reisch has been the Chairman of the Board of Yellow Pages Income Fund since December 2002.

Marie D. Hlavaty served as an advisor to our businesses since August 2004 and joined Holdings and Visant as Vice President, General Counsel and Secretary upon the consummation of the Transactions in October 2004. Prior to joining Visant, Ms. Hlavaty was Of Counsel with the law firm of Latham & Watkins LLP.

Paul B. Carousso joined Holdings and Visant in October 2004 as Vice President, Finance. From April 2003 until October 2004, Mr. Carousso held the position of Executive Vice President, Chief Financial Officer, of Vestcom International, Inc., a digital printing company.

Timothy M. Larson started working with Jostens in 1992 as an intern and joined Jostens full-time in July 1996. He has held a variety of leadership positions at Jostens in general management, technology, e-business and marketing. Mr. Larson became senior vice president and general manager of Jostens’ Memory Book business in 2005. Mr. Larson was appointed President and Chief Executive Officer of Jostens in January 2008.

David F. Burgstahler is a Partner and Head of Healthcare at Avista Capital Partners, a leading private equity firm. Prior to joining Avista Capital Partners in 2005, Mr. Burgstahler was a Partner with DLJ Merchant Banking Partners, the private equity investment arm of CS. Mr. Burgstahler joined CS in 2000 when it merged with the investment bank Donaldson, Lufkin and Jenrette. Mr. Burgstahler joined Donaldson, Lufkin and Jenrette in 1995. Mr. Burgstahler also serves on the boards of Warner Chilcott Limited, WideOpenWest Holdings, Inc., BioReliance Corporation, Navilyst Medical, Inc., Lantheus Medical Imaging and ConvaTec.

George M.C. Fisher is currently a senior advisor to KKR. Mr. Fisher is also the former Chairman of PanAmSat Corporation. Mr. Fisher currently serves as a director of General Motors Corporation. Mr. Fisher served as Chairman of the Board of Eastman Kodak Company from December 1993 to December 2000 and was Chief Executive Officer from December 1993 to January 2000. Before joining Kodak, Mr. Fisher was Chairman of the Board and Chief Executive Officer of Motorola, Inc. Mr. Fisher is a past member of the boards of AT&T, American Express Company, Comcast Corporation, Delta Air Lines, Inc., Eli Lilly and Company, Hughes Electronics Corporation, Minnesota Mining & Manufacturing, Brown University and The National Urban League, Inc. He was a member of The Business Council and is an elected fellow of the American Academy of Arts & Sciences. Mr. Fisher was also an appointed member of the President’s Advisory Council for Trade Policy and Negotiations from 1993 through 2002.

Alexander Navab is a Member of KKR. He joined KKR in 1993 and he currently co-heads KKR’s North American private equity business and leads the Media/Communications industry Team in the U.S. Mr. Navab serves on the Investment Committee, as well as the Other Business Committee, of KKR. Prior to joining KKR, Mr. Navab was with James D. Wolfensohn Incorporated, where he was involved in merger and acquisition transactions as well as corporate finance advisory work. From 1987 to 1989, he was with Goldman, Sachs & Co. in the Investment Banking division. Mr. Navab is also a director of The Nielsen Company (formerly VNU Group BV).

Tagar C. Olson is an Executive at KKR. Prior to joining KKR in 2002, Mr. Olson was with Evercore Partners Inc. since 1999, where he was involved in a number of private equity transactions and mergers and acquisitions. Mr. Olson is also a director of Capmark Financial Group Inc., Masonite International Inc. and First Data Corporation.

Charles P. Pieper is Vice Chairman of Alternative Investments (AI) in the Asset Management division and Operating Partner of CS. He is responsible for AI Global Joint Ventures, serves as an Operating Partner of DLJMBP and heads the AI Business Development Task Force. Prior to joining CS in 2004, Mr. Pieper held senior operating positions in both private industry and private equity, including being President and Chief Executive Officer of several General Electric Company businesses. He was self-employed from January 2003 to April 2004 as the head of Charles Pieper and Associates, an investment and advisory firm, and from March 1997 to December 2002, Mr. Pieper was Operating Partner of Clayton, Dubilier and Rice, a private equity investment firm. He also currently serves as a director of Glacier G.P. (the holding company of Grohe AG), China Renaissance Capital Investment and Global Infrastructure Partners.

Our Board of Directors

Our Board of Directors is currently comprised of six members. Each of the existing directors was appointed upon the consummation of the Transactions in October 2004, other than Mr. Fisher, who was appointed in November 2005. Under the Stockholders Agreement entered into in connection with the Transactions, KKR and DLJMBP III each has the right to designate four of Holdings’ directors (currently three KKR and two DLJMBP III designees serve on our board), and our Chief Executive Officer and President, Marc Reisch, is Chairman. Our Board of Directors currently has three standing committees—an Audit Committee, a Compensation Committee and an Executive Committee. We expect the chairmanship of each of the Audit Committee and the Compensation Committee to rotate annually between a director designated by KKR and a director designated by DLJMBP III consistent with the terms of the Stockholders Agreement.

Audit Committee

The primary duties of the Audit Committee include assisting the Board of Directors in its oversight of: (1) the integrity of the Company’s financial statements and financial reporting process; (2) the integrity of the Company’s internal controls regarding finance, accounting and legal compliance; and (3) the independence and performance of the Company’s independent auditor and internal audit function. The Audit Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q and our earnings releases before they are issued. The Audit Committee has sole authority to engage, evaluate and replace the independent auditor. The Audit Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Audit Committee meets regularly with our management, independent auditors and internal auditors to discuss our internal controls and financial reporting process and also meets regularly with the Company’s independent auditors and internal auditors in private.

The current members of the Audit Committee are Messrs. Burgstahler (Chairman) and Olson. The Board of Directors has determined that both of the current members qualify as an “audit committee financial expert” through their relevant work experience as described above. Mr. Burgstahler is a Partner of Avista Capital Partners and Mr. Olson is an Executive with KKR. Neither of the members of the Audit Committee is considered “independent” as defined under the federal securities law.

Compensation Committee

The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation practices and policies for the Company’s executive officers and other key employees, as the Committee may determine, to ensure that management’s interests are aligned with the interest of the Company’s equity holders. The Committee also reviews and makes recommendations to the Board of Directors with respect to the Company’s employee benefits plans, compensation and equity based plans and compensation of directors. The current members of the Compensation Committee are Messrs. Navab (Chairman), Burgstahler, Olson and Pieper.

Executive Committee

The current members of the Executive Committee are Messrs. Reisch, Navab and Pieper.

Code of Ethics

We have a Code of Business Conduct and Ethics which was adopted to cover the entire Visant organization following the Transactions and which applies to all of our employees, including our Chief Executive Officer, Vice President, Finance and Corporate Controller, our Directors and independent sales representatives. We review our Code of Business Conduct and Ethics and amend it as necessary to be in compliance with current law. We require senior management employees and employees with a significant role in internal control over financial reporting to confirm compliance with the Code on an annual basis. Any changes to, or waiver (as defined under Item 5.05 of Form 8-K) from, our Code that applies to our Chief Executive Officer, Vice President, Finance or Corporate Controller will be posted on our website. A copy of the Code of Business Conduct and Ethics can be found on our website at http://www.visant.net.

Section 16(a) Beneficial Ownership Reporting Compliance

Executive officers and directors of Holdings are not subject to the reporting requirements of Section 16 of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis describes the material elements, policies and practices with respect to our principal executive officer, principal financial officer, and the other three most highly-compensated executive officers, which are collectively referred to as the named executive officers. This compensation discussion and analysis also describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers. This section should be read in conjunction with the tables and narrative discussion of our executive compensation program that follows this discussion.

We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive plan, long-term equity incentives in the form of stock options and restricted stock, other long term incentives, retirement and other benefits, perquisites, post-termination severance and acceleration of equity award vesting for named executive officers upon certain termination events and/or a change in control. Certain other post-termination benefits are provided to our Chief Executive Officer. Our retirement and other benefits include life, disability, medical, dental and vision insurance benefits, a qualified 401(k) savings plan and other defined benefit retirement benefits and our perquisites include reimbursement for certain medical expenses and automobile payments. Our philosophy is to provide a total compensation package at a level that is commensurate with our size and provides incentives and rewards for sustained performance and growth and retention of executive talent.

In the fall of 2008, John Van Horn’s duties changed such that he is no longer responsible for our Arcade and Lehigh Direct businesses and in connection with such transition, Mr. Van Horn ceased to be an executive officer of Visant. Mr. Van Horn currently serves in the role of President for our Visant Marketing Services business. We entered into a letter agreement with Mr. Van Horn outlining certain terms of his employment with us, which is described in “—Termination, Severance and Change of Control Arrangements—John Van Horn”.

Objectives of our Executive Compensation Program

Our compensation programs are designed to achieve the following objectives:

•	attract, motivate, retain and reward talented and dedicated executives whose knowledge, skill and performance are critical to our success and long-term growth;

•	provide our executive officers with both cash and equity incentives to further our interests and those of our stockholders;

•	provide cash and long-term incentive compensation that is competitive to comparable market positions based on revenue size;

•	align rewards to measurable performance metrics; and

•	compensate our executives to manage our business to meet our long-range objectives.

Compensation Process

Our Compensation Committee, which is comprised of four members of our Board of Directors, who serve at the pleasure of our Sponsors, reviews and approves all elements of compensation for our named executive officers. The Compensation Committee meets outside the presence of all of our executive officers, including the named executive officers, to consider appropriate compensation for our Chief Executive Officer, or CEO, Mr. Reisch. For all other named executive officers, the Committee meets outside the presence of all executive officers other than Mr. Reisch. Mr. Reisch annually reviews each other named executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee, other than with respect to his own compensation. The Compensation Committee has from time to time reviewed market and industry data in setting compensation and from time to time we have retained outside compensation consultants to benchmark certain of our executive positions to provide another measure of our existing compensation levels for executive positions within our company to companies with a comparative revenue base to ours. Positions were matched based on title and responsibilities of the position with comparable positions in the market based on similar company revenue size found within the published survey data of leading human resource organizations. We evaluated base salary and short- and long-term compensation information within the survey information. We may from time to time in the future have benchmarking performed to assist us and the Compensation Committee in setting executive compensation.

Base Salary

We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary in order to attract and retain an appropriate caliber of ability, experience and talent for the position, and to provide base compensation that is not subject to our performance risk. We establish the base salary for each executive officer based in part in consideration of competitive factors as well as individual factors, such as the individual’s scope of duties, performance and experience and, to a certain extent, the pay of others on the executive team. When establishing the base salary of any executive officer, we have also considered competitive market factors, business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive, the potential impact the individual may make on our company now and in the future. We generally review base salaries for our named executive officers on a 18-month or longer cycle, and increases take into consideration the foregoing factors, individual performance and expanded duties, as applicable.

Our Compensation Committee sets the salary of our CEO. In accordance with his employment agreement, his base salary will not be less than $850,000 during the term of his employment agreement and any renewal term, subject to increase at the sole discretion of our Board of Directors, which is required at least annually to review Mr. Reisch’s base salary. In 2007, Mr. Reisch’s base salary was increased from $850,000 to $950,000. The Compensation Committee approved an increase in base salary for Mr. Reisch in 2008 in the amount of $50,000, however, Mr. Reisch declined to accept the increase in base salary in 2008 or 2009 in light of market factors (this amount was included in setting Mr. Reisch’s target opportunity under the annual cash incentive plan as described below).

We entered into an employment agreement with Timothy M. Larson effective as of January 7, 2008. Under the terms of the employment agreement, Mr. Larson’s base salary was set at $650,000, subject to increase at the sole discretion of the Board of Directors, which is required at least annually, after June 2009, to review Mr. Larson’s base salary.

The Compensation Committee approved increases in the annual base salary, effective as of April 1, 2008, for Mr. Carousso, from $265,000 to $280,000, and Ms. Hlavaty, from $330,000 to $380,000. In light of market factors none of the executive officers are anticipated to receive increases in annual base salary during 2009.

Annual Performance-Based Cash Incentive Compensation

General. We provide the opportunity for our named executive officers and other key employees to earn an annual cash incentive award in order to further align our executives’ compensation opportunity with our annual business and financial goals and the growth objectives of our stockholders and to motivate our executives’ annual performance. Our annual cash incentives generally link the compensation of participants directly to the accomplishment of specific business metrics, primarily the achievement of EBITDA targets, which are important indicators of increased stockholder value and reflect our emphasis on financial performance and stockholder return. The Compensation Committee may also consider market and other competitive conditions, extraordinary achievements and contributions to strategic and operating initiatives in establishing annual incentive awards.

Under the annual incentive plans, the Compensation Committee may also consider adjustments to performance goals. These adjustments may reflect all or a portion of both the positive or negative effect of external non-recurring events that are outside the reasonable control of our executives, including, without limitation, regulatory changes in accounting or taxation standards. These adjustments may also reflect all or a portion of both the positive or negative effect of unusual or extraordinary transactions that are within the control of our executives but that are undertaken with an expectation of improving our long-term financial performance or growth, such as consolidation activities, restructurings, acquisitions or divestitures.

Consolidated and business unit budgets and business plans which contain annual financial and strategic objectives are developed each year by management and reviewed by the Board of Directors, which institutes such changes that are deemed appropriate by the Board of Directors. The budgets and business plans set the basis for the annual incentive plan targets and stretch measures. The annual incentive compensation plan targets and other material terms by business unit are presented to the Compensation Committee for review and approval with such modifications deemed appropriate by the Compensation Committee. The specific financial targets, business plan and other initiatives set for our named executive officers are not disclosed because we believe disclosure of this information would cause our company competitive harm. The targets are intended to be challenging but achievable. Because these targets are tied to our business plan, it is expected that they will be achieved when they are set at the beginning of the fiscal year. However, there is risk that payments will not be made at all or will be made at less than 100%. This uncertainty ensures that any payments under the plan are truly performance-based.

Annual cash award opportunity for the executive officers is expressed as a percentage of qualifying base salary, with an established percentage for payout based on meeting a target, and enhanced opportunity if certain stretch targets are met. For the 2008 fiscal year, annual cash incentive opportunities for the named executive officers at target are summarized below:

	Target Annual Cash Incentive Award Opportunity
	% of Salary	Amount
Marc L. Reisch	100%	$1,000,000
Paul B. Carousso	55%	$151,938
Marie D. Hlavaty	55%	$202,125
Timothy M. Larson	85%	$552,500
John Van Horn	50%	$200,000

Annual incentive compensation plan awards for our named executive officers and other executives are determined annually following the completion of the annual audit, based on our performance against the approved annual incentive compensation plan targets, subject to the exercise of discretion by the Compensation Committee as discussed in this section. The annual incentive compensation plan award amounts of all executive officers, including the named executive officers, must be reviewed and approved by the Compensation Committee. Approved payments under the annual incentive plans are made not later than March 15th of the year following the fiscal year during which performance is measured.

2008 Annual Incentive Compensation Plan Awards. Substantially all of the 2008 annual incentive plan payments to the CEO and the other named executive officers were based on the achievement of consolidated or business unit targets. In determining payments to be made in respect of 2008, the Compensation Committee took into account the market environment and economic factors that challenged the achievement of our financial plan for 2008 particularly in respect of the impact on customer demand. The Committee also considered the significant proactive efforts taken by management during 2008 to reduce operating costs through a series of consolidation and administrative measures which positively contributed to the achievement of our financial results in 2008 and which are expected to have significant incremental benefit in 2009.

For 2009, to assess incentive compensation awards, we plan to use performance metrics based on our current year financial performance and business plan as well as the accomplishment of strategic and operating initiatives that are expected to contribute to cost containment and drive long-term growth despite anticipated continuing challenged market conditions. In addition, the Compensation Committee will continue to consider market and other competitive conditions, extraordinary achievement and contributions that impact the growth of our business and appreciation of stockholder value in establishing annual incentive awards.

Other. Our Compensation Committee reserves the right to grant discretionary bonuses from time to time based on individual contribution to extraordinary transactions which result in measurable and appreciable return for us and our stockholders.

Equity-Based Incentives

General. We offer incentive opportunities to our executives to promote long-term performance and tenure, through grants of stock options and restricted stock. Other types of long-term equity incentive compensation based on the appreciation of the Class A Common Stock may be considered in the future. Our equity incentive plans and arrangements are designed to:

•

promote our long-term financial interests and growth by attracting and retaining management with the training, experience and ability to enable them to make a substantial contribution to the success of our business;

•	motivate management by means of growth-related incentives to achieve long-range goals; and

•	further the alignment of interests of participants with those of our stockholders through stock-based opportunities.

Our Compensation Committee serves as the administrator of our equity incentive plans and arrangements, with the power and authority to administer, construe and interpret the equity plans, to make rules for carrying out the plans and to make changes in such rules, subject to such interpretations, rules and administration being consistent with the basic purpose of the plans. Subject to the general parameters of the plans, the Compensation Committee has the discretion to fix the terms and conditions of the grants. Equity awards are granted based on the fair market value of our Class A Common Stock as determined by the Compensation Committee after evaluation of a fair market valuation conducted by an independent third party expert on a periodic basis.

Our named executive officers each made a personal investment in purchasing shares of the Class A Common Stock of Holdings in connection with the Transactions with his or her own personal funds. In turn, the number of Class A Common Stock options granted was based on a multiple of the respective level of individual investment. In consideration of his services in consummating the Transactions and in connection with entering into an employment agreement with the Company, Mr. Reisch also received at the consummation of the Transactions a grant of restricted stock as a further long-term incentive opportunity. No additional equity has been awarded to the named executive officers since their original investments, other than as follows:

Mr. Van Horn was granted 3,000 shares of restricted Class A Common Stock in December 2006, all of which vested on January 15, 2009, in order to recognize and incentivize Mr. Van Horn’s continued tenure, commitment and performance for us. Mr. Van Horn had not received options at the time of the Transactions in light of what was anticipated at such time to be a more limited period of employment with us.

Mr. Carousso and Ms. Hlavaty were granted 600 and 1,000 shares, respectively, of restricted Class A Common Stock in 2008 which shares will vest as of January 15, 2010, subject to the individual’s continued employment to such date (subject to accelerated vesting in the event of the executive’s termination without cause or for good reason, upon a change in control of us or upon the executive’s disability or death), in order to recognize the accomplishment of Mr. Carousso and Ms. Hlavaty (in particular the consummation of the sale of the Von Hoffmann businesses in 2007) and to incentivize each individual’s continued tenure, commitment and performance for us.

The Compensation Committee reserves the right to issue additional equity in the form of options, restricted stock or units or phantom equity to the named executive officers upon the recommendation of Mr. Reisch or the Board of Directors in consideration of performance and for the purpose of assuring retention of executive talent aligned with the long-term growth of the Company and, in the case of equity, subject to shares remaining available for grant under the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holdings Corp. and Subsidiaries (the “2004 Plan”). See “—Equity-based Compensation”.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. However, to the extent that additional grants have been or will be made by us to other members of management, we intend to limit grants to twice per year. We also have and may from time to time issue equity to new members of management, including those who come into our employment in connection with the consummation of acquisitions by us. For compensation decisions regarding the grant of equity compensation, our Compensation Committee typically considers the recommendations from our CEO, taking into consideration the potential impact and contributions of the individual, retention considerations and the level of equity of members of management at a similar level.

Stock Options. Stock option awards provide our executive officers with the right to purchase shares of our Class A Common Stock at a fixed exercise price for a period of up to ten years from the option grant date under the 2004 Plan and may be either “time-based” or “performance-based.” Time based options vest on the passage of time and an executive’s continued tenure with us. Performance based options vest on the achievement of annual EBITDA targets and on an executive’s continued tenure with us. The purpose of the performance-based grant is to align management and stockholder interests as measured by EBITDA performance. Options are subject to certain change of control and post-termination of employment vesting and expiration provisions. Mr. Reisch (who also served as a director of Jostens prior to the Transactions) also holds options under the 2003 Stock Incentive Plan (the “2003 Plan”). See “—Equity-based Compensation” for a discussion of the change in control and other provisions related to stock options under the 2004 Plan and the 2003 Plan.

Restricted Stock. We also use restricted Class A Common Stock in our long-term equity incentive program as part of our management incentive, development, succession, and retention planning process. Of our named executive officers, Messrs. Reisch, Van Horn and Carousso and Ms. Hlavaty have been granted restricted stock. The restricted stock is generally subject to the same rights and restrictions set forth in the management stockholders’ agreement and sale participation agreement described under “—Equity-based Compensation”, provided that Messrs. Reisch’s and Van Horn’s restricted stock is currently 100% vested and nonforfeitable even in the case of termination of employment.

Other Long-Term Incentive Awards

During 2008 we implemented long-term incentive arrangements with certain key employees, including each of Messrs. Reisch, Larson and Carousso and Ms. Hlavaty (the “LTIP”). Under these arrangements the named executive officer is granted a target award of units which vest on the basis of performance and no units will vest unless we (or Jostens, in the case of Mr. Larson) achieve a minimum threshold of a trailing twelve months’ EBITDA target measured as of the last day of our fiscal quarter ended closest to June 30, 2010, and subject to the executive’s continued employment through such measurement date. The units vest as follows:

EBITDA Target	Below Threshold	Threshold	Target	Maximum
Percentage of target award units vesting	0%	50%	100%	200%

If the threshold EBITDA target is not achieved or the executive resigns or suffers a separation of employment prior to the measurement date other than in connection with a change in control of us, the award granted to the executive is forfeited without payment.

Subject to these vesting conditions, the award is settled in cash, payable in a lump sum as soon as practicable following the measurement date and in any event not later than December 31, 2010, in an amount equal to the fair market value of one share of the Class A Common Stock as of the vesting date multiplied by the number of units in which the executive vests based on the achievement of the performance targets.

In the case of a termination without cause or for good reason or due to a permanent disability or death within twelve (12) months following a change in control, the executive shall vest in a number of units equal to 100% of the target award units and the lump sum cash payment in respect of the units will be made based on the fair market value of the stock as of such date, payable as soon as practicable but in any event not later than March 14th of the calendar year following the calendar year in which the termination occurs. The terms “change in control”, “cause” and “good reason” are defined in the LTIP agreements.

Mr. Reisch was granted a target award of 10,000 units; Mr. Larson was granted a target award of 4,550 units; Mr. Carousso was granted a target award of 2,000 units, and Ms. Hlavaty was granted a target award of 2,500 units. Mr. Larson was also granted a target award of 1,950 units, which will vest solely based on his continued employment through the last day of the fiscal quarter ended closest to June 30, 2010 and without regard to whether or not Jostens achieves any specified EBITDA target (subject to accelerated vesting of the target award if Mr. Larson suffers a termination of employment without cause or for good reason or due to permanent disability or death within twelve months following a change in control).

The LTIP arrangements were structured with the primary purposes of incentivizing executive management to remain employed by the Company and focused on achieving a high level of performance over the longer term. Furthermore, the performance-based incentive provides alignment between executive management and our stockholders through awards that vest based on compounded growth and a calculation of the award cash payment based on the per share price of the Class A Common Stock. With most of the equity based incentives that were previously awarded to the named executive officers being subject to full vesting by the end of our fiscal year 2009, the LTIP arrangements provide continuity in executive incentive to assure executive tenure, performance and executive compensation tied to performance. See “—Equity-based Incentive Plan” for a discussion of the change in control and other provisions related to such long-term incentive unit awards.

Pension Benefits

Each of our named executive officers currently participates in the Jostens tax qualified pension plan C (which by merger includes those participants who used to participate in pension plan D) and a non-qualified supplemental pension plan to compensate for Internal Revenue Service limitations. These benefits are provided as part of the regular retirement program available to eligible employees. We also maintain individual non-contributory, non-qualified, unfunded supplemental retirement plans (“SERPs”) for certain named executive officer participants. Mr. Reisch is entitled to a retirement benefit under the terms of his employment agreement and any payment thereunder is net of benefits to which he would otherwise be entitled under any other qualified or non-qualified defined benefit retirement plans. For more detailed information, see the narrative accompanying the “Pension Benefits” table.

Employment Agreement and Change in Control Provisions

Employment Agreements with Marc L. Reisch and Timothy M. Larson. Except with respect to our CEO, Marc L. Reisch, and Mr. Timothy Larson, the Chief Executive Officer of Jostens, we do not have any employment agreements with any of our named executive officers. It is generally not our philosophy or practice to enter into employment agreements with our executives. Absent exigent competitive factors, we believe that our short- and long-term compensation practices and opportunities are competitively attractive and favorably motivate our executives towards performance and continuity of service.

In October 2004, we entered into an employment agreement with Mr. Reisch with an initial term extending to December 31, 2009 and automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party. We are highly dependent on the efforts, relationships and skills of Mr. Reisch, a long-tenured industry executive and, accordingly, we entered into this agreement with Mr. Reisch to help ensure Mr. Reisch’s availability to us. In January 2008, we entered into an employment agreement with Mr. Larson with an initial term extending to January 7, 2013 and automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party. Mr. Larson has been instrumental to the success and growth of Jostens and, accordingly, we entered into the employment agreement in 2008 in connection with his promotion to the position of Chief Executive officer of Jostens to help ensure Mr. Larson’s availability to us. The terms of the employment agreements with Messrs. Reisch and Larson provide for certain post-termination payments and benefits to Mr. Reisch and Mr. Larson, respectively, which are described and quantified in the section entitled “—Termination, Severance and Change of Control Arrangements”. We provided these arrangements under the respective agreements to attract and retain each of Messrs. Reisch and

Larson and believe that these post-termination payments and benefits are competitively reasonable and reflective of Mr. Reisch’s and Mr. Larson’s respective value and performance to us. The employment agreements are further described in the section entitled “—Employment Agreements and Arrangements”.

Change in Control Agreements. In 2007, Holdings and the Company entered into a change in control severance agreement with each of Paul Carousso, Vice President, Finance, and Marie Hlavaty, Vice President, General Counsel. The change in control agreements are effective for an initial term extending to December 31, 2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement, provided that the change in control agreements shall remain in effect for a period of two years following a change in control (as defined in the agreements) occurring during the term of the agreements. The agreements allow for certain payments and benefits upon a change in control as described in “—Termination, Severance and Change of Control Arrangements—Arrangements with Paul B. Carousso and Marie D. Hlavaty”. We provided these arrangements to assure the retention of these officers and in the absence of any other contractual severance arrangements. We believe that the post-termination payments and benefits are competitively reasonable and reflective of Mr. Carousso’s and Ms. Hlavaty’s value and performance to us.

Change in Control under Long-Term Incentive Plans and Awards. Under the 2003 Plan and the 2004 Plan, upon the occurrence of a “change in control” of us, the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain performance measures have been achieved.

The LTIP awards granted in 2008 provide that if we consummate a change in control and during the twelve month period following the consummation of such change in control the employment of the executive is terminated by us without cause, by the executive with good reason or due to disability or death (a so-called “double trigger” arrangement), the executive (or his/her estate) will vest in and be entitled to payment based on a number of units equal to the target award.

Our LTIP and equity-based incentive plans and awards are discussed in “—Equity-based Compensation” and “—Equity-based Incentive Plan” and change in control payments under the plans and awards are discussed and quantified in “—Termination, Severance and Change of Control Arrangements”.

Executive Benefits

We provide the opportunity for our named executive officers and other executives to receive certain general health and welfare benefits on terms consistent with other eligible employees. We also offer participation in our defined contribution 401(k) plan with a company match on terms consistent with other eligible employees. We provide certain perquisites to the named executive officers, including car allowance, medical stipend to apply to reimburse medical expenses, periodic physicals and extended coverage under long-term disability insurance, and in the case of certain of the named executive officers, financial planning, a health club stipend and availability of our aircraft for occasional personal use (subject to reimbursement for incremental cost for such use). We provide these benefits to offer additional incentives for our executives and to remain competitive in the general marketplace for executive talent.

Stock Ownership Guidelines

The Compensation Committee has not implemented stock ownership guidelines for our executive officers. Our stock is not publicly traded and is subject to agreements with the stockholders that limit a stockholder’s ability to transfer his or her equity for a period of time following grant.

Regulatory Considerations

We account for equity compensation paid to our employees under Statement of Financial Accounting Standards (“SFAS”) No. 123R, which we adopted effective January 1, 2006. SFAS No. 123R requires us to recognize compensation expense related to all equity awards based on the fair values of the awards at the grant date. Prior to our adoption of SFAS No. 123R, we used the minimum value method in our SFAS No. 123 pro forma disclosure and therefore applied the prospective transition method as of the effective date. Under the prospective transition method, we would recognize compensation expense for equity awards granted, modified and canceled subsequent to the date of adoption. As a result of the modification to stock options made in April 2006 in connection with the special dividend paid to all Class A common stockholders, all stock option awards previously accounted for under APB No. 25 are prospectively accounted for under SFAS No. 123R. Accordingly, no incremental compensation cost was recognized as a result of the modification. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for additional information.

The compensation cost to us of awarding equity is taken into account in considering awards under our equity or equity-based incentive programs. We have taken steps to structure and assure that our compensation programs and arrangements are in compliance with Section 409A of the Internal Revenue Code (the “Code”). Bonuses paid under our annual incentive plans are taxable at the time paid to our executives.

Tax Gross-Up

Mr. Reisch’s employment agreement provides for a tax gross-up payment in the event that any amounts or benefits due to him would be subject to excise taxes under Section 280G of the Code. For more detailed information on gross-ups for excise taxes payable to Mr. Reisch, see “—Termination, Severance and Change of Control Arrangements—Employment Agreement with Marc L. Reisch—Gross-Up Payments for Excise Taxes”.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee of the Board of Directors

Alexander Navab, Chairman

David F. Burgstahler

Tagar C. Olson

Charles P. Pieper

Compensation Committee Interlocks and Insider Participation

During 2008 and to the present, our Compensation Committee has been comprised of Messrs. Burgstahler, Navab, Olson and Pieper. Mr. Burgstahler served as Chairman of the Compensation Committee during 2008. Mr. Navab assumed the Chairmanship for 2009. For a description of the transactions between us and entities affiliated with members of the Compensation Committee, see the transactions described in “Certain Relationships and Related Transactions, and Director Independence”.

Summary Compensation Table

The following table presents compensation information for our fiscal year ended January 3, 2009, December 29, 2007 and December 30, 2006 paid to or accrued to the named executive officers.

Name and Principal Position	Year	Salary ($) (2)		Bonus ($)			Stock Awards ($) (4)		Unit Awards ($) (5)		Non-Equity Incentive Plan Compensation ($) (6)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (7)		All Other Compensation ($)			Total ($)
Marc L. Reisch	2008		$968,269		$—			$—		$—		$1,000,000		$323,838		$67,657	(8)		$2,359,764
Chairman, President and Chief Executive Officer, Holdings and Visant	2007 2006	$ $	950,000 850,000	$ $	— —		$ $	— —	$ $	— —	$ $	950,000 1,100,000	$ $	254,435 231,500	$ $	93,101 114,465	(8) (8)	$ $	2,247,536 2,295,965

Paul B. Carousso	2008		$281,635		$—			$47,484		$—		$170,000		$27,629		$25,276	(9)		$552,024
Vice President, Finance, Holdings and Visant	2007 2006	$ $	264,039 240,000	$ $	— —		$ $	— —	$ $	— —	$ $	125,000 165,000	$ $	19,060 18,870	$ $	26,043 22,000	(9) (9)	$ $	434,142 445,870

Marie D. Hlavaty	2008		$374,808		$—			$79,155		$—		$225,000		$63,177		$23,271	(10)		$765,411
Vice President, General Counsel, Holdings and Visant	2007 2006	$ $	330,000 325,673	$ $	— —		$ $	— —	$ $	— —	$ $	200,000 275,000	$ $	34,272 38,105	$ $	23,525 21,100	(10) (10)	$ $	587,797 659,878

Timothy M. Larson	2008		$662,500		$500,000	(3)		$—		$159,042		$830,000		$81,589		$43,977	(11)		$2,277,108
President and Chief Executive Officer, Jostens	2007 2006	$ $	450,000 354,231	$ $	500,000 600,000	(3) (3)	$ $	— —	$ $	— —	$ $	346,752 310,304	$ $	19,981 46,929	$ $	28,482 28,586	(11) (11)	$ $	1,345,215 1,340,050

John Van Horn	2008		$407,692		$—			$150,149		$—		$—		$31,953		$31,070	(12)		$620,864
Group President, Arcade/Lehigh Direct and President and Chief Executive Officer, Arcade (1)	2007 2006	$ $	400,000 370,000	$ $	— —		$ $	150,149 6,582	$ $	— —	$ $	— 250,000	$ $	51,753 61,158	$ $	26,193 25,700	(12) (12)	$ $	628,095 713,440

(1)	In the fall of 2008, John Van Horn’s duties changed such that he is no longer responsible for our Arcade and Lehigh Direct businesses and in connection with such transition, Mr. Van Horn ceased to be an executive officer of Visant. Mr. Van Horn currently serves in the role of President for our Visant Marketing Services business. Mr. Van Horn is included in the Summary Compensation Table under Item 402(a)(3)(iv) of Regulation S-K as he was one of the three most highly compensated executive officers during 2008 but was not serving as an executive officer at the end of fiscal year 2008.
(2)	Salary for fiscal year 2008 reflects a 53 week fiscal year.
(3)	Includes for each of 2006, 2007 and 2008, respectively: $600,000, $500,000 and $500,000 representing bonuses paid to Mr. Larson pursuant to a letter agreement entered into between Mr. Larson and us on October 2, 2006, prior to Mr. Larson becoming President and Chief Executive Officer of Jostens, providing for bonuses to Mr. Larson in consideration of his extraordinary efforts and achievement on behalf of Jostens.
(4)	The amount represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year computed in accordance with SFAS 123R. Please see Note 16, Stock-based Compensation, to our consolidated financial statements for a discussion of all assumptions used by us with respect to the valuation. The restricted stock awards were made under our 2004 Plan, which is described under “—Equity-based Compensation”.
(5)	Because any cash payment under the LTIP will be based on the per share value of the Class A Common Stock, compensation expense is recognized in accordance with SFAS 123R. The dollar amount shown represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year since the date of grant (and without regard to possible forfeiture) computed in accordance with SFAS 123R. The time-vested LTIP unit award represented by this dollar amount was granted in 2008. No dollar amounts are shown for performance-vested LTIP unit awards granted in 2008 as no amount has been accrued for financial statement reporting purposes given that achievement of the applicable performance targets are currently remote. The LTIP unit awards are described under “—Equity-based Incentive Plan”.
(6)	The amounts represent earnings under the annual incentive compensation plan.
(7)	Reflects the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our qualified, non-contributory pension plan, our unfunded supplemental ERISA excess retirement plan and an individual non-contributory unfunded supplemental retirement plan and, in the case of Mr. Reisch, the supplemental retirement benefit provided for under his employment agreement. Please refer to the narrative descriptions of our pension plans under the Pension Benefits table. We currently have no deferred compensation plans.
(8)	Includes for 2008: $35,685 of premiums under a life insurance policy which are paid by us under the terms of Mr. Reisch’s employment agreement (the proceeds under the policy are payable to beneficiaries designated by Mr. Reisch); $9,200 representing regular employer matching contributions to our 401(k) plan; $13,680 representing a car allowance; and approximately $9,092 representing executive medical expenses reimbursed by us, a health club stipend and cash credits under the group medical plan offered to any employee who participates in our health screenings or foregoes certain disability and life insurance benefits. We make available to Mr. Reisch the company aircraft for occasional personal use. In such cases, Mr. Reisch reimburses the Company for an amount equal to the Company’s incremental cost for such use. The calculation of the incremental cost for personal use of our company aircraft includes only variable costs incurred as a result of such flight activity. Incremental cost does not include fixed costs that are incurred regardless of Mr. Reisch’s use (for example aircraft insurance, maintenance, storage and flight crew salaries).

(9)	Includes for 2008: $9,200 representing regular employer matching contributions to our 401(k) plan; $10,200 representing a car allowance; and approximately $5,876 representing executive medical expenses reimbursed by us, a health club stipend and cash credits under the group medical plan offered to any employee who participates in health screenings or foregoes certain disability and life insurance benefits.
(10)	Includes for 2008: $9,200 representing regular employer matching contributions to our 401(k) plan; $10,000 representing a car allowance; and approximately $4,071 representing executive medical expenses reimbursable by us, a health club stipend and cash credits under the group medical plan offered to any employee who participates in health screenings or foregoes certain disability and life insurance benefits.
(11)	Includes for 2008: $9,200 representing regular employer matching contributions to our 401(k) plan; approximately $4,029 representing reimbursed financial planning, executive medical expenses reimbursed by us, and cash credits offered to any employee who foregoes certain disability and life insurance benefits; $11,870 representing taxable income attributable to the personal use of a company leased car through mid-May 2008 and in respect of the related car lease expiration; $13,500 representing a car allowance for the remaining portion of 2008; and $5,378 attributable to taxable income for trip expenses for Mr. Larson’s spouse, who accompanied him to a Jostens-sponsored function.
(12)	Includes for 2008: $9,200 representing regular employer matching contributions to our 401(k) plan; $12,000 representing a car allowance; and approximately $9,870 representing executive medical expenses reimbursed by us, cash credits under the group medical plan offered to any employee who participates in health screenings or foregoes certain disability and life insurance benefits.

Grants of Plan-Based Awards in 2008

The following table provides information with regard to (i) the target level of annual cash incentive awards for our named executive officers for performance during 2008; (ii) grants under the LTIP; and (iii) grants of restricted stock to certain named executive officers.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards						All Other Stock Awards: Numbers of Shares of Stock or Units (#)		Grant Date Fair Value of Stock Awards ($) (5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)		Target (#)		Maximum (#)
Marc L. Reisch	N/A	$—	$1,000,000	$—	—		—		—		—		$—
	8/12/2008	$—		$—	5,000	(2)	10,000	(2)	20,000	(2)	—		$—

Paul B. Carousso	N/A	$—	$151,938	$—	—		—		—		—		$—
	8/12/2008	$—		$—	1,000	(2)	2,000	(2)	4,000	(2)	—		$—
	4/1/2008	$—		$—	—		—		—		600	(4)	$114,332

Marie D. Hlavaty	N/A	$—	$202,125	$—	—		—		—		—		$—
	8/12/2008	$—		$—	1,250	(2)	2,500	(2)	5,000	(2)	—		$—
	4/1/2008	$—		$—	—		—		—		1,000	(4)	$190,554

Timothy M. Larson	N/A	$—	$552,500	$—	—		—		—		—		$—
	4/1/2008	$—		$—	2,275	(3)	4,550	(3)	9,100	(3)	1,950	(3)	$—

John Van Horn	N/A	$—	$200,000	$—	—		—		—		—		$—

(1)	Reflects the target award amounts under our annual incentive compensation plan for our named executive officers. The actual non-equity annual incentive compensation amount earned by each named executive officer in 2008 is shown in the “Summary Compensation Table” above.
(2)	The LTIP target unit award granted to the executive consists of performance vesting units and no units will vest unless we achieve a minimum threshold EBITDA target as of the measurement date, and with certain exceptions subject to the executive’s continued employment through such date. Depending on the performance level achieved at or above the minimum EBITDA target, 50% (threshold), 100% (target) or 200% (maximum) of the target LTIP units will vest on the measurement date. Subject to such vesting conditions, the award is settled in cash, in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of LTIP units in which the executive vests based on the achievement of the performance target. A description of the LTIP unit award, including vesting in connection with a termination following a change in control, is included in “—Equity-based Incentive Plan”.
(3)	The LTIP target unit award granted to Mr. Larson consists of 1,950 time vesting units and 4,550 performance vesting units. None of the performance vesting units will vest unless Jostens achieves a minimum threshold EBITDA target on the measurement date and with certain exceptions subject to Mr. Larson’s continued employment through such date. Depending on the performance level achieved at or above the minimum threshold EBITDA target, 50% (threshold), 100% (target) or 200% (maximum) of the target LTIP performance vesting units will vest on the measurement date. The time vesting units will vest based on Mr. Larson’s continued employment through the measurement date. Subject to vesting conditions, the award is settled in cash, in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of LTIP units in which the executive vests based on the achievement of the performance target, in the case of performance vesting units, or the passage of time, in the case of time vesting units. A description of the LTIP unit award, including vesting in connection with a termination following a change in control, is included in “—Equity-based Incentive Plan”.
(4)

The restricted stock will vest in full on January 15, 2010 subject to the executive’s continued service. The stock is subject to accelerated vesting in the event of certain termination of employment events, namely, a termination by us without cause, a termination by the executive with good reason, on the executive’s death or disability, or upon a change in control. The awards were made under our 2004 Plan, which is described under “—Equity-based Compensation” and the accelerated vesting provisions of the stock award are further described under “—Termination, Severance, and Change of Control Arrangements”.

(5)	The amount in this column represents the grant date fair value of the shares of restricted Class A Common Stock computed in accordance with SFAS 123R. The difference between the grant date fair value used for SFAS 123R and the grant date fair market value of the Class A Common Stock as established pursuant to the terms of the 2004 Plan and determined by a third party valuation is that the grant date fair value for purposes of SFAS 123R is calculated in accordance with GAAP and the methodology to determine the fair market value under the 2004 Plan does not give effect to any premium for control or discount for minority interests or restrictions on transfer.

Equity-based Compensation

2003 Plan. The 2003 Plan was approved by the Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. Pursuant to the 2003 Plan, the maximum grant to any one person may not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (1) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (2) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in the Stockholders Agreement, dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

2004 Plan. In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the 2004 Plan, provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of January 3, 2009, there were 73,735 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; or (3) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person, in each case, if and only if any such event listed in (1) through (3) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted.

All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement, which together generally provide for the following:

•	transfer restrictions until the fifth anniversary of purchase/grant, subject to certain exceptions;

•	a right of first refusal by Holdings at any time after the fifth anniversary of purchase but prior to a registered public offering of the Class A Common Stock meeting certain specified criteria;

•

in the event of termination of employment for death or disability (as defined), if prior to the later of the fifth anniversary of the date of purchase/grant and a registered public offering, put rights by the stockholder with respect to Holdings stock and outstanding and exercisable options;

•

in the event of termination of employment other than for death or disability, if prior to the fifth anniversary of the date of purchase/grant, call rights by the Company with respect to Holdings stock and outstanding and exercisable options;

•	“piggyback” registration rights on behalf of the members of management;

•

“tag-along” rights in connection with transfers by Fusion Acquisition LLC (“Fusion”), an entity controlled by investment funds affiliated with KKR, on behalf of the members of management and “drag-along” rights for Fusion and DLJMBP III; and

•	a confidentiality provision and noncompetition and nonsolicitation provisions that apply for two years following termination of employment.

Equity-based Incentive Plan

During 2008 we implemented long-term incentive arrangements with certain key employees, including each of Messrs. Reisch, Larson and Carousso and Ms. Hlavaty (the “LTIP”). Under these arrangements the executive is granted a target award of units which vest on the basis of performance on time.

The performance-based units vest if we (or Jostens, in the case of Mr. Larson) achieve a minimum threshold and trailing twelve months’ EBITDA target measured as of the last day of our fiscal quarter ended closest to June 30, 2010, subject to the executive’s continued employment through such measurement date. The units vest as follows:

EBITDA Target	Below Threshold	Threshold	Target	Maximum
Percentage of target award vesting	0%	50%	100%	200%

If the threshold EBITDA target is not achieved or the executive either resigns or suffers a separation of employment prior to the measurement date other than in connection with a change in control of us, the award granted to the executive is forfeited without payment.

Subject to these vesting conditions, the award is settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of LTIP units in which the executive vests, payable in a lump sum as soon as practicable following the measurement date and in any event not later than December 31, 2010.

In the case of a termination without cause or for good reason or due to a permanent disability or death within twelve (12) months following a change in control (as defined in the 2004 Plan), in each case before the measurement date, the executive will vest in a number of units equal to 100% of the target award units and the lump sum cash payment in respect of the units will be made based on the fair market value of the Class A Common Stock as of such date, payable as soon as practicable but in any event not later than March 14th of the calendar year following the calendar year in which the termination occurs.

In addition to the performance vesting described above, certain LTIP arrangements may also contain a time vesting component such that a portion of the units vest based solely on the basis of the executive’s continued employment through the respective measurement date.

Each unit award also contains covenants with respect to confidentiality, noncompetition and nonsolicitation to which the executive is bound during his or her employment and for two years following termination of employment.

Employment Agreements and Arrangements

Employment agreement with Marc L. Reisch. In connection with the Transactions, Holdings entered into an employment agreement with Marc L. Reisch with an effective date of October 4, 2004. Such employment agreement was amended as of December 19, 2008 to make certain technical amendments necessary under Section 409A of the Code. The employment agreement contains the following terms, under which Mr. Reisch serves as the Chairman of our Board of Directors and our Chief Executive Officer and President.

Mr. Reisch’s employment agreement has an initial term of five years and automatically extends for additional one-year periods at the end of the initial term and each renewal term, subject to earlier termination of his employment by either Mr. Reisch or by us pursuant to the terms of the agreement. Mr. Reisch’s agreement provides for the payment of an annual base salary of not less than $850,000, subject to increase at the sole discretion of our Board which shall at least annually review Mr. Reisch’s base salary, plus an annual cash bonus opportunity between zero and 150% of annual base salary, with a target bonus of 100% of annual base salary (of which no less than 67% is to be based on certain EBITDA targets being achieved). For 2008, Mr. Reisch received an annual base salary of $950,000.

The employment agreement provides for the Company’s payment of all premiums on a life insurance policy having a death benefit equal to $10.0 million that will be payable to such beneficiaries designated by Mr. Reisch. Mr. Reisch is subject to noncompetition and nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Reisch’s termination of employment. The employment agreement also includes a provision relating to non-disclosure of confidential information. In addition, the agreement provides for a retirement benefit, described in the narrative following the Pension Benefits table below. The agreement allows for certain payments and benefits upon termination, death, disability and a change in control as described in “—Termination, Severance and Change of Control Arrangements – Employment Agreement with Marc L. Reisch.”

Employment agreement with Timothy M. Larson. We entered into an employment agreement with Timothy M. Larson, effective as of January 7, 2008, on the following terms, under which he serves as the President and Chief Executive Officer of Jostens. Mr. Larson’s employment agreement has an initial term of five years and automatically extends for additional one-year periods at the end of the initial term and each renewal term, subject to earlier termination of his employment by either Mr. Larson or by us pursuant to the terms of the agreement. Mr. Larson’s agreement provides for the payment of an annual base salary of not less than $650,000, subject to increase after June 2009 at the sole discretion of our Board which shall at least annually review Mr. Larson’s base salary, plus an annual cash bonus opportunity between zero and 127% of annual base salary, with a target bonus of 85% of annual base salary (of which no less than 67% is to be based on certain EBITDA targets being achieved). Mr. Larson also receives executive health benefits, reimbursement for financial counseling services (including financial planning, tax preparation, estate planning, and tax and investment planning software) in an aggregate amount not to exceed $1,500 annually and a monthly car allowance of $1,800.

Mr. Larson is subject to noncompetition and nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Larson’s termination of employment. The employment agreement also includes a provision relating to non-disclosure of confidential information.

The agreement allows for certain payments and benefits upon termination, death, disability and a change in control as described in “—Termination, Severance and Change of Control Arrangements—Employment Agreement with Timothy M. Larson”.

Change in control agreements. On May 10, 2007, Holdings and the Company entered into a change in control severance agreement with each of Paul Carousso, Vice President, Finance, and Marie Hlavaty, Vice President, General Counsel. The change in control agreements are effective for an initial term extending to December 31, 2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement, provided that the change in control agreements shall remain in effect for a period of two years following a change in control (as defined in the agreements) occurring during the term. The agreements allow for certain payments and benefits upon a change in control as described in “—Termination, Severance and Change of Control Arrangements – Arrangements with Paul B. Carousso and Marie D. Hlavaty.”

Agreement with John Van Horn. In the fall of 2008, John Van Horn’s duties changed such that he is no longer responsible for our Arcade and Lehigh Direct businesses and in connection with such transition, Mr. Van Horn ceased to be an executive officer of Visant. Mr. Van Horn currently serves in the role of President for our Visant Marketing Services business. We entered into a letter agreement with Mr. Van Horn outlining certain terms of his employment with us, which is described in “—Termination, Severance and Change of Control Arrangements—John Van Horn”.

Outstanding Equity Awards at January 3, 2009

The following table presents information regarding unexercised stock options and unvested restricted stock, as well as units under the LTIP, as of January 3, 2009 (giving effect to vesting for fiscal year 2008) by each named executive officer.

	Option Awards						Stock Awards			Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (5)	Option Exercise Price ($) (6)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (9)	Equity-based Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (10)	Equity-based Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Marc L. Reisch	880	—		—	$30.09	1/20/2014	—		$—	—	—
	115,630	4,735	(3)	7,101	$39.07	10/4/2014	—		$—	—	—
	—	—		—	$—		—		$—	10,000	(11)

Paul B. Carousso	8,429	373	(4)	563	$39.07	3/17/2015	—		$—	—	—
	—	—		—	$—		—		$—	2,000	(11)
	—	—		—	$—		600	(7)	$125,250	—	—

Marie D. Hlavaty	16,857	749	(4)	1,124	$39.07	3/17/2015	—		$—	—	—
	—	—		—	$—		—		$—	2,500	(11)
	—	—		—	$—		1,000	(7)	$208,750	—	—

Timothy M. Larson	2,552	—		—	$30.09	1/20/2014	—		$—	—	—
	14,985	248	(4)	1,416	$39.07	12/31/2015	—		$—	—	—
	—	—		—	$—		—		$—	6,500	(12)

John Van Horn	—	—		—	$—		3,000	(8)	$626,250	—	—

(1)	Represents options that are vested and exercisable but not yet exercised.
(2)	Represents options that remain unvested and unexercisable as of January 3, 2009 and which will vest based on the passage of time and the executive’s continued service or an earlier change in control.
(3)	Vests as of December 31, 2009.
(4)	Vests as of January 2, 2010.
(5)	Represents options that remain unvested and unexercisable as of January 3, 2009 and which will vest in full as of the end of fiscal year 2009 based on certain 2009 annual performance measures being met. See “—Equity-based Compensation” for a discussion of “performance options”.
(6)	There is no established public trading market for the Holdings Class A Common Stock and, therefore, the exercise prices listed in this column represent the fair market value of a share of the Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, based on an independent third party valuation, as of the grant date of the option (in each case the original option exercise price was adjusted in April 2006 in connection with the special dividend paid on Holdings Class A Common Stock).
(7)	The restricted stock will vest in full on January 15, 2010, subject to the executive’s continued service. The restricted stock is subject to accelerated vesting in the event of certain termination of employment events, namely, a termination by us without cause, a termination by the executive with good reason, on the executive’s death or disability, or upon a change in control. The accelerated vesting provisions of the restricted stock award are further described under “—Termination, Severance, and Change of Control Arrangements”.
(8)	The restricted stock vested in full on January 15, 2009.
(9)	There is no established public trading market for the Holdings Class A Common Stock. For purposes of this table, the market value of shares that have not vested is calculated based on the fair market value of Holdings Class A Common Stock of $208.75 per share as of January 3, 2009, as determined by the Compensation Committee of the Board of Directors under the 2004 Plan based on an independent third party valuation.
(10)	The amounts reported in this column represent the target award units granted in 2008 that underlie the LTIP.
(11)	The LTIP target unit award granted to the executive consists of performance vesting units and no units will vest unless we achieve a minimum threshold trailing twelve months’ EBITDA target as of the last day of our fiscal quarter ended closest to June 30, 2010 (the “measurement date”) and with certain exceptions subject to the executive’s continued employment through such date. Depending on the performance level achieved at or above the minimum threshold, 50% (threshold), 100% (target) or 200% (maximum) of the target LTIP units will vest on the measurement date. Subject to these vesting conditions, the award is settled in cash, in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of LTIP units in which the executive vests based on the achievement of the performance targets. A description of the LTIP unit award, including vesting in connection with a termination following a change in control, is included in “—Equity-based Incentive Plan”.
(12)

The LTIP target unit award granted to Mr. Larson consists of 1,950 time vesting units and 4,550 performance vesting units. None of the performance vesting units will vest unless Jostens achieves a minimum threshold trailing twelve months’ EBITDA target on the measurement date, and with certain exceptions subject to Mr. Larson’s continued employment through such date. Depending on the performance level achieved at or above the minimum threshold, 50% (threshold), 100% (target) or 200% (maximum) of the target LTIP performance vesting units will vest on the measurement date. The time vesting units will vest based on Mr. Larson’s continued employment through the measurement date. Subject to these vesting conditions, the award is settled in cash, in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of LTIP units in which the executive vests based on the achievement of the performance targets, in the case of performance vesting units, or the passage of time, in the case of time vesting units. A description of the LTIP unit award, including vesting in connection with a termination following a change in control, is included in “—Equity-based Incentive Plan”.

Option Exercises and Stock Vested in 2008

There were no stock options exercised or restricted stock awards which vested during the 2008 fiscal year.

Pension Benefits in 2008

The following table presents the present value of accumulated pension benefits as of January 3, 2009.

Pension Benefits

	Jostens Pension Plan (1)			Jostens ERISA Excess Plan			Supplemental Executive Retirement Plan (SERP)			Reisch Contractual Retirement Benefit
Name	Number of Years Credited Service (#)	Present Value of Accumu- lated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accumu- lated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accumu- lated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accumu- lated Benefits ($) (2)	Payments During Last Fiscal Year ($)
Marc L. Reisch	4.2	$47,873	$—	4.2	$338,854	$—	4.2	$443,496	$—	N/A	$191,041	$—
Paul B. Carousso	4.2	$20,064	$—	4.2	$12,689	$—	4.2	$55,318	$—	N/A	N/A	N/A
Marie D. Hlavaty	4.2	$30,830	$—	4.2	$39,900	$—	4.2	$111,522	$—	N/A	N/A	N/A
Timothy M. Larson	14.3	$48,727	$—	14.3	$59,319	$—	5.0	$111,890	$—	N/A	N/A	N/A
John Van Horn	4.2	$93,121	$—	4.2	$135,824	$—	N/A	N/A	N/A	N/A	N/A	N/A

N/A- Not applicable

(1)	Messrs. Reisch, Carousso, Larson and Van Horn and Ms. Hlavaty participate in Plan D (which was merged into Plan C on December 31, 2008).
(2)	The present value of accumulated benefits is determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements and is net of any benefit to be received under any other qualified or non-qualified retirement plans.

Jostens maintains a tax-qualified, non-contributory pension plan, Pension Plan D (“Plan D”), which provides benefits for certain salaried employees. Plan D was merged into Pension Plan C on December 31, 2008, but the benefit formula remained the same after the merger. Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”). Benefits earned under the pension plan may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code. The Jostens ERISA Excess Plan pays the benefits that would have been provided from the pension plan but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the Code.

For the pension plan and the Jostens ERISA Excess Plan:

•

Normal retirement age is 65 with at least five years of service, while early retirement is allowed at age 55 with at least ten years of service. Employees who retire prior to age 65 are subject to an early retirement factor adjustment based on their age at benefit commencement. The reduction is 7.8% for each year between ages 62 and 65 and 4.2% for each year between 55 and 62.

•	The vesting period is five years or attainment of age 65.

•

The formula to determine retirement income benefits prior to January 1, 2006 (the grandfathered benefit), was based on a participant’s highest average annual cash compensation (W-2 earnings, excluding certain long term incentives and certain taxable allowances such as moving allowance) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security covered compensation table in effect as of retirement. The grandfathered benefit formula is 0.85% of average annual salary up to Social Security covered compensation plus 1.50% of average annual salary in excess of Social Security covered compensation times years of benefit service (up to 35 maximum). Only those employees age 45 and over with more than 15 years of service as of December 31, 2005 are entitled to earn the grandfathered benefit formula for service after December 31, 2005. None of the named executive officers are eligible for the grandfathered benefit formula for service after December 31, 2005.

•

Effective January 1, 2006, the formula to determine an employee’s retirement income benefits for future service under the plan changed for employees under age 45 with less than 15 years of service as of December 31, 2005 (non-grandfathered participants). Benefits earned under the grandfathered benefit formula prior to January 1, 2006 are retained and only benefits earned for future years are calculated under the revised formula. The formula for benefits earned after January 1, 2006 for the non-grandfathered participants is based on 1% of a participant’s cash compensation (W-2 compensation) for each year or partial year of benefit service beginning January 1, 2006.

•	The methods of payment upon retirement include, but are not limited to, life annuity, 50%, 75% or 100% joint and survivor annuity and life annuity with ten year certain.

•

There is a cap on the maximum annual salary that can be used to calculate the benefit accrual allowable under the pension plan. Additional salary over the cap is used to calculate the accrued benefit under the Jostens ERISA Excess Plan. No more than $230,000 of salary could be recognized in 2008 under the pension plan and this limitation will increase periodically as established by the IRS.

We also maintain non-contributory unfunded supplemental retirement plans (“SERPs”) for certain named executive officers. Participants who retire after age 60 with at least seven calendar years of full-time employment service as an executive officer (as defined under the SERP) are eligible for a benefit equal to 1% of his/her base salary in effect at age 60, multiplied by the number of years in full-time employment as an executive officer, not to exceed 30 years. The result of the calculation is divided by 12 to arrive at a monthly benefit payment. Only service after age 30 and before age 60 is recognized under the SERP. If the employee’s employment is terminated for any reason other than death or total disability and after reaching age 55 and completing seven years of full-time employment service as an executive officer, but before reaching age 60, the employee shall be entitled to an early retirement benefit in equal monthly installments during his/her remaining lifetime, equal to 1% of the employee’s base salary in effect at termination, multiplied by the employee’s years of full-time employment service, not to exceed 30 years (the “Early Vested Retirement Benefit”). In the event of a change in control, a participant is deemed to have completed at least seven years of service as an executive officer. The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

Under the terms of our employment agreement with Marc L. Reisch, if Mr. Reisch’s employment terminates for any reason after December 31, 2009, he is entitled to a retirement benefit, which constitutes an annual lifetime retirement benefit commencing on the later of the date of his employment termination for any reason or the date he achieves age 60. The benefit is equal to, generally, 10% of the average of Mr. Reisch’s (1) base salary and (2) annual bonuses payable over the five fiscal years ended prior to his termination, plus 2% of such average compensation (prorated for any partial years) earned for each additional year of service accruing after December 31, 2009, less benefits paid under the other qualified or non-qualified retirement plans. The vesting of this benefit would accelerate upon a “change in control” of the Company, upon Mr. Reisch’s death or disability, or upon termination of Mr. Reisch’s employment by us without cause, or by his resignation for good reason (including if we do not renew the employment agreement). Also, under the employment agreement, at such time as Mr. Reisch vests in the foregoing retirement benefit, Mr. Reisch and his eligible dependents will be eligible for welfare benefits which are equivalent to the then current programs offered to active salaried employees. Coverage ends after the earlier of age 65 or the date on which he becomes eligible for comparable coverage from a subsequent employer, and in the case Mr. Reisch has vested in the retirement benefit explained above on account of his death, his then spouse is entitled to receive the post-retirement medical benefits until the date on which Mr. Reisch would, but for his death, have attained age 65.

Under the agreement, a “change in control” means:

•	the sale of all or substantially all of our assets other than to KKR or DLJMBP III or any of their affiliates;

•

a sale by KKR and DLJMBP III or their affiliates resulting in more than 50% of the voting stock of the Company being held by a “person” or “group” (as such terms are used in the Exchange Act) that does not include KKR or DLJMBP III or their affiliates, if the sale results in the inability of KKR and DLJMBP III and certain of their affiliates to elect a majority of the members of our board of directors or the board of directors of the resulting entity; or

•

a merger or consolidation of us into another person which is not an affiliate of either of KKR and DLJMBP III, if the merger or consolidation results in the inability of KKR or DLJMBP III and certain of their affiliates to elect a majority of the members of our board of directors or the board of directors of the resulting entity.

Nonqualified Deferred Compensation for 2008

None of the named executive officers receives any nonqualified deferred compensation.

Termination, Severance and Change of Control Arrangements

Employment Agreement with Marc L. Reisch

Termination by us for Cause or by Mr. Reisch without Good Reason. Under the employment agreement between us and Mr. Reisch, termination for “cause” requires the affirmative vote of two-thirds of the members of our Board (or such higher percentage or procedures required under the 2004 Stockholders Agreement) and may be based on any of the following:

•	Mr. Reisch’s willful and continued failure to perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered to Mr. Reisch by us;

•	the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates;

•	the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or

•

a material breach by Mr. Reisch of the employment agreement, the management stockholder’s agreement, the sale participation agreement, or the stock option agreement or restricted stock award agreement entered into in connection with the employment agreement, including, engaging in any action in breach of restrictive covenants contained in the employment agreement, which continues beyond ten days after a written demand to cure the breach is delivered by us to Mr. Reisch (to the extent that, in our Board’s reasonable judgment, the breach can be cured).

Under the employment agreement between us and Mr. Reisch, Mr. Reisch is required to provide 60 days’ advance written notice of any termination of his employment by him for good reason. “Good reason” means:

•

a reduction in Mr. Reisch’s rate of base salary or annual incentive compensation opportunity (other than a general reduction in base salary or annual incentive compensation opportunities that affect all members of our senior management equally, which general reduction will only be implemented by our Board after consultation with Mr. Reisch);

•

a material reduction in Mr. Reisch’s duties and responsibilities, an adverse change in Mr. Reisch’s titles of chairman and chief executive officer or the assignment to Mr. Reisch of duties or responsibilities materially inconsistent with such titles; however, none of the foregoing will be deemed to occur by virtue of the removal of Mr. Reisch from the position of chairman of the board following the completion of a public offering of the Holdings Class A Common Stock meeting certain specified criteria; or

•	a transfer of Mr. Reisch’s primary workplace by more than 50 miles outside of Armonk, New York.

Notwithstanding the foregoing, “good reason” will not be deemed to exist unless Mr. Reisch provides us with written notice setting forth the event or circumstances giving rise to the good reason and we fail to cure such event or circumstance within 30 days following the date of such notice.

If Mr. Reisch’s employment were terminated by us for cause or by Mr. Reisch without good reason, he would be entitled to receive a lump sum payment, which includes the amount of any earned but unpaid base salary, earned but unpaid annual bonus for a previously completed fiscal year, and accrued and unpaid vacation pay as well as reimbursement for any unreimbursed business expenses, all as of the date of termination. In addition, Mr. Reisch would receive the supplemental retirement benefit described in the narrative following the Pension Benefits table (if termination occurs after December 31, 2009) and the transfer of the life insurance policy described under “—Employment Agreements and Arrangements—Employment Agreement with Marc L. Reisch” such that Mr. Reisch may assume the policy at his own expense. Also, Mr. Reisch would receive any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination.

Termination by us without Cause or by Mr. Reisch for Good Reason. The employment agreement also provides that if Mr. Reisch is terminated by us without cause (which includes our nonrenewal of the agreement for any additional one-year period, as described above but excludes death or disability) or if he resigns for good reason, he will be entitled to receive, in addition to the amounts and benefits described above in connection with a termination by us for cause or by Mr. Reisch without good reason:

•

(1) a lump sum payment equal to the prorated (based on the number of days in the applicable fiscal year in which Mr. Reisch was employed) annual bonus for the year of termination that he otherwise would have been entitled to receive had he remained employed, paid at such time such annual bonus would otherwise be payable, and (2) an amount equal to two times the sum of (a) Mr. Reisch’s then annual base salary plus (b) his target bonus for the year of termination, payable in equal monthly installments over the 24-month period following the date of termination; and

•

continued participation in welfare benefit plans (on the same terms in effect for active employees) until the earlier of two years after the date of termination or the date that Mr. Reisch becomes covered by a similar plan maintained by any subsequent employer, or cash in an amount that allows him to purchase equivalent coverage for the same period.

Disability or Death. In the event that Mr. Reisch’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18-month period), Mr. Reisch (or his estate, as the case may be) will be entitled to receive, in addition to the amounts described above in connection with a termination by us for cause or by Mr. Reisch without good reason, a lump sum payment equal to the prorated (based on the number of days in the applicable fiscal year in which Mr. Reisch was employed) portion of the annual bonus, if any, Mr. Reisch would have been entitled to receive for the year of termination, payable within 15 days after the date of termination.

Supplemental Retirement Benefit. The vesting of the supplemental retirement benefit granted to Mr. Reisch under his employment agreement upon certain change in control, termination or resignation events is described under “—Employment Agreements and Arrangements—Employment Agreement with Marc L. Reisch”.

Additional Post-Termination Medical Benefits. At the time the supplemental retirement benefit described above vests, Mr. Reisch and his dependents would be provided with medical benefits, on the same terms as would have applied had Mr. Reisch continued to be employed by us, until the earlier of (1) the date on which Mr. Reisch attains age 65 or (2) Mr. Reisch becomes eligible to receive comparable coverage from a subsequent employer. If vesting in the supplemental retirement benefit were to occur on account of Mr. Reisch’s death, then Mr. Reisch’s then-spouse would be entitled to receive the post-retirement medical benefits until the date on which Mr. Reisch would, but for his death, have attained age 65.

Gross-Up Payments for Excise Taxes. Under the terms of the employment agreement, if it is determined that any payment, benefit or distribution to or for the benefit of Mr. Reisch would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code by reason of being “contingent on a change in ownership or control” of his employer within the meaning of Section 280G of the Code, or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax, subject to certain notice and other requirements, then Mr. Reisch would be entitled to receive an additional payment or payments, or a “gross-up payment”. The gross-up payment would be equal to an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed relating to such taxes), Mr. Reisch would retain an amount equal to the excise tax (including any interest and penalties) imposed.

Acceleration of Options Upon Change in Control. In the event of a change in control of the Company, the vesting of Mr. Reisch’s time options will accelerate in full, and the vesting of his performance options may accelerate if certain performance targets have been achieved.

Code Section 409A. Payments which Mr. Reisch may be entitled to under the employment agreement may be subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any acceleration or additional tax under Section 409A.

Post-termination Payments. The information below is provided to disclose hypothetical payments to Marc L. Reisch under various termination scenarios, assuming, in each situation, that Mr. Reisch was terminated on January 3, 2009 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Payments

Marc L. Reisch

	Voluntary Termination Without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination With Good Reason or Involuntary Termination Without Cause ($)		Termination in Connection with a Change in Control ($) (9)		Disability ($)		Death ($)
Severance	$—	$3,800,000	(5)	$3,800,000	(5)	$—		$—
Annual Incentive	$—	$1,000,000	(6)	$1,000,000	(6)	$1,000,000	(6)	$1,000,000	(6)
Long-Term Incentive Award	$—	$—		$2,087,500	(10)	$—		$—
Stock Options	(3)	(7)		$2,008,332	(11)	(12)		(12)
Incremental Pension Benefits (1)	$—	$—		$—		$—		$883,736	(13)
Continuation of Welfare Benefits	$—	$23,940	(8)	$23,940	(8)	$—		$—
Additional Post-Termination Medical Benefits (2)	$73,568	$73,568		$73,568		$73,568		$51,154
Insurance	(4)	(4)		(4)		(4)		(4)

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan, the SERP and the additional supplemental retirement benefit under the employment agreement with Mr. Reisch over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements).
(2)	Represents the present value of the additional post-termination retiree medical benefits under Mr. Reisch’s employment agreement, determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements.
(3)	No additional options would be vested as a result of termination. Vested options will terminate without payment.
(4)	Assumes the $10 million life insurance policy is transferred to Mr. Reisch, with future premiums to be paid by Mr. Reisch.
(5)	Payments due to Mr. Reisch in connection with a termination without cause or for good reason following a change in control equal two times the sum of Mr. Reisch’s annual base salary as of January 3, 2009 plus his target bonus for the year of termination, payable in 24 equal monthly installments.
(6)	Payable as a lump sum in connection with a termination without cause or for good reason or in the case of death or disability.
(7)	No additional options would be vested as a result of termination (other than options vested for the completed fiscal year upon determination of performance targets being met); vested options will be subject to call by us, at our option, for payment at the excess of fair market value of a share of Holdings Class A Common Stock over the exercise price for each option.
(8)	The table reflects the 2009 monthly premium payable by us for medical, dental and vision benefits in which Mr. Reisch and his dependents participated at January 3, 2009, multiplied by 24 months.
(9)	Subject to certain notice and other requirements, Mr. Reisch would be entitled to an additional payment (a gross-up) in the event it shall be determined that any payment, benefit or distribution (or combination thereof) by us for his benefit (whether paid or payable or distributed or distributable pursuant to the terms of our employment agreement with Mr. Reisch, or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, restricted stock, or the lapse or termination of any restriction on the vesting or exercisability of any of the foregoing) would be subject to the excise tax imposed by Section 4999 of the Code by reason of being “contingent on a change in ownership or control” of us, within the meaning of Section 280G of the Code or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax. The payment would be in an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed with respect to those taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and the excise tax imposed upon the gross-up available to cause the imposition of such taxes to be avoided, Mr. Reisch retains an amount equal to the excise tax (including any interest and penalties) imposed. However, there may be certain statutory exemptions based on our being a privately held Company that would avoid the imposition of the excise tax.
(10)	Payable as a lump sum. Value calculated is based on $208.75 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 3, 2009 based on an independent third party valuation) multiplied by the number of target LTIP units. Assumes a termination without cause, for good reason or due to death or disability has occurred within twelve months following a change in control. For more information, refer to “—Equity-based Incentive Plan”.
(11)	Value calculated is the gain based on $208.75 per share net of exercise prices. Assumes accelerated vesting of all performance options.
(12)	No additional options would be vested as a result of termination for death or disability, vested options will be subject to call by us, at our option, at the excess of fair market value of a share of Holdings Class A Common Stock over exercise price, or at the option of Mr. Reisch or his estate, subject to put to us at the same spread.

(13)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

Employment Agreement with Timothy M. Larson

Termination by us for Cause or by Mr. Larson without Good Reason. Under the employment agreement between us and Mr. Larson, termination by us for “cause” may be based on any of the following:

•	Mr. Larson’s willful and continued failure to perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered to Mr. Larson by us;

•	the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates;

•	the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or

•

a material breach by Mr. Larson of the employment agreement, the management stockholder’s agreement, the sale participation agreement or the long term incentive agreement to be entered into in connection with the employment agreement including, engaging in any action in breach of restrictive covenants contained in the employment agreement, which continues beyond ten days after a written demand to cure the breach is delivered by us to Mr. Larson (to the extent that, in our Board’s reasonable judgment, the breach can be cured).

Also as defined in the employment agreement, “good reason” means:

•

a reduction in Mr. Larson’s rate of base salary or annual incentive compensation opportunity (other than a general reduction in base salary or annual incentive compensation that affects all members of our senior management in substantially the same proportion, provided that Mr. Larson’s base salary is not reduced by more than 10%); a substantial reduction in Mr. Larson’s duties and responsibilities, an adverse change in Mr. Larson’s titles of president and chief executive officer of Jostens or the assignment to Mr. Larson of duties or responsibilities substantially inconsistent with such titles; or

•	a transfer of Mr. Larson’s primary workplace by more than 50 miles outside of Bloomington, Minnesota.

If Mr. Larson’s employment were terminated by us for cause or by Mr. Larson without good reason, he would be entitled to receive a lump sum payment, which includes the amount of any earned but unpaid base salary, earned but unpaid annual bonus for the previously completed fiscal year, and accrued and unpaid vacation pay as well as reimbursement for any unreimbursed business expenses, all as of the date of termination. Also, Mr. Larson would receive any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination.

Termination by us without Cause or by Mr. Larson for Good Reason. If Mr. Larson is terminated by us without cause (which includes our nonrenewal of the agreement for any additional one-year period, as described above but excludes death or disability) or if he resigns for good reason, he will be entitled to receive, in addition to the amounts and benefits described above in connection with a termination by us for cause or by Mr. Larson without good reason:

•

(1) a lump sum payment equal to the prorated (based on the number of days in the applicable fiscal year in which Mr. Larson was employed) portion of the annual bonus, if any, Mr. Larson would have been entitled to receive for the year of termination had he remained employed, paid at such time such annual bonus would otherwise be payable (the “Pro-Rata Bonus”), and (2) subject to his continued

compliance with the restrictive covenants and his execution of a release of claims, an amount equal to the sum of (a) 24 months’ base salary at the rate in effect immediately prior to the date of termination plus (b) two times his target bonus for the year of termination, payable in equal monthly installments over the 24-month period following the date of termination; and

•

continued participation in health and welfare benefit plans (on the same terms as in effect for active employees) until the earlier of 24 months after the date of termination or the date that Mr. Larson becomes eligible for comparable coverage by any subsequent employer.

Disability or Death. In the event that Mr. Larson’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18-month period), Mr. Larson (or his estate, as the case may be) will be entitled to receive, in addition to the amounts described above in connection with a termination by us for cause or by Mr. Larson without good reason, the Pro-Rata Bonus.

Acceleration of Options Upon Change in Control. In the event of a change in control of the Company, the vesting of Mr. Larson’s time options will accelerate in full, and the vesting of his performance options may accelerate if specified performance targets have been achieved.

Code Section 409A. Payments which Mr. Larson may be entitled to under the employment agreement may be subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any acceleration or additional tax under Section 409A.

Post-termination Payments. The information below is provided to disclose hypothetical payments to Timothy M. Larson under various termination scenarios, assuming, in each situation, that Mr. Larson was terminated on January 3, 2009 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Timothy M. Larson

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)		Termination in Connection with a Change in Control ($)		Disability ($)		Death ($)
Severance	$—	$2,600,000	(4)	$2,600,000	(4)	$—		$—
Annual Incentive	$—	$830,000	(5)	$830,000	(5)	$830,000	(5)	$830,000	(5)
Long-term Incentive Award	$—	$—		$1,356,875	(7)	$—		$—
Stock Options	(3)	(6)		$282,348	(8)	(9)		(9)
Incremental Pension Benefits (1)	$—	$—		$9,554		$724,455		$1,138,026	(10)
Continuation of Welfare Benefits (2)	$—	$23,940		$23,940		$—		$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements).
(2)	The table reflects the 2009 monthly premium payable by us for medical, dental and vision benefits in which Mr. Larson and his dependents participated at January 3, 2009, multiplied by 24 months.
(3)	No additional options would be vested as a result of termination. Vested options will terminate without payment.
(4)	Payments due to Mr. Larson in connection with a termination without cause or for good reason following a change in control equal the sum of 24 months’ base salary at the rate in effect immediately prior to January 3, 2009 plus two times Mr. Larson’s target bonus for the year of termination, payable in 24 equal monthly installments.

(5)	Payable as a lump sum in connection with a termination without cause or for good reason or in the case of death or disability.
(6)	No additional options would be vested as a result of termination (other than options vested for the completed fiscal year upon determination of performance targets being met); vested options will be subject to call by us, at our option, for payment at the excess of fair market value of a share of Holdings Class A Common Stock over the exercise price for each option.
(7)	Payable as a lump sum. Value calculated is based on $208.75 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 3, 2009 based on an independent third party valuation) multiplied by the number of target LTIP units. Assumes a termination without cause, for good reason or due to death or disability has occurred within twelve months following a change in control. For more information, refer to “—Equity-based Incentive Plan”.
(8)	Value calculated is the gain based on $208.75 per share net of exercise prices. Assumes accelerated vesting of all performance options.
(9)	No additional options would be vested as a result of termination for death or disability, vested options will be subject to call by us, at our option, at the excess of fair market value of a share of Holdings Class A Common Stock over exercise price, or at the option of Mr. Larson or his estate, subject to put to us at the same spread.
(10)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

Arrangements with Paul B. Carousso and Marie D. Hlavaty

Change in Control Severance Agreements. The change in control severance agreements between us and each of Paul B. Carousso, Vice President, Finance, and Marie D. Hlavaty, Vice President, General Counsel, provide for severance payments and benefits to the executive if, during the term of the agreement, his or her employment is terminated without cause or if the executive resigns with good reason within two years following a change in control. A “change in control” is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; or (3) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person, in each case if and only if any such event listed in (1) through (3) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The change in control agreements are effective for an initial term extending to December 31, 2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement, provided that the agreements shall remain in effect for a period of two years following a change in control during the term.

Under the change in control agreements, “cause” may be based on any of the following: the executive’s willful and continued failure to perform his or her material duties which continues beyond ten days after a written demand for substantial performance is delivered to the executive by us; the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates; the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or a material breach by the executive of the change in control agreement or any other agreement, including engaging in any action in breach of restrictive covenants which continues beyond ten days after a written demand to cure the breach is delivered by us to the executive (to the extent that, in our Board’s reasonable judgment, the breach can be cured).

Also under the change in control agreements, “good reason” means: a reduction in the executive’s base salary or annual incentive compensation (other than a general reduction in base salary that affects all members of our senior management in substantially the same proportion, provided that the executive’s base salary is not reduced by more than 10%); a substantial reduction or adverse change in the executive’s duties and responsibilities; a transfer of the executive’s primary workplace by more than fifty miles outside his or her current workplace; our failure to cause our successor to assume our obligations under the change in control severance agreement; or our failure, or our successor’s failure, to maintain the change in control agreement for a two-year period following a change in control.

The severance payments and benefits under the change in control agreements are in lieu of any other severance benefits except as required by law and include an amount equal to one times the sum of (1) the executive’s then current annual base salary and (2) the higher of (a) an amount equal to the executive’s annual cash bonus at target for the year of termination or (b) an amount equal to the average bonus rate paid to the executive for the two years prior to termination multiplied by the executive’s then current annual base salary, payable over the twelve months following the date of termination (subject to deferral for a period of time under Section 409A of the Internal Revenue Code, as amended, as may be necessary to prevent any accelerated or additional tax under Section 409A). In addition, the executive would be entitled to: a lump sum amount equal to his or her annual target bonus for the year of termination, provided if termination is prior to September 30th, the amount shall be pro-rated for the portion of the year the executive was employed, payable at the time payments are otherwise made under the bonus plan; continued coverage under our group health benefits for twelve months (or earlier if otherwise covered by subsequent employer comparable benefits), or if plans are terminated or coverage is not permissible under law, a cash stipend in an equivalent amount to what we would otherwise pay for such executive’s group health continuation; and any other vested and accrued benefits under plans in which he or she participates and unreimbursed business expenses prior to the date of termination.

The severance payments and benefits to be paid under the terms of the change in control agreements are subject to the executive entering into a severance agreement, including a general waiver and release of claims against us and our affiliates, and the executive’s continued compliance with the restrictive covenants to which the executives are otherwise bound pursuant to other agreements in place with us.

Acceleration of Options Upon Change in Control. Mr. Carousso and Ms. Hlavaty each hold time options that would immediately become vested and exercisable, and performance options which may accelerate, if specified performance targets have been achieved, all upon a change in control. See “—Equity-based Compensation”.

Accelerated Vesting of Restricted Stock. Mr. Carousso and Ms. Hlavaty hold 600 and 1,000 shares of restricted stock, respectively, that would vest upon a termination by us without cause (as defined under the respective change in control severance agreement), a termination by the executive with good reason (as defined under the respective change in control severance agreement), upon a change in control (as defined under the 2004 Plan) (whether or not his or her employment is terminated) or upon the executive’s disability or death. If one of the foregoing events had occurred on January 3, 2009, Mr. Carousso and Ms. Hlavaty would have become fully vested in the stock with a value based on the fair market value of a share of Class A Common Stock on such date of $208.75.

Post-termination Payments—Paul Carousso. The information below is provided to disclose hypothetical payments to Paul Carousso under various termination scenarios, assuming, in each situation, that Mr. Carousso was terminated on January 3, 2009 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Paul B. Carousso

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$445,124	(6)	$—	$—
Annual Incentive	$—	$—	$151,938	(7)	$—	$—
Long-term Incentive Award	$—	$—	$417,500	(8)	$—	$—
Stock Options	(4)	(5)	$158,990	(9)	(10)	(10)
Restricted Stock (1)	$—	$125,250	$125,250		$125,250	$125,250
Incremental Pension Benefits (2)	$—	$—	$—		$3,587	$471,929	(11)
Continuation of Health Benefits (3)	$—	$—	$12,288		$—	$—

(1)	Represents $208.75 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 3, 2009 based on an independent third party valuation) multiplied by the number of shares of restricted stock granted to Mr. Carousso, subject to vesting.
(2)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements).
(3)	The table reflects the 2009 monthly premium payable by us for group health benefits in which Mr. Carousso and his dependents participated at January 3, 2009, multiplied by 12 months less the then applicable employee contribution.
(4)	No additional options would be vested as a result of termination. Vested options will terminate without payment.
(5)	No additional options would be vested as a result of termination (other than options vested for the completed fiscal year upon determination of performance targets being met); vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over the exercise price for each option.
(6)	Payments due to Mr. Carousso in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Mr. Carousso’s annual base salary as of January 3, 2009 and (b) an amount equal to the average bonus rate paid to Mr. Carousso for the two years prior to termination multiplied by Mr. Carousso’s annual base salary as of January 3, 2009, payable over 12 months in equal installments in accordance with our normal payroll practices.
(7)	Payable as a lump sum in connection with a termination without cause or for good reason following a change in control.
(8)	Payable as a lump sum. Value calculated is based on $208.75 per share multiplied by the number of target LTIP units. Assumes a termination without cause, for good reason or due to death or disability has occurred within twelve months following a change in control. For more information, refer to “—Equity-based Incentive Plan”.
(9)	Value calculated is the gain based on $208.75 per share net of exercise prices. Assumes vesting of all performance options.
(10)	No additional options would be vested as a result of termination for death or disability, vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over exercise price, or at the option of Mr. Carousso or his estate, subject to put to us at the same spread.

(11)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability (as defined in the SERP).

Post-termination Payments—Marie Hlavaty. The information below is provided to disclose hypothetical payments to Marie Hlavaty under various termination scenarios, assuming, in each situation, that Ms. Hlavaty was terminated on January 3, 2009 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Marie D. Hlavaty

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$646,656	(6)	$—	$—
Annual Incentive	$—	$—	$202,125	(7)	$—	$—
Long-term Incentive Award	$—	$—	$521,875	(8)	$—	$—
Stock Options	(4)	(5)	$317,811	(9)	(10)	(10)
Restricted Stock (1)	$—	$208,750	$208,750		$208,750	$208,750
Incremental Pension Benefits (2)	$—	$—	$—		$1,700	$577,748	(11)
Continuation of Health Benefits (3)	$—	$—	$3,754		$—	$—

(1)	Represents $208.75 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 3, 2009 based on an independent third party valuation) multiplied by the number of shares of restricted stock granted to Ms. Hlavaty, subject to vesting.
(2)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements).
(3)	The table reflects the 2009 monthly premium payable by us for group health benefits in which Ms. Hlavaty participated at January 3, 2009, multiplied by 12 months less the then applicable employee contribution.
(4)	No additional options would be vested as a result of termination. Vested options will terminate without payment.
(5)	No additional options would be vested as a result of termination (other than options vested for the completed fiscal year upon determination of performance targets being met); vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over the exercise price for each option.
(6)	Payments due to Ms. Hlavaty in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Ms. Hlavaty’s annual base salary as of January 3, 2009 and (b) an amount equal to the average bonus rate paid to Ms. Hlavaty for the two years prior to termination multiplied by Ms. Hlavaty’s annual base salary as of January 3, 2009, payable over 12 months in equal installments in accordance with our normal payroll practices.
(7)	Payable as a lump sum in connection with a termination without cause or for good reason following a change in control.

(8)	Payable as a lump sum. Value calculated is based on $208.75 per share multiplied by the number of target LTIP units. Assumes a termination without cause, for good reason or due to death or disability has occurred within twelve months following a change in control. For more information, refer to “—Equity-based Incentive Plan”.
(9)	Value calculated is the gain based on $208.75 per share net of exercise prices. Assumes vesting of all performance options.
(10)	No additional options would be vested as a result of termination for death or disability, vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over exercise price, or at the option of Ms. Hlavaty or her estate, subject to put to us at the same spread.
(11)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to her total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

John Van Horn

In the fall of 2008, John Van Horn’s duties changed such that he is no longer responsible for our Arcade and Lehigh Direct businesses and in connection with such transition, Mr. Van Horn ceased to be an executive officer of Visant. Mr. Van Horn currently serves in the role of President for our Visant Marketing Services business. In consideration of Mr. Van Horn’s entry into a severance agreement, including a general release of claims, and his affirmation of his restrictive covenant agreements under the equity agreements entered into with Holdings, including the previously executed management stockholder’s agreement, Mr. Van Horn will be paid severance following his separation with the Company, in an amount equal to 75% of the sum of (i) his 2009 base salary plus (ii) any bonus earned and paid under the annual cash incentive plan in respect of 2009, which severance allowance will be payable in equal installments over the nine months following Mr. Van Horn’s separation from Visant, subject to his continued compliance with the terms of the severance agreement.

John Van Horn holds 3,000 shares of restricted Class A Common Stock that vested on January 15, 2009 in accordance with the terms of the applicable restricted stock agreement between us and Mr. Van Horn. As of January 3, 2009, none of the shares of restricted stock was vested. If Mr. Van Horn had been terminated other than for cause, for good reason or due to death or a permanent disability or in the event of a change in control (as defined in the 2004 Plan) on or prior to January 3, 2009, Mr. Van Horn would have become fully vested in the stock with a value of $626,250.00, based on the fair market value of the stock on such date of $208.75 per share.

Director Compensation

Other than George M.C. Fisher, our employee and non-employee directors are not eligible to receive any cash compensation for their service as our directors. Mr. Fisher’s services as a director are not incidental to his engagement by our Sponsors and he receives an annual fee of $50,000 in cash in consideration of his services. We reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and Board committee meetings.

As of January 3, 2009, the Class A Common Stock options previously granted to our current directors were fully vested and exercisable. Such outstanding options are as follows with respect to the number of underlying shares of Class A Common Stock: each of Messrs. Navab and Olson – 2,081 shares; and Messrs. Burgstahler, Pieper and Fisher – 3,122 shares. The options expire following the tenth anniversary of the grant date and are generally subject to the other terms of the equity incentive program applicable to other participants, including certain restrictions on transfer and sale. These options were granted at a fair market value of $96.10401 per share (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Class A Common Stock and our Class C Common Stock as of March 16, 2009 by (1) each person we believe owns beneficially more than five percent of our outstanding common stock, (2) each of our directors, (3) each of our named executive officers and (4) all directors and current executive officers as a group.

	Class A Voting Common Stock		Class C Voting Common Stock
Holder	Shares (1)	Percent of Class	Shares (1)		Percent of Class
KKR and related funds (2)	2,664,356	44.6%	1	(3)	100.0%
DLJMBP III and related funds (4)	2,664,357	44.6%	—		—
David F. Burgstahler (4)(8)	2,667,479	44.6%	—		—
Alexander Navab (2)(8)	2,666,437	44.6%	1	(3)	100.0%
Tagar C. Olson (2)(8)	2,666,437	44.6%	1	(3)	100.0%
Charles P. Pieper (4)(8)	2,667,479	44.6%	—		—
George M.C. Fisher (2)(5)(6)(8)	6,244	*	—		—
Marc L. Reisch (7)(8)(10)	163,334	2.7%	—		—
Marie D. Hlavaty (7)(8)(9)	23,100	*	—		—
Paul B. Carousso (7)(8)(9)	11,551	*	—		—
Timothy M. Larson (7)(8)	17,537	*	—		—
John Van Horn (7)	8,203	*	—		—
Directors and executive officers (9 persons) as a group (2)(4)(5)(6)(7)(8)(9)(10)	5,560,885	90.4%	1	(3)	100.0%

*	Indicates less than one percent.
(1)	The amounts and percentages of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
(2)	Holdings’ shares shown as beneficially owned by KKR Millennium GP LLC reflect 2,664,356 shares of Holdings’ Class A common stock and one share of Holdings’ Class C common stock owned by Fusion Acquisition LLC. KKR Millennium Fund L.P. is the managing member of Fusion Acquisition LLC. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc S. Lipschultz, Jacques Garaialde, Reinhard Gorenflos, Michael M. Calbert, Scott C. Nuttall and William J. Janetschek, as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Mr. Navab, who is a director of Holdings and Visant, disclaims beneficial ownership of any of the shares beneficially owned by affiliates of KKR. Mr. George M.C. Fisher and Mr. Tagar C. Olson are directors of Holdings and Visant and are a senior advisor and an executive, respectively, of KKR. Messrs. Fisher and Olson disclaim beneficial ownership of any shares beneficially owned by affiliates of KKR. The address of KKR Millennium GP LLC and Messr. Kravis, Raether, Golkin, Navab, Lipschultz, Nuttall, Janetschek and Olson is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019. The address of Messrs. Roberts, Michelson, Greene and Calbert is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025. The address of Messrs. Fisher, Huth, Gorenflos and Garaialde is c/o Kohlberg Kravis Roberts & Co. Ltd., Stirling Square, 7 Carlton Gardens, London SW1Y 5AD, England.

(3)	The contribution agreement entered into in connection with the Transactions provided that KKR receive one share of Holdings’ Class C Common Stock, which, together with its shares of Holdings’ Class A Common Stock, provides KKR with approximately 49.0% of Holdings’ voting interest.
(4)	Includes 2,664,357 shares held by DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., all of which form a part of CS’s Alternative Capital Division. The address for each of the foregoing is 11 Madison Avenue, New York, New York 10010, except that the address of the three “Offshore Partners” entities is c/o John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles. Mr. Charles P. Pieper is a director of Holdings and Visant and an employee of CS’s Alternative Capital Division, of which DLJMBP III is a part, and he does not have sole or shared voting or dispositive power over shares shown as held by DLJMBP III and related funds, and therefore, does not have beneficial ownership of such shares and disclaims beneficial ownership. The address for Mr. Pieper is 11 Madison Avenue, New York, NY 10010. Mr. Burgstahler was appointed by CS to serve as a director of Holdings and Visant. Mr. Burgstahler disclaims beneficial ownership of any of the shares beneficially owned by DLJMBP III and related funds. The address for Mr. Burgstahler is c/o Avista Capital Partners, 65 East 55th Street, 18th Floor, New York, NY 10022.
(5)	Includes 3,122 shares held by the JBW Irrevocable Trust over which Mr. Fisher exercises no investment or voting control. Mr. Fisher disclaims beneficial ownership of these shares. A family trust, of which Mr. Fisher’s wife serves as trustee, also has an indirect interest through a limited partnership that is an affiliate of Fusion, in less than one percent (1%) of the Class A common stock.
(6)	The address for Mr. George Fisher is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.
(7)	The address for Mr. Reisch, Mr. Carousso and Ms. Hlavaty is c/o Visant Holding Corp., 357 Main Street, Armonk, New York 10504. The address for Mr. Larson is c/o Jostens, Inc., 3601 Minnesota Drive, Suite 400 Minneapolis, MN 55435. The address for Mr. Van Horn is c/o Lehigh Direct, 1900 South 25th Avenue, Broadview, Illinois 60155.
(8)	Includes shares underlying stock options that are currently exercisable or will become exercisable within 60 days.
(9)	Excludes 1,000 and 600 restricted shares of Class A Common Stock granted to Ms. Hlavaty and Mr. Carousso, respectively, in April 2008 . These shares are subject to vesting on January 15, 2010 or earlier under certain circumstances. Ms. Hlavaty and Mr. Carousso, as record owners of these shares, are entitled to all rights of a common stockholders, provided that any cash or in-kind dividends or distributions paid with respect to these restricted shares, which have not vested, shall be withheld by the Company and shall be paid to them only when the restricted shares are fully vested.
(10)	Includes 46,824 shares held by the Reisch Family LLC, of which Mr. Reisch is a member.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans of Holdings as of January 3, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Plan	319,531	$47.67	73,735
2003 Plan	21,861	$30.09	271,819
Equity compensation plans not approved by security holders	—	—	—

Total	341,392	$46.66	345,554

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, we entered into a stockholders agreement (the “2004 Stockholders Agreement”) with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things,

•

a right of each of the Investor Entities to designate a certain number of directors to our board of directors for so long as they hold a certain amount of our common stock. Of the eight members of our board of directors, KKR and DLJMBP III each has the right to designate four of our directors (currently three KKR and two DLJMBP III designees serve on our board) with our Chief Executive Officer and President, Marc L. Reisch, as chairman;

•

certain limitations on transfer of our common stock held by the Investor Entities for a period of four years after the completion of the Transactions, after which, if we have not completed an initial public offering, any Investor Entity wishing to sell any of our common stock held by it must first offer to sell such stock to us and the other Investor Entities, provided that, if we complete an initial public offering during the four years after the completion of the Transactions, any Investor Entity may sell pursuant to its registration rights as described below;

•	a consent right for the Investor Entities with respect to certain corporate actions;

•

the ability of the Investor Entities to “tag-along” their shares of our common stock to sales by any other Investor Entity, and the ability of the Investor Entities to “drag-along” our common stock held by the other Investor Entities under certain circumstances;

•	the right of the Investor Entities to purchase a pro rata portion of all or any part of any new securities offered by us; and

•	a restriction on the ability of the Investor Entities and certain of their affiliates to own, operate or control a business that competes with us, subject to certain exceptions.

Pursuant to the 2004 Stockholders Agreement, an aggregate transaction fee of $25.0 million was paid to the Sponsors upon the closing of the Transactions.

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the Agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. We incurred $3.4 million and $3.2 million as advisory fees to the Sponsors for the years ended January 3, 2009 and December 29, 2007, respectively. The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, we entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of our common stock held by them.

Other

We from time to time transact business with affiliates of our Sponsors. We have retained Capstone Consulting from time to time to provide certain of our businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies and other strategic efforts within the businesses. We paid approximately $0.5 million in 2008 for the services provided by them with no payments made in 2007 and 2006. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone Consulting. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in our parent’s Class A Common Stock and was granted 13,527 options to purchase our parent’s Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Stock Option Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share). As of the end of 2007, these options were fully vested and exercisable.

We have from time to time used the services of Merrill Corporation for financial printing. During 2008, we paid Merrill less than $0.1 million for printing services. During 2007, we paid Merrill $0.1 million for services provided. DLJMBP has an ownership interest in Merrill. Additionally, Mr. John Castro, President and Chief Executive Officer of Merrill, is a former director of Holdings, and retains certain equity in the form of stock options under the 2003 Plan. Further, Mr. Thompson Dean, who served as a member of our Board until January 16, 2007, also served on the board of directors of Merrill while he was a member of our Board.

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we may purchase products and services from certain vendors through CoreTrust on the terms established between CoreTrust and each vendor. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, access to CoreTrust’s group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on products and services purchased by us and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant Holding, Visant, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMB Funds”) and certain of the DLJMB Funds’ co-investors entered into a stock purchase and stockholders’ agreement, or the Syndicate Stockholders Agreement, pursuant to which the DLJMB Funds sold to the co-investors shares of: (1) our Class A Common Stock, (2) our Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock, which has since been repurchased.

The Syndicate Stockholders Agreement contains provisions which, among other things:

•	restrict the ability of the syndicate stockholders to make certain transfers;

•	grant the co-investors certain board observation and information rights;

•	provide for certain tag-along and drag-along rights;

•

grant preemptive rights to the co-investors to purchase a pro rata share of any new shares of common stock issued by Holdings, Visant or Jostens to any of the DLJMB Funds or their successors prior to an initial public offering; and

•	give the stockholders piggyback registration rights in the event of a public offering in which the DLJMB Funds sell shares.

Management Stockholders Agreement

In July 2003, Visant Holding, the DLJMB Funds and certain members of management entered into a stockholders’ agreement that contains certain provisions which, among other things:

•	restrict the ability of the management stockholders to transfer their shares;

•	provide for certain tag-along and drag-along rights;

•	provide certain call and put rights;

•

grant preemptive rights to the management stockholders to purchase a pro rata share of any new shares of common stock issued by Holdings, Visant or Jostens to any of the DLJMB Funds or their successors prior to an initial public offering;

•	grant the DLJMB Funds six demand registration rights; and

•	give the stockholders piggyback registration rights in the event of a public offering in which the DLJMB Funds sell shares.

Other

For a description of the management stockholder’s agreements and sale participation agreements entered into with certain members of management in connection with the Transactions, see matters set forth under Item 11. Executive Compensation.

Review and Approval of Transactions with Related Parties

Under its responsibilities set forth in its charter, our Audit Committee reviews and approves all related party transactions, as required by applicable law, rules or regulations or under our material indebtness agreements and otherwise to the extent it deems necessary or appropriate. The 2004 Stockholders Agreement also requires the consent of the stockholders party thereto to certain related party transactions.

Under our Code of Conduct, we require the disclosure by employees of situations or transactions that reasonably would be expected to give rise to a conflict of interest. Any such situation or transaction should be avoided unless specifically approved. The Code also provides that conflicts of interest may be waived for our directors, executive officers or other principal financial officers only by our Board of Directors or an appropriate committee of the Board.

Director Independence

We are not a listed issuer under the rules of the SEC. For purposes of disclosure under Item 407(a) of Regulation S-K, we use the definition of independence under the listing standards of the New York Stock Exchange. Under such definition, none of the members of our Board of Directors would be considered independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Deloitte & Touche LLP (“D&T”) has been engaged as our independent accountants since February 2005. During 2008, the aggregate audit fees billed to us by D&T were $1.2 million. During 2007, the aggregate audit fees billed to us by D&T were $1.1 million. Such fees were for audits of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements.

Audit-Related Fees

During 2008 and 2007, the audit-related fees billed to us by D&T were each $1.0 million. The fees primarily related to acquisitions, dispositions, Sarbanes-Oxley internal control requirements and accounting services.

Tax Fees

During 2008 and 2007, the aggregate tax fees billed to us by D&T were $0.7 million and $0.9 million, respectively. These fees related to a variety of tax consulting services primarily related to acquisitions, dipositions and certain tax planning and compliance matters.

All Other Fees

In 2008 and 2007, no fees were billed for products and services by D&T, other than as set forth above.

Audit Committee

The Audit Committee has the authority to appoint and retain, replace or terminate the independent auditor. The Audit Committee is directly responsible for the appointment, compensation, evaluation, retention and oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work. The Audit Committee has established policies and procedures for the approval or pre-approval of all auditing services and permitted non-audit services (including, without limitation, accounting services related to merger and acquisition transactions and related financing activities) to be performed for the Company by its independent auditor. The Audit Committee, as permitted by its pre-approval policy, from time to time delegates the approval of certain permitted services or amounts to be incurred for such service to a member of the Audit Committee. The Audit Committee then reviews the delegate’s approval decisions periodically. The Audit Committee approved all audit, audit-related and tax services for the Company performed by D&T in 2008 and 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Financial Statements

(a)	Visant Holding Corp. and subsidiaries

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

(iii)	Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

(v)	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

(b)	Visant Corporation and subsidiaries

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

(iii)	Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

(v)	Consolidated Statements of Changes in Stockholder’s Equity for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

(c)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1(25)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, VHH Merger, Inc. and Von Hoffmann Holdings Inc.

2.2(11)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, AHC Merger, Inc. and AHC I Acquisition Corp.

2.3(12)	Contribution Agreement, dated as of July 21, 2004, between Visant Holding Corp. (f/k/a Jostens Holding Corp.) and Fusion Acquisition LLC.

2.4(2)	Amendment No. 1 to Contribution Agreement, dated as of September 30, 2004, between Visant Holding Corp. and Fusion Acquisition LLC.

2.5(21)	Stock Purchase Agreement, dated January 2, 2007, among Visant Corporation, Visant Holding Corporation and R.R. Donnelley & Sons Company.

2.6(24)	Agreement and Plan of Merger, dated as of February 11, 2008, by and among Visant Corporation, Coyote Holdco Acquisition Company LLC, Phoenix Color Corp., Louis LaSorsa, as stockholders’ representative and the stockholders signatory thereto.

3.1(2)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.)

3.2(18)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(18)	Certificate of Incorporation of Visant Secondary Holdings Corp. (f/k/a Jostens Secondary Holding Corp.).

3.5(18)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.6(18)	By-Laws of Visant Secondary Holding Corp.

3.7(6)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.)

3.8(18)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.9(6)	By-Laws of Visant Corporation.

3.10(16)	Form of Amended and Restated Articles of Incorporation of Jostens, Inc.

3.11(17)	By-Laws of Jostens, Inc.

3.12(15)	Articles of Incorporation of The Lehigh Press, Inc.

3.13(15)	Amended and Restated By-Laws of The Lehigh Press, Inc.

3.14(8)	Certificate of Amendment of Amended and Restated and Certificate of Incorporation of AKI, Inc. (f/k/a Arcade Marketing, Inc.)

3.15(9)	By-Laws of AKI, Inc.

3.16(6)	Certificate of Incorporation of IST, Corp.

3.17(6)	By-Laws of IST, Corp.

3.18(22)	Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of Dixon Direct Corp. (f/k/a Dixon Acquisition Corp.)

Exhibit No.	Exhibit Description
3.19(22)	By-Laws of Dixon Direct Corp.

3.20(22)	Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of Neff Holding Company.

3.21(22)	By-Laws of Neff Holding Company.

3.22(22)	Amended Articles of Incorporation of Neff Motivation, Inc.

3.23(22)	Amended Code of Regulations of Neff Motivation, Inc.

3.24(22)	Certificate of Incorporation of Spice Acquisition Corp.

3.25(22)	By-Laws of Spice Acquisition Corp.

3.26(26)	Certificate of Incorporation of Jaguar Advanced Graphics Group Inc.

3.27(26)	By-Laws of Jaguar Advanced Graphics Group Inc.

3.28(26)	Certificate of Formation of Memory Book Acquisition Company LLC.

3.29(26)	Limited Liability Company Agreement of Memory Book Acquisition Company LLC.

3.30(26)	Certificate of Incorporation of PCC Express, Inc.

3.31(26)	By-Laws of PCC Express, Inc.

3.32(26)	Certificate of Incorporation of Phoenix Color Corp. (f/k/a Phoenix Merger Corp.)

3.33(26)	Amended and Restated By-Laws of Phoenix Color Corp.

3.34(26)	Articles of Organization of Phoenix (Md.) Realty, LLC.

3.35(26)	Operating Agreement of Phoenix (Md.) Realty, LLC.

3.36(26)	Articles of Incorporation of Visual Systems, Inc. (f/k/a Newberg Acquisition, Inc.)

3.37(26)	By-Laws of Visual Systems, Inc. (f/k/a Newbury Acquisition, Inc.)

4.1(4)	Indenture, dated December 2, 2003, between Visant Holding Corp. and The Bank of New York Trust Company, N.A. (f/k/a BNY Midwest Trust Company), as trustee.

4.2(4)	Registration Rights Agreement, dated November 25, 2003 among Visant Holding Corp., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

4.3(6)	Indenture, dated October 4, 2004 among Visant Corporation, the guarantors parties thereto and The Bank of New York Trust Company, N.A. (f/k/a The Bank of New York), as trustee.

4.4(6)	Exchange and Registration Rights Agreement, dated October 4, 2004, among Visant Corporation, the guarantors parties thereto, Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

4.5(2)	Registration Rights Agreement, dated as of October 4, 2004, between Visant Holding Corp. and the Stockholders named therein.

4.6(20)	Indenture, dated April 4, 2006, between Visant Holding Corp. and U.S. Bank National Association, as trustee.

4.7(20)	Registration Rights Agreement, dated April 4, 2006, among Visant Holding Corp., Lehman Brothers Inc. and Banc of America Securities LLC.

10.1(6)	Credit Agreement, dated as of October 4, 2004, among Visant Corporation, as Borrower, Jostens Canada Ltd., as Canadian Borrower, Visant Secondary Holdings Corp., as Guarantor, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent, Credit Suisse First Boston, as Sole Lead Arranger and Sole Bookrunner, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Co-Arrangers and Co-Syndication Agents, and certain other lending institutions from time to time parties thereto.

Exhibit No.	Exhibit Description
10.2(6)	U.S. Guarantee, dated as of October 4, 2004, among Visant Secondary Holdings Corp., each of the subsidiaries of Visant Corporation listed on Annex A thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.3(6)	Canadian Guarantee, dated as of October 4, 2004, among Visant Corporation, Visant Secondary Holdings Corp., the subsidiaries of Visant Corporation listed on Schedule 1 thereto and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.4(6)	Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, each of the subsidiaries of Visant Corporation listed on Annex A thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.5(6)	Canadian Security Agreement, dated as of October 4, 2004, between Jostens Canada Ltd. and Credit Suisse First Boston Toronto Branch, as Canadian administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.6(6)	Pledge Agreement, dated as of October 4, 2004, among Visant Corporation, Visant Secondary Holdings Corp., each of the subsidiaries of Visant Corporation listed on Schedule 1 thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.7(6)	Canadian Pledge Agreement, dated as of October 4, 2004, between Jostens Canada Ltd. and Credit Suisse First Boston Toronto Branch, as Canadian administrative agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.8(6)	Trademark Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.9(6)	Patent Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation., the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.10(6)	Copyright Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.11(13)	Stock Purchase and Stockholders’ Agreement, dated as of September 3, 2003, among Visant Holding Corp., Visant Corporation and the stockholders party thereto.

10.12(15)	Stock Purchase Agreement among Von Hoffmann Corporation, The Lehigh Press, Inc. and the shareholders of The Lehigh Press Inc., dated September 5, 2003.

10.13(14)	Jostens, Inc. Executive Severance Pay Plan-2003 Revision, effective February 26, 2003.*

10.14(7)	Management Stock Incentive Plan established by Jostens, Inc., dated as of May 10, 2000.*

10.15(1)	Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of January 6, 2005.*

10.16(30)	Amended and Restated Employment Agreement, dated as of December 19, 2008, between Visant Holding Corp. and Marc L. Reisch.*

10.17(2)	Management Stockholder’s Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

Exhibit No.	Exhibit Description
10.18(2)	Restricted Stock Award Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.19(2)	Sale Participation Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.20(2)	Stock Option Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.21(10)	Separation Agreement, dated as of July 14, 2004, among Visant Holding Corp., Jostens, Inc. and Robert C. Buhrmaster.*

10.22(5)	Amendment No. 1 and Agreement, dated as of December 21, 2004, to the Credit Agreement dated as of October 4, 2004, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holdings Corp., the lending institutions from time to time parties thereto, Credit Suisse First Boston, as Administrative Agent, and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent.

10.23(1)	Stockholders Agreement, dated as of October 4, 2004, among Visant Holding Corp. and the stockholders named therein.

10.24(2)	Transaction and Monitoring Agreement, dated as of October 4, 2004, between Visant Holding Corp., Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking III, Inc.

10.25(18)	Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of March 14, 2005.*

10.26(18)	Form of Management Stockholder’s Agreement.*

10.27(18)	Form of Sale Participation Agreement.*

10.28(18)	Form of Visant Holding Corp. Stock Option Agreement.*

10.29(18)	Form of Jostens, Inc. Stock Option Agreement.*

10.30(19)	Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated March 22, 2006.*

10.31(14)	Jostens Holding Corp. 2003 Stock Incentive Plan, effective October 30, 2003.*

10.32(30)	Form of Amended and Restated Agreement entered into with respect to Executive Supplemental Retirement Plan.*

10.33(23)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Paul B. Carousso.*

10.34(23)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Marie D. Hlavaty.*

10.35(27)	Separation agreement dated January 7, 2008 by and among Visant Holding Corp., Visant Corporation and Jostens, Inc. and Michael L. Bailey.*

10.36(27)	Amended and restated separation agreement dated March 20, 2008 by and among Visant Holding Corp., Visant Corporation and Jostens, Inc. and Michael L. Bailey.*

10.37(27)	Letter agreement dated October 2, 2006 among Visant Corporation, Jostens, Inc. and Tim Larson.*

10.38(27)	Employment Agreement dated as of January 7, 2008 by and among Visant Corporation, Jostens, Inc. and Timothy Larson.*

10.39(27)	Letter Agreement dated March 20, 2008 among Visant Holding Corp., Visant Corporation and Michael Bailey.*

Exhibit No.	Exhibit Description
10.40(29)	Award Letter to Timothy M. Larson, dated as of April 1, 2008.*

10.41(29)	Form of Restricted Stock Award Agreement.*

10.42(28)	Form of Long-Term Incentive Award Letter.*

12.1(30)	Computation of Ratio of Earnings to Fixed Charges.

14.1(19)	Visant Holding Corp. and Visant Corporation and Subsidiaries Code of Business Conduct and Ethics.

21(30)	Subsidiaries of Visant Holding Corp.

31.1(30)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2(30)	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3(30)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4(30)	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1(30)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2(30)	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3(30)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4(30)	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment No. 2 to Form S-4 (file no. 333-112055), filed on February 14, 2005.
(2)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-4 (file no. 333-112055), filed on November 12, 2004.
(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.
(4)	Incorporated by reference to Visant Holding Corp.’s Form S-4 (file no. 333-112055), filed on January 21, 2004.
(5)	Incorporated by reference to Visant Corporation’s Form S-4/A (file no. 333-120386), filed on February 14, 2005.
(6)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.
(7)	Incorporated by reference to Jostens, Inc.’s Form S-4(file no. 333-45006), filed on September 1, 2000.
(8)	Incorporated by reference to AKI, Inc.’s Form S-4/A (file no. 333-60989), filed on November 13, 1998.
(9)	Incorporated by reference to AKI, Inc.’s Form S-4 (file no. 333-60989), filed on August 7, 1998.
(10)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on November 16, 2004.
(11)	Incorporated by reference to AKI, Inc.’s Form 10-K, filed on September 1, 2004.
(12)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on August 17, 2004.
(13)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 28, 2004.
(14)	Incorporated by reference to Jostens, Inc.’s Form 10-K, filed on April 1, 2004.
(15)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q, filed on November 10, 2003.

(16)	Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on November 12, 2003.
(17)	Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on August 13, 1999.
(18)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed April 1, 2005.
(19)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on March 30, 2006.
(20)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on April 6, 2006.
(21)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on January 5, 2007.
(22)	Incorporated by reference to Visant Holding Corp.’s Form S-1 (file no. 333-142680), filed on May 7, 2007.
(23)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on May 14, 2007.
(24)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on February 15, 2008.
(25)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q/A, filed on August 12, 2004.
(26)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-151052), filed May 20, 2008.
(27)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed March 26, 2008.
(28)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on November 12, 2008.
(29)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-1/A (file no. 333-142680).
(30)	Filed herewith.
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISANT HOLDING CORP. VISANT CORPORATION

Date: April 1, 2009	/s/ MARC L. REISCH
Marc L. Reisch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signature	Title

Date: April 1, 2009	/S/ MARC L. REISCH Marc L. Reisch	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2009	/S/ PAUL B. CAROUSSO Paul B. Carousso	Vice President, Finance (Principal Financial and Accounting Officer)

Date: April 1, 2009	/S/ DAVID F. BURGSTAHLER David F. Burgstahler	Director

Date: April 1, 2009	/S/ GEORGE M.C. FISHER George M.C. Fisher	Director

Date: April 1, 2009	/S/ ALEXANDER NAVAB Alexander Navab	Director

Date: April 1, 2009	/S/ TAGAR C. OLSON Tagar C. Olson	Director

Date:	Charles P. Pieper	Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Visant Holding Corp. and subsidiaries:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-3

Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	F-4

Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-6

Visant Corporation and subsidiaries:

Report of Independent Registered Public Accounting Firm	F-7

Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-8

Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	F-9

Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-10

Consolidated Statements of Changes in Stockholder’s Equity for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-11

Notes to Consolidated Financial Statements	F-12

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Holding Corp.

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Holding Corp. and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Holding Corp. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company adopted the measurement date provision and the recognition and disclosure provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) as of January 3, 2009 and December 29, 2007, respectively.

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 1, 2009

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	2008	2007	2006
Net sales	$1,365,560	$1,270,210	$1,186,604
Cost of products sold	675,801	623,046	587,555

Gross profit	689,759	647,164	599,049
Selling and administrative expenses	472,097	426,740	394,726
Loss (gain) on disposal of fixed assets	958	629	(1,212)
Special charges	14,433	2,922	2,446

Operating income	202,271	216,873	203,089
Interest income	(900)	(1,122)	(2,484)
Interest expense	126,151	145,126	151,484

Income before income taxes	77,020	72,869	54,089
Provision for income taxes	30,704	29,102	15,675

Income from continuing operations	46,316	43,767	38,414
Income from discontinued operations, net of tax	—	110,732	9,561

Net income	$46,316	$154,499	$47,975

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2008	2007
ASSETS
Cash and cash equivalents	$118,273	$59,710
Accounts receivable, net	138,919	138,896
Inventories, net	104,226	103,924
Salespersons overdrafts, net of allowance of $8,144 and $9,969, respectively	28,046	28,730
Income tax receivable	4,710	6,959
Prepaid expenses and other current assets	20,085	19,346
Deferred income taxes	14,923	12,661

Total current assets	429,182	370,226

Property, plant and equipment	422,138	355,341
Less accumulated depreciation	(200,376)	(174,230)

Property, plant and equipment, net	221,762	181,111
Goodwill	1,006,014	935,569
Intangibles, net	602,462	515,343
Deferred financing costs, net	25,108	32,666
Other assets	15,201	12,180
Prepaid pension costs	3,981	64,579

Total assets	$2,303,710	$2,111,674

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$137,000	$714
Accounts payable	54,529	46,735
Accrued employee compensation and related taxes	43,496	37,245
Commissions payable	22,870	23,468
Customer deposits	183,869	184,461
Interest payable	14,632	12,273
Other accrued liabilities	35,047	30,106

Total current liabilities	491,443	335,002

Long-term debt—less current maturities	1,413,700	1,392,107
Deferred income taxes	161,323	177,929
Pension liabilities, net	57,462	25,011
Other noncurrent liabilities	40,192	29,748

Total liabilities	2,164,120	1,959,797

Mezzanine equity	9,823	9,768

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,978,629 and 5,975,618 at January 3, 2009 and December 29, 2007, respectively
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at January 3, 2009 and December 29, 2007
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 at January 3, 2009 and December 29, 2007	60	60
Additional paid-in-capital	175,579	175,894
Accumulated deficit	(19,979)	(67,013)
Treasury stock	(336)	(238)
Accumulated other comprehensive (loss) income	(25,557)	33,406

Total stockholders’ equity	129,767	142,109

Total liabilities, mezzanine equity and stockholders’ equity	$2,303,710	$2,111,674

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2008	2007	2006
Net income	$46,316	$154,499	$47,975
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(110,732)	(9,561)
Depreciation	44,320	37,385	30,961
Amortization of intangible assets	58,033	48,902	49,832
Amortization of debt discount, premium and deferred financing costs	29,120	37,610	30,754
Other amortization	665	669	804
Deferred income taxes	1,768	(21,491)	(27,553)
Loss (gain) on sale of assets	958	629	(1,212)
Stock-based compensation	8,054	1,040	236
Excess tax benefit from share based arrangements	(621)	—	—
Loss on asset impairments	2,680	—	2,341
Other	3,136	—	—
Changes in assets and liabilities:
Accounts receivable	12,765	14,548	(10,568)
Inventories	3,651	7,510	(5,965)
Salespersons overdrafts	492	(1,219)	3,321
Prepaid expenses and other current assets	(382)	1,151	(4,903)
Accounts payable and accrued expenses	(164)	(16,133)	17,780
Customer deposits	94	12,351	10,021
Commissions payable	(511)	1,184	2,711
Income taxes receivable	3,567	5,022	(4,125)
Interest payable	2,359	(954)	2,833
Other	(10,434)	(7,514)	(8,411)

Net cash provided by operating activities of continuing operations	205,866	164,457	127,271
Net cash (used in) provided by operating activities of discontinued operations	—	(5,147)	35,355

Net cash provided by operating activities	205,866	159,310	162,626

Purchases of property, plant and equipment	(52,352)	(56,370)	(51,874)
Proceeds from sale of property and equipment	1,791	1,936	10,526
Acquisition of businesses, net of cash acquired	(221,600)	(58,328)	(55,792)
Additions to intangibles	(1,799)	(2,224)	—
Other investing activities, net	(341)	(461)	(413)

Net cash used in investing activities of continuing operations	(274,301)	(115,447)	(97,553)
Net cash provided by investing activities of discontinued operations	—	396,090	44,986

Net cash (used in) provided by investing activities	(274,301)	280,643	(52,567)

Net decrease in book overdrafts	(941)	—	—
Net short-term borrowings (repayments)	136,286	714	(11,454)
Repurchase of common stock and payments for stock-based awards	(8,426)	(755)	—
Principal payments on long-term debt	—	(400,000)	(100,000)
Proceeds from issuance of long-term debt	—	—	350,000
Excess tax benefit from share based arrangements	621	—	—
Distribution to stockholders	—	—	(340,700)
Debt financing costs	—	—	(9,719)

Net cash provided by (used in) financing activities	127,540	(400,041)	(111,873)

Effect of exchange rate changes on cash and cash equivalents	(542)	1,020	(114)

Increase (decrease) in cash and cash equivalents	58,563	40,932	(1,928)
Cash and cash equivalents, beginning of period	59,710	18,778	20,706

Cash and cash equivalents, end of period	$118,273	$59,710	$18,778

Supplemental information:
Interest paid	$93,889	$107,820	$116,376
Income taxes paid, net of refunds	$24,026	$57,031	$55,991

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common shares		Additional paid-in capital	Treasury Stock	Accumulated (deficit) earnings	Accumulated other comprehensive income (loss)	Total
In thousands	Number	Amount
Balance—December 31, 2005	5,974	$60	$525,593	$—	$(270,968)	$600	$255,285

Net income					47,975		47,975
Cumulative translation adjustment						654	654
Minimum pension liability						(137)	(137)

Comprehensive income							48,492
Reclass to mezzanine equity			(9,717)				(9,717)
Distribution to stockholders			(340,700)				(340,700)
Issuance of common stock	3						—
Stock-based compensation expense			251				251

Balance—December 30, 2006	5,977	$60	$175,427	$—	$(222,993)	$1,117	$(46,389)

Net income					154,499		154,499
Cumulative effect related to FIN 48 adoption					1,481		1,481
Cumulative translation adjustment						(206)	(206)
Repurchase of treasury stock	(1)			(238)			(238)
Minimum pension liability						108	108

Comprehensive income							155,644
Reclass to mezzanine equity			(51)				(51)
Recognition of funded status of defined benefit plans for adoption of SFAS No. 158						32,387	32,387
Stock-based compensation expense			518				518

Balance—December 29, 2007	5,976	$60	$175,894	$(238)	$(67,013)	$33,406	$142,109

Net income					46,316		46,316
Cumulative translation adjustment						2,779	2,779
Repurchase of treasury stock	(4)			(1,080)			(1,080)
Reissuance of treasury stock for net share settlement of common stock	4		(1,496)	982			(514)
Tax benefit of stock-based compensation expense			621				621
Minimum pension liability, net						29	29
Pension and other postretirement benefit adjustments						(61,771)	(61,771)

Comprehensive income							(13,620)
Reclass to mezzanine equity			(56)				(56)
Recognition of measurement date change for adoption of SFAS No. 158					718		718
Issuance of common stock	3						—
Stock-based compensation expense			616				616

Balance—January 3, 2009	5,979	$60	$175,579	$(336)	$(19,979)	$(25,557)	$129,767

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Corporation

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Corporation and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Corporation and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company adopted the measurement date provision and the recognition and disclosure provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) as of January 3, 2009 and December 29, 2007, respectively.

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 1, 2009

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	2008	2007	2006
Net sales	$1,365,560	$1,270,210	$1,186,604
Cost of products sold	675,801	623,046	587,555

Gross profit	689,759	647,164	599,049
Selling and administrative expenses	463,563	425,521	394,366
Loss (gain) on disposal of fixed assets	958	629	(1,212)
Special charges	14,433	2,922	2,446

Operating income	210,805	218,092	203,449
Interest income	(897)	(1,118)	(2,449)
Interest expense	70,007	91,303	107,871

Income before income taxes	141,695	127,907	98,027
Provision for income taxes	54,647	49,742	31,214

Income from continuing operations	87,048	78,165	66,813
Income from discontinued operations, net of tax	—	110,732	9,561

Net income	$87,048	$188,897	$76,374

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2008	2007
ASSETS
Cash and cash equivalents	$117,601	$59,142
Accounts receivable, net	138,919	138,896
Inventories, net	104,226	103,924
Salespersons overdrafts, net of allowance of $8,144 and $9,969, respectively	28,046	28,730
Prepaid expenses and other current assets	20,133	19,420
Deferred income taxes	14,923	12,661

Total current assets	423,848	362,773

Property, plant and equipment	422,138	355,341
Less accumulated depreciation	(200,376)	(174,230)

Property, plant and equipment, net	221,762	181,111
Goodwill	1,006,014	935,569
Intangibles, net	602,462	515,343
Deferred financing costs, net	15,605	21,272
Other assets	15,201	12,180
Prepaid pension costs	3,981	64,579

Total assets	$2,288,873	$2,092,827

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$137,000	$714
Accounts payable	54,529	46,735
Accrued employee compensation and related taxes	43,496	37,245
Commissions payable	22,870	23,468
Customer deposits	183,869	184,461
Income taxes payable	3,034	1,135
Interest payable	10,112	9,781
Other accrued liabilities	35,047	30,106

Total current liabilities	489,957	333,645

Long-term debt—less current maturities	816,500	816,500
Deferred income taxes	198,018	206,201
Pension liabilities, net	57,462	25,011
Other noncurrent liabilities	39,635	29,748

Total liabilities	1,601,572	1,411,105

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at January 3, 2009 and December 29, 2007	—	—
Common stock $.01 par value; authorized 1,000 shares; issued and outstanding at January 3, 2009 and December 29, 2007	—	—
Additional paid-in-capital	606,749	629,973
Accumulated earnings	106,109	18,343
Accumulated other comprehensive (loss) income	(25,557)	33,406

Total stockholder’s equity	687,301	681,722

Total liabilities and stockholder’s equity	$2,288,873	$2,092,827

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2008	2007	2006
Net income	$87,048	$188,897	$76,374
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(110,732)	(9,561)
Depreciation	44,320	37,385	30,961
Amortization of intangible assets	58,033	48,902	49,832
Amortization of debt discount, premium and deferred financing costs	5,636	14,329	9,880
Other amortization	665	669	804
Deferred income taxes	10,191	(12,944)	(20,683)
Loss (gain) on sale of assets	958	629	(1,212)
Loss on asset impairments	2,680	—	2,341
Other	3,136	—	—
Changes in assets and liabilities:
Accounts receivable	12,765	14,548	(10,568)
Inventories	3,651	7,510	(5,965)
Salespersons overdrafts	492	(1,219)	3,321
Prepaid expenses and other current assets	(382)	1,151	(4,903)
Accounts payable and accrued expenses	(164)	(16,133)	17,780
Customer deposits	94	12,351	10,021
Commissions payable	(511)	1,184	2,711
Income taxes payable	2,596	3,902	4,543
Interest payable	331	(869)	256
Other	(10,358)	(7,070)	(8,822)

Net cash provided by operating activities of continuing operations	221,181	182,490	147,110
Net cash (used in) provided by operating activities of discontinued operations	—	(5,147)	35,355

Net cash provided by operating activities	221,181	177,343	182,465

Purchases of property, plant and equipment	(52,352)	(56,370)	(51,874)
Proceeds from sale of property and equipment	1,791	1,936	10,526
Acquisition of businesses, net of cash acquired	(221,600)	(58,328)	(55,792)
Additions to intangibles	(1,799)	(2,224)	—
Other investing activities, net	(341)	(461)	(413)

Net cash used in investing activities of continuing operations	(274,301)	(115,447)	(97,553)
Net cash provided by investing activities of discontinued operations	—	396,090	44,986

Net cash (used in) provided by investing activities	(274,301)	280,643	(52,567)

Net decrease in book overdrafts	(941)	—	—
Net short-term borrowings (repayments)	136,286	714	(11,454)
Principal payments on long-term debt	—	(400,000)	(100,000)
Distribution to stockholders	(23,224)	(18,621)	(20,161)

Net cash provided by (used in) financing activities	112,121	(417,907)	(131,615)

Effect of exchange rate changes on cash and cash equivalents	(542)	1,020	(114)

Increase (decrease) in cash and cash equivalents	58,459	41,099	(1,831)
Cash and cash equivalents, beginning of period	59,142	18,043	19,874

Cash and cash equivalents, end of period	$117,601	$59,142	$18,043

Supplemental information:
Interest paid	$62,264	$77,195	$96,630
Income taxes paid, net of refunds	$30,755	$57,031	$55,991

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Common shares		Additional paid-in capital	Accumulated (deficit) earnings	Accumulated other comprehensive income (loss)	Total
In thousands	Number	Amount
Balance—December 31, 2005	1	$—	$668,758	$(248,409)	$600	$420,949

Net income				76,374		76,374
Cumulative translation adjustment					654	654
Minimum pension liability					(137)	(137)

Comprehensive income						76,891
Distribution to Visant Holding Corp.			(20,159)			(20,159)

Balance—December 30, 2006	1	$—	$648,599	$(172,035)	$1,117	$477,681

Net income				188,897		188,897
Cumulative effect of FIN 48 adoption				1,481		1,481
Cumulative translation adjustment					(206)	(206)
Minimum pension liability					108	108

Comprehensive income						190,280
Recognition of funded status of defined benefit plans for adoption of SFAS No. 158					32,387	32,387
Distribution to Visant Holding Corp.			(18,626)			(18,626)

Balance—December 29, 2007	1	$—	$629,973	$18,343	$33,406	$681,722

Net income				87,048		87,048
Cumulative translation adjustment					2,779	2,779
Minimum pension liability, net					29	29
Pension and other postretirement benefit adjustments					(61,771)	(61,771)

Comprehensive income						28,085
Recognition of measurement date change for adoption of SFAS No. 158				718		718
Distribution to Visant Holding Corp.			(23,224)			(23,224)

Balance—January 3, 2009	1	$—	$606,749	$106,109	$(25,557)	$687,301

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Description of Business

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. The Company sells products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price.

Basis of Presentation

The consolidated financial statements included herein are:

•	Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which includes Visant Corporation (Visant); and

•	Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than stock compensation expense, interest expense and the related income tax effect of certain indebtedness of Holdings, including Holdings’ senior discount notes, which had an accreted value of $247.2 and $225.6 million as of January 3, 2009 and December 29, 2007, respectively, including interest thereon, and $350.0 million of Holdings’ 8.75% senior notes due 2013.

All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31st and as a result, a 53rd week is added approximately every sixth year. The Company’s 2008 fiscal year ended on January 3, 2009, and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates.

Revenue Recognition

The SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 104, the Company recognizes revenue when the earnings process is complete, evidenced by an agreement between the Company and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized when (1) products are shipped (if shipped FOB shipping point), (2) products are delivered (if shipped FOB destination) or (3) as

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and the Company has no further performance obligations.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $6.3 million for 2008, $7.1 million for 2007 and $5.6 million for 2006.

Foreign Currency Translation

Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in other comprehensive income (loss).

Supplier Concentration

Jostens purchases substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany. Arcade’s products utilize specific grades of paper and foil laminates for which we rely on limited suppliers with whom we do not have written supply agreements in place.

Derivative Financial Instruments

All derivatives are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires that the Company recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion, if any, of a derivative’s change in fair value is recognized in earnings in the current period. The Company had no such instruments as of January 3, 2009 and December 29, 2007.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires the recognition of compensation expense related to all equity awards granted including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. For the years ended January 3, 2009, December 29, 2007 and December 30, 2006, the Company recognized compensation expense related to stock options of approximately $8.1 million, $1.0 million and $0.2 million, respectively, which is included in selling and administrative expenses. Refer to Note 16, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require Holdings to purchase the common shares or vested options from the holder (estate) and settle the amounts in cash. In accordance with SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of January 3, 2009 and December 29, 2007, respectively.

Cash and Cash Equivalents

All investments with an original maturity of three months or less on their acquisition date are considered to be cash equivalents.

Allowance for Doubtful Accounts

The Company makes estimates of potentially uncollectible customer accounts receivable and evaluates the adequacy of the allowance periodically. The evaluation considers historical loss experience, the length of time receivables are past due, adverse situations that may affect a customer’s ability to pay, and prevailing economic conditions. The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for Sales Returns

The Company makes estimates of potential future product returns related to current period product revenue. The Company evaluates the adequacy of the allowance periodically. This evaluation considers historical return experience, changes in customer demand and acceptance of the Company’s products and prevailing economic conditions. The Company makes adjustments to the allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for Salespersons Overdrafts

The Company makes estimates of potentially uncollectible receivables arising from sales representative draws paid in advance of earned commissions. These estimates are based on historical commissions earned and length of service for each sales representative. The Company evaluates the adequacy of the allowance on a periodic basis. The evaluation considers historical loss experience, length of time receivables are past due, adverse situations that may affect a sales representative’s ability to repay and prevailing economic conditions. The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by using standard costing, which approximates the first-in, first-out (FIFO) method for all inventories except gold, which are determined using the last-in, first-out (LIFO) method. Cost includes direct materials, direct labor and applicable overhead. Obsolescence adjustments are provided as necessary in order to approximate inventories at market value. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost except when adjusted to fair value in applying purchase accounting in conjunction with an acquisition or merger or when recording an impairment. Maintenance and repairs are charged to operations as incurred. Major renewals and improvements are capitalized. Depreciation is determined for financial reporting purposes by using the straight-line method over the following estimated useful lives:

Years
Buildings	7 to 40
Machinery and equipment	3 to 12
Capitalized software	2 to 5
Transportation equipment	4 to 10
Furniture and fixtures	3 to 7

Capitalization of Internal-Use Software

Costs of software developed or obtained for internal use are capitalized once the preliminary project stage has concluded, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and ready for its intended use.

Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2008 and there were no indications of impairment.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are evaluated in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying SFAS No. 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in the evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate used to evaluate potential investments. The Company recorded a $1.1 million impairment loss related to the closure of the Pennsauken, New Jersey building and a $1.6 million impairment loss related to the closure of the Chattanooga, Tennessee building for fiscal year 2008. Refer to Note 3, Restructuring Activity and Other Special Charges, for further details.

Customer Deposits

Amounts received from customers in the form of cash down payments to purchase goods and services are recorded as a liability until the goods or services are delivered.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense represents the taxes payable for the current period, the changes in deferred taxes during the year, and the effect of changes in the tax reserve requirements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. For fiscal years ended 2008, 2007 and 2006, the provision for the total net warranty costs are $4.7 million, $4.5 million, and $4.4 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs in the accompanying consolidated balance sheets were approximately $0.6 million as of January 3, 2009 and December 29, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires: the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective as of the end of the fiscal year ending after December 15, 2007. The Company adopted the balance sheet recognition provisions of SFAS No. 158 as of December 29, 2007, which resulted in an increase to prepaid pension assets of $64.6 million, an increase to total liabilities of $32.2 million and an increase to stockholders’ equity of $32.4 million, net of taxes. SFAS No. 158 also requires plan assets and benefit obligations to be measured as of the balance sheet of the Company’s fiscal year-end. The Company had historically used a September 30th measurement date. Accordingly, as of the end of our 2008 fiscal year, we changed the measurement date for our annual pension and postretirement benefits expense and all plan assets and liabilities from September 30th to our year-end balance sheet date. As a result of this change in measurement date, we recorded a $0.7 million increase to ended accumulated deficit, net of tax.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined. The FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, FSP No. FAS 157-2 and FSP No. FAS 157-3. FSP No. FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis. The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. The Company does not expect this standard to have a material impact, if any, on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective as of the beginning of the Company’s 2008 fiscal year. The Company has adopted SFAS No. 159 and has elected not to apply the fair value option to any financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things: impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008. The Company does not expect SFAS No. 141 (R) to have a material impact, if any, on its financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for the Company’s 2009 fiscal year. The Company does not expect this standard to have a material impact, if any, on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect this standard to have a material impact, if any, on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP will require certain additional disclosures for the Company’s 2009 fiscal year and the application to useful life estimates prospectively for intangible assets acquired after December 15, 2008. The Company does not expect FSP FAS 142-3 to have a material impact, if any, on its financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pension and Other Postretirement Benefits and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect FSP FAS 132(R)-1 to have a material impact, if any, on its financial statements.

2.	Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) completed transactions which created a marketing and publishing services enterprise, servicing the school affinity products, direct marketing, fragrance and cosmetics sampling and educational publishing market segments through the consolidation of Jostens, Von Hoffmann and Arcade (the “Transactions”).

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”) and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of the Company and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of January 3, 2009, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of the voting interests of the Company, while each continued to hold approximately 44.6% of the economic interests. As of January 3, 2009, the other co-investors held approximately 8.4% of the voting interests and 9.1% of the economic interests of the Company, and members of management held approximately 1.6% of the voting interests and approximately 1.7% of the economic interests of Holdings.

3.	Restructuring Activity and Other Special Charges

Special charges of $14.4 million for the year ended January 3, 2009 included $7.6 million of restructuring costs and $6.8 million of other special charges. The Marketing and Publishing Services segment incurred $3.7 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities, $2.0 million of restructuring costs related to the consolidation of the Chattanooga, Tennessee facilities and $0.3 million of other severance and related benefits. The Scholastic segment incurred $0.7 million of severance and related benefits in connection with the restructuring of certain Jostens international operations, $0.4 million of severance and related benefits associated with other headcount reductions and less than $0.1 million of costs related to the closure of the Attleboro, Massachusetts facility. Our Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. Other special charges included $3.1 million of non-cash write-offs in our Scholastic segment related to accumulated foreign currency translation balances and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Also included were $3.3 million of charges in our Marketing and Publishing Services segment in connection with the closure of the Pennsauken, New Jersey and consolidation of the Chattanooga, Tennessee facilities which included $2.7 million for non-cash asset impairment charges. Additionally, Visant incurred $0.1 million of other severance and related benefits charges. Headcount reductions related to these activities totaled 330, 28 and 35 for the Marketing and Publishing Services, Scholastic and Memory Book segments, respectively.

For the year ended December 29, 2007, the Company recorded $2.3 million of restructuring for severance and related benefit costs primarily in the Scholastic segment related to the closure of the Attleboro, Massachusetts facility and $1.0 million related to termination benefits for management executives offset by a reversal of $0.4 million associated with the reductions in severance liability for the Scholastic and Memory Book segments. The net severance costs and related benefits of $1.9 million consisted of $1.7 for Scholastic and $0.2 million for Marketing and Publishing Services. Additionally, headcount reductions related to these activities totaled 177 and eight employees for Scholastic and Marketing and Publishing Services segments, respectively.

For the year ended December 30, 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the value of the former Jostens’ corporate buildings, which were later sold, and net $0.1 million of special charges for severance and related benefit costs. The severance costs and related benefits included $0.1 million for the Memory Book segment and $0.1 million for the Scholastic segment. The Marketing and Publishing Services segment incurred $0.2 million of special charges for severance costs and related benefits offset by a reduction of $0.3 million of the restructuring accrual that related to withdrawal liability under a union retirement plan that arose in connection with the consolidation of certain operations. Additionally, headcount reductions related to these activities totaled five, 13 and four employees for the Memory Book, Scholastic and Marketing and Publishing Services segment, respectively.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Restructuring accruals of $2.4 million as of January 3, 2009 and $2.1 million as of December 29, 2007 are included in other accrued liabilities in the consolidated balance sheets. The accruals as of January 3, 2009 included amounts provided for severance related to reductions in administrative and factory employees from Jostens and the Marketing and Publishing Services segment.

On a cumulative basis through January 3, 2009, the Company incurred $27.0 million of employee severance costs related to initiatives that began in 2004 (“2004 initiatives”), which affected 832 employees. To date, the Company has paid $24.6 million in cash related to these initiatives.

Changes in the restructuring accruals during fiscal 2008 were as follows:

In thousands	2008 Initiatives	2007 Initiatives	2006 Initiatives	Total
Balance at December 29, 2007	$—	$2,110	$43	$2,153
Restructuring charges	7,578	30	8	7,616
Severance paid	(5,183)	(2,107)	(51)	(7,341)

Balance at January 3, 2009	$2,395	$33	$—	$2,428

The Company expects the majority of the remaining balances to be paid during 2009.

4.	Acquisitions

2008 Acquisition

On April 1, 2008, the Company announced the completion of the acquisition of Phoenix Color Corp. (“Phoenix Color”), a book component manufacturer, including cash on hand of $1.3 million and restrictive covenants with certain key Phoenix Color stockholders, for approximately $222.9 million in cash, subject to adjustment. The acquisition was accomplished through a merger of a wholly owned subsidiary of Visant and Phoenix Color, with Phoenix Color as the surviving entity. All outstanding indebtedness of Phoenix Color was repaid by Phoenix Color in connection with the closing of the merger. The results of the Phoenix Color operations are reported as part of the Marketing and Publishing Services segment from the acquisition date, and as such, all of its goodwill is allocated to that segment. None of the goodwill or intangible assets will be amortizable for tax purposes.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”). The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price for the Phoenix Color acquisition, subject to adjustment, was as follows:

In thousands	January 3, 2009
Current assets	$38,148
Property, plant and equipment	29,132
Intangible assets	138,267
Goodwill	69,789
Long-term assets	892
Current liabilities	(12,050)
Long-term liabilities	(41,264)

$222,914

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In connection with the purchase accounting related to the acquisition of Phoenix Color, the intangible assets and goodwill approximated $208.1 million which consisted of:

In thousands	January 3, 2009
Customer relationships	$104,000
Trademarks	18,000
Restrictive covenants	16,267
Goodwill	69,789

$208,056

Customer relationships are being amortized over a fifteen-year period. The restrictive covenants are being amortized over the average life of the respective agreements, of which the average term is three years.

This acquisition is not considered material to the Company’s results of operations, financial position or cash flows.

2007 Acquisitions

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary, Neff Motivation, Inc. (“Neff”), for approximately $30.5 million in cash, including cash on hand of $3.0 million. Neff is a single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. (“VSI”), a supplier in the overhead transparency and book component business. The Company acquired VSI for approximately $25.1 million (including a payment of $1.0 million to be made in 2009). VSI conducts business under the name of Lehigh Milwaukee.

On October 1, 2007, the Company’s wholly owned subsidiary, Memory Book Acquisition LLC, acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated (“Publishing Enterprises”), a producer of school memory books and student planners for $6.8 million.

The acquisitions were accounted for as purchases in accordance with the provisions of SFAS No. 141. The costs of the acquisitions were allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the aggregate purchase price for the Neff, VSI and Publishing Enterprises acquisitions was as follows:

In thousands	January 3, 2009
Current assets	$16,767
Property, plant and equipment	8,997
Intangible assets	24,450
Goodwill	24,142
Long-term assets	131
Current liabilities	(6,612)
Long-term liabilities	(5,672)

$62,203

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In connection with the purchase accounting related to the acquisition of Neff, VSI and the Publishing Enterprises assets, intangible assets and goodwill approximated $28.0 million, $15.3 million and $5.2 million, respectively, which consisted of:

In thousands	January 3, 2009
Customer relationships	$16,840
Trademarks	6,300
Restrictive covenants	1,310
Goodwill	24,142

$48,592

Customer relationships are being amortized over a ten-year period. The restrictive covenants are being amortized over the average life of the respective agreements, of which the average term is two years.

The results of Neff’s operations are reported as part of the Scholastic segment from the acquisition date, and, accordingly, all of its goodwill is allocated to that segment. None of the goodwill will be amortizable for tax purposes. The results of VSI are included in the Marketing and Publishing services segment from the acquisition date, and substantially all of the goodwill will be fully amortizable for tax purposes. The results of Memory Book Acquisition LLC, which acquired substantially all of the assets of Publishing Enterprises, are included in the Memory Book segment from the date of acquisition, and substantially all of the goodwill will be fully amortizable for tax purposes.

These acquisitions, both individually and in the aggregate, are not considered material to the Company’s results of operations, financial position or cash flows.

5.	Discontinued Operations

In May 2007, the Company completed the sale of its Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”), recognizing proceeds of $401.8 million and a gain on sale of $97.9 million. The Von Hoffmann businesses previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The results of the Von Hoffmann businesses have been reported on the condensed consolidated statement of operations in the caption titled “Income from discontinued operations, net of tax.” Previously, the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations.

During 2007, the Company had income from discontinued operations, net of taxes, of $11.1 million from the Von Hoffmann businesses, which were sold in the second quarter of 2007, $0.4 million, net of tax, from the Jostens Photography business, which was sold in the second quarter of 2006, and $1.0 million, net of tax, from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 from the Jostens Recognition business resulted from the reversal of an accrual for potential exposure for which the Company did not believe it was likely to have an ongoing liability.

During 2006, the Company sold its Jostens Photography businesses, which previously comprised a reportable segment, recognizing aggregate net proceeds of $64.1 million and a net loss on the sale of $0.6 million. Accordingly, this business has been reported as discontinued operations for all periods presented.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During 2006, the Company had income from discontinued operations, net of taxes, of $15.7 million from the Von Hoffmann business, which were sold in the second quarter of 2007, and a loss of $5.5 million, net of tax, from the Jostens Photography business, which was sold in the second quarter of 2006.

	Twelve months ended
In thousands	January 3, 2009	December 29, 2007	December 30, 2006
Net sales from discontinued operations	$—	$109,351	$312,482
Pretax income from discontinued operations	—	20,397	16,204
Income tax provision from discontinued operations	—	7,599	6,017

Net operating income from discontinued operations	—	12,798	10,187
Gain (loss) on sale of businesses, net of tax	—	97,934	(626)

Income from discontinued operations, net of tax	$—	$110,732	$9,561

As of January 3, 2009 and December 29, 2007, there were no balances recorded in the balance sheet for discontinued operations.

6.	Accumulated Other Comprehensive Income

The following amounts were included in determining accumulated other comprehensive income for the years indicated:

In thousands	Foreign currency translation	Minimum pension liability	Pension and other postretirement benefit adjustments	Accumulated other comprehensive income
Balance at December 31, 2005	$600	$—	$—	$600
Fiscal 2006 period change	654	(137)	—	517

Balance at December 30, 2006	1,254	(137)	—	1,117
Fiscal 2007 period change	(206)	108	32,387	32,289

Balance at December 29, 2007	1,048	(29)	32,387	33,406
Fiscal 2008 period change	2,779	29	(61,771)	(58,963)

Balance at January 3, 2009	$3,827	$—	$(29,384)	$(25,557)

7.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	2008	2007
Trade receivables	$151,250	$149,080
Allowance for doubtful accounts	(4,308)	(3,304)
Allowance for sales returns	(8,023)	(6,880)

Accounts receivable, net	$138,919	$138,896

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Net inventories were comprised of the following:

In thousands	2008	2007
Raw materials and supplies	$43,491	$28,771
Work-in-process	33,990	37,360
Finished goods	26,745	37,793

Inventories, net	$104,226	$103,924

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $32.5 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at January 3, 2009 and December 29, 2007 was $22.2 million and $26.9 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to this facility of $0.6 million for 2008, $0.5 million for 2007 and $0.6 million for 2006. The obligations under the consignment agreement are guaranteed by Visant.

8.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Company will adopt SFAS 157 for non-financial assets that are recognized or disclosed on a non-recurring basis as of the beginning of the Company’s 2009 fiscal year. With this deferral, the Company has not applied the provisions of SFAS 157 to intangible assets. The Company is still assessing the impact the adoption of SFAS 157 for non-financial assets and liabilities will have on the Company’s results of operations or financial position.

As of the end of 2008, the fair value of the principal amount outstanding under our revolving credit facilities approximated its carrying amount, the fair value of our Term Loan C estimated based on quoted market prices for comparable instruments, was determined to be less than the carrying amounts and the fair value of all other debt obligations, estimated based on quoted market prices, was determined to be less than the carrying amount. The fair value of the Holdings discount notes, with a principal amount of $247.2 million, approximated $180.1 million at January 3, 2009. The fair value of the Holdings senior notes, with a principal amount of $350 million, approximated $274.8 million at January 3, 2009. The fair value of the Visant notes, with a principal amount of $500 million, approximated $421.3 million at January 3, 2009. The fair value of Term Loan C, with a principal amount of $316.5 million, approximated $265.9 million at January 3, 2009. The Holdings discount notes, Holdings senior notes and Visant notes are based on quoted market prices for each respective note. Refer to Note 11, Debt, for additional disclosure in relation to debt.

9.	Property, Plant and Equipment

Net property, plant and equipment consisted of:

In thousands	2008	2007
Land	$13,310	$9,445
Buildings	64,183	41,553
Machinery and equipment	290,288	259,373
Capitalized software	35,322	29,375
Transportation equipment	504	604
Furniture and fixtures	7,217	7,002
Construction in progress	11,314	7,989

Total property, plant and equipment	422,138	355,341
Less accumulated depreciation and amortization	(200,376)	(174,230)

Property, plant and equipment, net	$221,762	$181,111

Depreciation expense was $44.3 million for 2008, $37.4 million for 2007 and $31.0 million for 2006. Amortization related to capitalized software was included in depreciation expense and totaled $3.1 million for 2008, $2.7 million for 2007 and $2.6 million for 2006.

10.	Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is as follows:

In thousands	2008	2007
Balance at beginning of period	$935,569	$919,638
Goodwill additions during the period	70,676	24,524
Reduction in goodwill	—	(8,787)
Currency translation	(231)	194

Balance at end of period	$1,006,014	$935,569

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Additions to goodwill during the year ended January 3, 2009 primarily related to goodwill acquired in the acquisition of Phoenix Color of approximately $69.8 million. Phoenix Color’s results are included in the Marketing and Publishing Services reporting segment from the date of acquisition.

As of January 3, 2009, goodwill has been allocated to our reporting segments as follows:

In thousands	2008	2007
Scholastic	$305,806	$305,438
Memory Book	391,407	391,119
Marketing and Publishing Services	308,801	239,012

	$1,006,014	$935,569

Other Intangible Assets

Information regarding other intangible assets as of January 3, 2009 and December 29, 2007 is as follows:

In thousands	Estimated useful life	2008			2007
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(179,540)	$150,460	$330,000	$(146,034)	$183,966
Internally developed software	2 to 5 years	10,700	(10,700)	$—	10,700	(10,298)	402
Patented/unpatented technology	3 years	20,029	(16,721)	$3,308	19,807	(15,915)	3,892
Customer relationships	4 to 40 years	161,313	(22,415)	$138,898	55,514	(13,100)	42,414
Restrictive covenants	3 to 10 years	91,241	(49,925)	$41,316	70,090	(35,901)	34,189

		613,283	(279,301)	333,982	486,111	(221,248)	264,863
Trademarks	Indefinite	268,480	—	268,480	250,480	—	250,480

		$881,763	$(279,301)	$602,462	$736,591	$(221,248)	$515,343

Amortization expense related to other intangible assets was $58.0 million for 2008, $48.9 million for 2007 and $49.8 million for 2006.

Based on the intangible assets in service as of January 3, 2009, estimated amortization expense for each of the five succeeding fiscal years is $62.2 million for 2009, $58.9 million for 2010, $56.0 million for 2011, $52.3 million for 2012 and $12.8 million for 2013.

Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The impairment

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

testing was completed as of the beginning of the fourth quarter of 2008, and there were no indications of impairment. At the end of 2008 and 2007 the value of goodwill and indefinite-lived intangible totaled approximately $1.3 billion and $1.2 billion, respectively.

11.	Debt

As of the end of 2008 and 2007, the Company’s debt obligations consisted of the following:

In thousands	2008	2007
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount of nil at January 3, 2009 and $21,593 at December 29, 2007 with semi-annual interest accretion through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, principal due and payable at maturity—December 2013	$247,200	$225,607
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity— December 2013	350,000	350,000
Visant:
Borrowings under our senior secured credit facility:
Term Loan C, variable rate, 2.45% at January 3, 2009 and 7.19% at December 29, 2007, with semi-annual interest payments, principal due and payable at maturity—October 1, 2011	316,500	316,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity—October 2012	500,000	500,000

	1,413,700	1,392,107
Borrowings under our revolving credit facility	137,000	714

	$1,550,700	$1,392,821

Maturities of the Company’s long-term debt, at face value, as of the end of 2008 are as follows:

In thousands
Holdings:
2013	$597,200
Visant:
2009	—
2010	—
2011	316,500
2012	500,000
2013	—
Thereafter	—

Total debt	$1,413,700

During 2007, the Company voluntarily prepaid $400.0 million of term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its Term Loans A and C for 2006 through mid-2011. With these pre-payments, the outstanding balance under the Term Loan C facility was

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

reduced to $316.5 million. Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed. As of January 3, 2009, there was $14.0 million outstanding in the form of letters of credit and $137.0 million of short term borrowings against the domestic revolving line of credit, leaving $99.0 million available under the $250 million revolving credit facilities. The revolving credit facilities mature on October 4, 2009. Visant’s senior secured credit facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300 million, which additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities. Restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility.

Holdings Senior Discount Notes and Senior Notes

On December 2, 2003, the Company issued $247.2 million in principal amount at maturity of 10.25% senior discount notes (the “Holdings discount notes”) due December 2013 for gross proceeds of $150.0 million.

The Holdings discount notes are not collateralized, are subordinate in right of payment to all debt and other liabilities of the Company’s subsidiaries, including its senior secured credit facilities and the Visant senior subordinated notes, and are not guaranteed. Cash interest began accruing on the Holdings discount notes in December 2008 and thereafter, cash interest on the Holdings discount notes accrues at a rate of 10.25% per annum and is payable semiannually in arrears commencing June 1, 2009. Prior to December 2008, interest accreted on the Holdings discount notes in the form of an increase in the principal amount of the notes. The Holdings discount notes were issued with an initial accreted value of $150.0 million, resulting in an original issuance discount of $97.2 million. The Holdings discount notes will mature on December 1, 2013. The Holdings discount notes may be redeemed at the option of Holdings on or after December 1, 2008 at prices ranging from 105.125% of principal to 100% in 2011 and thereafter.

The discount accretion has been amortized to interest expense through 2008 and during 2008, 2007 and 2006, the amount of interest expense related to the discount accretion was $21.6 million, $21.5 million and $19.9 million, respectively. As discussed in Note 14, Income Taxes, interest on the Holdings discount notes is not deductible for income tax purposes until it is paid. In addition, transaction fees and related costs of $5.7 million associated with the Holdings discount notes were capitalized and are being amortized as interest expense through December 1, 2013.

At the end of the first quarter of 2006, Holdings issued $350.0 million of 8.75% Senior Notes (the “Holdings senior notes”) due 2013, with settlement on April 4, 2006. As a result, on April 4, 2006, the Company received proceeds net of $9.3 million of deferred financing costs. All net proceeds from the offering were used to fund a dividend to stockholders of Holdings, which was paid on April 4, 2006. The Holdings senior notes are unsecured and are not guaranteed by any of the Company’s subsidiaries and are subordinate in right of payment to all of Holdings’ existing and future secured indebtedness and indebtedness of its subsidiaries, and senior in right of payment to all of Holdings’ existing and future subordinated indebtedness. Cash interest on the Holdings senior notes accrues and is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2006, at a rate of 8.75%. The senior notes became redeemable at the option of Holdings on December 1, 2008, in whole or in part, in cash at prices ranging from 106.563% of principal in 2008 to 100.0% of principal in 2011 and thereafter.

The transaction fees and related costs of $9.7 million associated with the Holdings senior notes were capitalized and are being amortized as interest expense through 2013.

The indentures governing the Holdings discount notes and Holdings senior notes restrict Holdings and its restricted subsidiaries from declaring or paying dividends or making any other distribution (including any

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

payment by Holdings or any restricted subsidiary of Holdings in connection with any merger or consolidation involving Holdings or any of its restricted subsidiaries) on account of Holdings’ or any of its restricted subsidiaries’ equity interests (other than dividends or distributions payable in certain equity interests and dividends payable to Holdings or any restricted subsidiary of Holdings), subject to certain exceptions.

Senior Secured Credit Facility

On October 4, 2004, in connection with the Transactions, Visant entered into a Credit Agreement among Visant, as Borrower, Jostens, Ltd., as Canadian borrower, Visant Secondary Holdings Corp., as Guarantor, the lenders from time to time parties thereto, Credit Suisse First Boston, as Administrative Agent, and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent, providing for senior secured credit facilities in an aggregate amount of $1,270.0 million consisting of $150.0 million of a Term Loan A facility, an $870.0 million Term B loan facility and a $250.0 million revolving credit facilities. Visant’s senior secured credit facilities allow the Company, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300.0 million. Additionally, restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility. Any additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities.

On December 21, 2004, Visant entered into the First Amendment (the “First Amendment”) to the Credit Agreement, dated as of October 4, 2004 (as amended by the First Amendment, the “Credit Agreement”). The First Amendment provided for an $870 million Term C loan facility, the proceeds of which were used to repay in full the outstanding borrowings under the Term B loan facility. Visant effectively reduced the interest rate on its borrowings by 25 basis points by refinancing the Term B facility with a new Term C facility and did not incur any additional borrowings under the First Amendment.

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

The senior secured credit facilities require Visant to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. In addition, the senior secured credit facilities contain certain restrictive covenants which will, among other things, limit Visant’s and its subsidiaries’

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

ability to incur additional indebtedness, pay dividends, prepay subordinated debt, make investments, merge or consolidate, change the business, amend the terms of the Company’s subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate.

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

The borrowings under the Credit Agreement bear a variable interest rate based upon either the London Interbank Offered Rate (“LIBOR”) or an alternative base rate (“ABR”) based upon the greater of the federal funds effective rate plus 0.5%, or the prime rate, plus a fixed margin. The interest rate per year on the Term C loan facility is ABR or LIBOR plus a basis point spread. Both are subject to a step-down determined by reference to a performance test. The Term C loan facility will amortize on a semi-annual basis commencing on July 1, 2005 and mature on October 4, 2011 with amortization prior to the maturity date to be at nominal percentages. In addition, transaction fees and related costs of $38.1 million associated with the senior secured credit facilities were capitalized and are being amortized as interest expense over the lives of the facilities.

The interest rate per year on the revolving credit facilities was initially LIBOR plus 2.50% or ABR plus 1.50% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 2.50% or the Canadian prime rate plus 1.50%) and are subject to adjustment based on pricing grid. The revolving credit facilities contain a sub-facility that allows the Company’s Canadian subsidiary to borrow funds not to exceed $20.0 million of the total $250.0 million facilities. The Company is obligated to pay commitment fees of 0.375% on the unused portion of this facility. The interest rate on the revolving credit facilities and the commitment fee rate are both subject to step-downs determined by reference to a performance test. The annualized weighted average interest rates on short term borrowings under the revolving credit facilities were 4.5% and 8.1% for the fiscal years ending January 3, 2009 and December 29, 2007, respectively.

Visant Senior Subordinated Notes

On October 4, 2004, in connection with the Transactions, Visant issued $500 million in principal amount of 7.625% senior subordinated notes (the “Visant notes”) due October 2012.

The Visant notes are not collateralized, are subordinate in right of payment to all existing and future senior indebtedness of Visant and its subsidiaries and are guaranteed by all restricted subsidiaries that are domestic subsidiaries and guarantee the senior secured credit facilities. Cash interest on the Visant notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2005, at a rate of 7.625%. The Visant notes became redeemable at the option of Visant on or after October 1, 2008 at prices ranging from 103.813% of principal to 100% of principal in 2010 and thereafter. In addition, transaction fees and related costs of $22.8 million associated with the Visant notes were capitalized and are being amortized as interest expense through October 1, 2012.

The indenture governing the Visant notes restricts Visant and its restricted subsidiaries from paying dividends or making any other distributions on account of Visant’s or any restricted subsidiary’s equity interests (including any dividend or distribution payable in connection with any merger or consolidation) other than (1) dividends or distributions by Visant payable in equity interests of Visant or in options, warrants or other rights to purchase equity interests or (2) dividends or distributions by a restricted subsidiary, subject to certain exceptions.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Additional Information

The indentures governing the Holdings discount notes, the Holdings senior notes and the Visant senior subordinated notes also contain numerous covenants including, among other things, restrictions on the Company’s ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of restricted subsidiaries to make dividends or distributions to the Company; engage in transactions with affiliates; and create liens.

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

As of January 3, 2009, the Company was in compliance with all covenants under its material debt obligations.

12.	Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. There were no open interest rate or forward foreign currency exchange contracts at the end of 2008 and 2007.

13.	Commitments and Contingencies

Leases

Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense for continuing operations was $7.8 million for 2008, $7.3 million for 2007 and $6.4 million for 2006. Future minimum lease payments under the leases are as follows:

In thousands
2009	$7,062
2010	5,319
2011	5,153
2012	4,931
2013	2,691
Thereafter	3,337

Total lease payments	$28,493

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. In fiscal year

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2008, the Company entered into purchase commitment contracts totaling $14.7 million with delivery dates occurring through 2009. The forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS No. 133. As of the end of 2008, the fair market value of open precious metal forward contracts was $15.8 million based on quoted future prices for each contract.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters, and from time to time the Company may be involved in remedial and compliance efforts.

Legal Proceedings

In communications with U.S. Customs and Border Protection (“Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest on the loss of revenue, if any is determined. A review of Jostens’ import practices revealed that, during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from Customs during the period of December 2006 through May 2007, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003. In a separate penalty notice, Customs calculated a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). Jostens has filed various petitions with Customs disputing Customs’ claims and advancing arguments to support that no loss of revenue or penalty should be issued against us, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In response to Jostens’ petitions, Customs has withdrawn its penalty notice, but restated its loss of revenue demand in order to close out Jostens’ prior disclosure. In response to this demand, Jostens filed a supplement to its prior disclosure presenting arguments for Customs’ consideration supporting that the subject imports at the time of entry were entitled to duty free status. Based on these arguments, Jostens has determined that it may owe nominal additional processing fees for this imported merchandise. Accordingly, it has tendered these potentially unpaid fees, plus calculated interest to assist Customs with its review of our disclosure or, as an alternative, for Custom’s consideration as an offer in compromise to settle this matter. We understand that the matter is currently under review by Customs. In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens has agreed to waivers of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired, to June 20, 2010. Jostens intends to continue to vigorously defend its position and has recorded no accrual for any additional potential liability pending further communication with Customs. It is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed from receiving duty free treatment for the subject imports. Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

We are also a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We do not believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will be material.

14.	Income Taxes

Holdings files a consolidated federal income tax return which includes Visant and its domestic subsidiaries. Holdings and its subsidiaries file state tax returns on a consolidated or a separate subsidiary basis as required in the applicable jurisdictions.

Holdings

The U.S. and foreign components of income from continuing operations before income taxes and the provision for income taxes from continuing operations of Holdings consist of:

In thousands	2008	2007	2006
Domestic	$70,234	$66,511	$45,995
Foreign	6,786	6,358	8,094

Income before income taxes	$77,020	$72,869	$54,089

Federal	$21,677	$39,621	$34,480
State	8,679	8,822	5,855
Foreign	1,491	2,059	2,927

Total current income taxes	31,847	50,502	43,262
Deferred	(1,143)	(21,400)	(27,587)

Provision for income taxes	$30,704	$29,102	$15,675

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes from continuing operations for financial reporting purposes is as follows:

In thousands	2008		2007		2006
Federal tax at statutory rate	$26,957	35.0%	$25,504	35.0%	$18,931	35.0%
State tax, net of federal tax benefit	3,709	4.8%	3,497	4.8%	1,614	3.0%
State deferred tax rate change, net of federal benefit	1,268	1.6%	1,198	1.6%	(2,950)	(5.5%)
Foreign tax credits (generated) used, net	(1,331)	(1.7%)	(1,996)	(2.7%)	957	1.8%
Foreign earnings repatriation, net	2,260	2.9%	1,926	2.6%	1,679	3.1%
Domestic manufacturing deduction	(1,254)	(1.6%)	(2,667)	(3.7%)	(1,373)	(2.5%)
(Decrease) increase in deferred tax valuation allowance	(102)	(0.1%)	1,432	2.0%	(2,743)	(5.1%)
Other differences, net	(803)	(1.0%)	208	0.3%	(440)	(0.8%)

Provision for income taxes	$30,704	39.9%	$29,102	39.9%	$15,675	29.0%

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The tax effect of temporary differences which give rise to deferred tax assets and liabilities from continuing operations are:

In thousands	2008	2007
Tax depreciation in excess of book	$(18,850)	$(11,825)
Basis difference on property, plant and equipment	(5,914)	(5,430)
Capitalized software development costs	(3,268)	(2,724)
Pension benefits	(5,163)	(42,798)
Basis difference on intangible assets	(218,795)	(180,701)
Other	(4,357)	(3,911)

Deferred tax liabilities	(256,347)	(247,389)

Reserves for accounts receivable and salespersons overdrafts	8,177	7,972
Reserves for employee benefits	19,428	16,191
Other reserves not recognized for tax purposes	5,371	4,187
Foreign tax credit carryforwards	14,731	14,833
Net operating loss and state tax credit carryforwards	12,820	—
Basis difference on pension liabilities	16,607	19,128
Amortization of original issue discount	35,913	27,889
Other	11,631	6,754

Deferred tax assets	124,678	96,954
Valuation allowance	(14,731)	(14,833)

Deferred tax assets, net	109,947	82,121

Net deferred tax liability	$(146,400)	$(165,268)

Visant

The U.S. and foreign components of income from continuing operations before income taxes and the provision for income taxes from continuing operations of Visant consist of:

In thousands	2008	2007	2006
Domestic	$134,909	$121,549	$89,933
Foreign	6,786	6,358	8,094

Income before income taxes	$141,695	$127,907	$98,027

Federal	$36,102	$50,761	$42,908
State	9,774	9,775	6,340
Foreign	1,491	2,059	2,927

Total current income taxes	47,367	62,595	52,175
Deferred	7,280	(12,853)	(20,961)

Provision for income taxes	$54,647	$49,742	$31,214

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes from continuing operations for financial reporting purposes is as follows:

In thousands	2008		2007		2006
Federal tax at statutory rate	$49,593	35.0%	$44,767	35.0%	$34,309	35.0%
State tax, net of federal tax benefit	4,970	3.5%	4,537	3.5%	2,172	2.2%
State deferred tax rate change, net of federal benefit	1,314	0.9%	1,535	1.2%	(3,347)	(3.4%)
Foreign tax credits (generated) used, net	(1,331)	(0.9%)	(1,996)	(1.5%)	957	1.0%
Foreign earnings repatriation, net	2,260	1.6%	1,926	1.5%	1,679	1.7%
Domestic manufacturing deduction	(1,254)	(0.9%)	(2,667)	(2.1%)	(1,373)	(1.4%)
(Decrease) increase in deferred tax valuation allowance	(102)	(0.1%)	1,432	1.1%	(2,743)	(2.8%)
Other differences, net	(803)	(0.5%)	208	0.2%	(440)	(0.5%)

Provision for income taxes	$54,647	38.6%	$49,742	38.9%	$31,214	31.8%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities from continuing operations are:

In thousands	2008	2007
Tax depreciation in excess of book	$(18,850)	$(11,825)
Basis difference on property, plant and equipment	(5,914)	(5,430)
Capitalized software development costs	(3,268)	(2,724)
Pension benefits	(5,163)	(42,798)
Basis difference on intangible assets	(218,795)	(180,701)
Other	(4,326)	(3,824)

Deferred tax liabilities	(256,316)	(247,302)

Reserves for accounts receivable and salespersons overdrafts	8,177	7,972
Reserves for employee benefits	19,428	16,191
Other reserves not recognized for tax purposes	5,371	4,187
Foreign tax credit carryforwards	14,731	14,833
Net operating loss and state tax credit carryforwards	12,820	—
Basis difference on pension liabilities	16,607	19,128
Other	10,818	6,284

Deferred tax assets	87,952	68,595
Valuation allowance	(14,731)	(14,833)

Deferred tax assets, net	73,221	53,762

Net deferred tax liability	$(183,095)	$(193,540)

Effective at the beginning of 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. In connection with the adoption of FIN 48, the Company made a change in accounting principle for the classification of interest income on tax refunds. Under the previous policy, the Company recorded interest income on tax refunds as interest income. Under the new policy, any interest income in connection with income

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

tax refunds is recorded as a reduction of income tax expense. In addition, since the adoption of FIN 48, all interest and penalties on income tax assessments have been recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability.

Included in the results of operations for 2008 was $3.2 million of net gross tax accruals, $0.2 million of net gross interest and penalty accruals, and $3.3 million of net deferred tax credits. At January 3, 2009, the Company’s gross unrecognized tax benefit liability was included in non-current liabilities and totaled $16.0 million including interest and penalty accruals of $2.3 million. The Company’s net unrecognized tax benefits that, if recognized, would affect the effective tax rate were $9.1 million including net interest and penalty accruals of $2.0 million at January 3, 2009.

The unrecognized tax benefit liability at December 31, 2006, the date of the Company’s adoption of FIN 48, was $12.4 million including $1.9 million of gross interest and penalty accruals. In connection with the adoption, the Company recorded a $1.4 million increase to beginning retained earnings and a $2.3 million decrease to goodwill, with a corresponding reduction of $3.7 million in the existing reserve balance for uncertain tax positions. These adjustments were required to adjust from the Company’s previous method of accounting for income tax loss contingencies under SFAS No. 5, Accounting for Contingencies, to the method prescribed under FIN 48. The adjustment to goodwill related to a pre-acquisition tax uncertainty in connection with the Jostens merger transaction in July 2003. As of the date of adoption of FIN 48 and as of December 29, 2007, the amount of the Company’s unrecognized tax benefits that, if recognized, would affect the effective tax rate was, respectively, $4.9 million and $5.2 million, excluding gross interest and penalty accruals of $1.9 million and $1.7 million. During 2007, the Company reduced its unrecognized tax benefit liability by $5.5 million because a tax position from 2003 was no longer subject to examination by taxing authorities. Approximately $4.3 million of the decrease reduced goodwill because the tax position related to a pre-acquisition contingency in connection with the Jostens merger transaction in July 2003. Included in the results of operations for 2007 was $0.4 million of net gross tax accruals, $0.1 million of net gross interest and penalty reductions, and $0.2 million of net deferred tax credits. The Company’s unrecognized tax benefit liability is included in other noncurrent liabilities and at December 29, 2007 totaled $8.8 million including interest and penalty accruals of $1.7 million.

The reconciliation of the total gross amount recorded for unrecognized tax benefits for Holdings and Visant is as follows:

In thousands	2008	2007
Balance at beginning of period	$7,084	$10,520
Gross increases—tax positions in prior periods	3,622	—
Gross decreases—tax position in prior periods	(140)	(391)
Gross increases—current period tax positions	3,168	1,635
Settlements—refunds (payments)	203	(199)
Lapse of statute of limitations	(278)	(4,481)

Balance at end of period	$13,659	$7,084

The Company’s income tax filings for 2004 to 2007 are subject to examination in the U.S federal tax jurisdiction. During 2008 the Internal Revenue Service (“IRS”) concluded its examination of two pre-acquisition tax filings for one of the Company’s subsidiaries for 2004, resulting in only minor adjustments. The IRS continues its examination of the Company’s tax filings for 2005 and 2006. The Company is also subject to examination in state and foreign tax jurisdictions for the 2003 to 2007 periods, none of which was individually material. The Company has filed appeals for a Canadian federal examination of tax years 1996 and 1997. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

open years and in all applicable jurisdictions. During the next twelve months, the Company does not expect that there will be a significant change in the unrecognized tax benefit liability as of January 3, 2009.

As described in Note 4, Acquisitions, the Company through a merger acquired the common stock of Phoenix Color on April 1, 2008. In connection with the acquisition, the Company recorded net deferred tax liabilities of $20.8 million including $11.7 million of deferred tax assets for the value of federal and state net operating loss carryforwards. The acquired federal net operating loss was approximately $30.8 million. As of January 3, 2009 the remaining net operating loss carryforward was approximately $28.6 million which expires in years 2019 through 2027.

During 2008, the Company repatriated $4.3 million of earnings from its foreign subsidiaries. The Company does not provide for deferred taxes on earnings of foreign subsidiaries that are essentially permanent in duration. The amount of permanently reinvested earnings totaled $6.4 million at January 3, 2009, a $3.6 million decrease from the balance at December 29, 2007. The decrease was due primarily to the loss recognized in connection with Jostens’ international restructuring activities during 2008. The determination of the additional deferred taxes that have not been provided is not practicable. At the end of 2008, the Company had foreign tax credit carryforwards totaling $14.7 million of which approximately $11.4 million expire in 2012 and the remaining $3.3 million expire in years 2013 through 2018. For 2008 and 2007, the Company has provided a valuation allowance for the entire related deferred tax asset because the tax benefit related to the foreign tax credits may not be realized.

During 2008 and 2007, the Company adjusted the effective tax rate at which it expects deferred tax assets and liabilities to be realized or settled in the future. The effect of the adjustment for 2008 was to increase income tax expense from continuing operations by $1.3 million for both Holdings and Visant. The effect of the adjustment for 2007 was to increase income tax expense from continuing operations by $1.2 million and $1.5 million for Holdings and Visant, respectively. The change in effective tax rates was required to reflect the effect of the Company’s 2007 and 2006 state income tax returns.

During 2006, Holdings was notified by the IRS that the Congressional Joint Committee on Taxation had approved a claim for refund by Jostens for the taxable years 2000 and 2001. The Company received a federal refund of approximately $7.6 million, including $1.2 million of interest. A substantial portion of the tax refund was recorded as a reduction of goodwill of $4.9 million and was attributable to the resolution of an income tax uncertainty that arose in connection with a purchase business combination completed by Jostens in May 2000.

As described in Note 5, Discontinued Operations, during 2006 the Company completed the sale of its Jostens Photography businesses, which previously comprised a reportable segment. The tax effects of the sale and the related results of operations have been reported as loss from discontinued operations in 2006.

During 2006, the Canadian subsidiary of Holdings repatriated $31.5 million of earnings attributed primarily to the gain on sale of the Jostens Photography businesses. Another foreign subsidiary of Holdings repatriated $1.6 million of earnings during 2006. The tax effects of the Canadian distribution are reflected in the results from discontinued operations. Foreign tax credit carryforwards and the related valuation allowance are reflected in the continuing operations balance sheet. As a result of the sale of the Jostens Photography businesses, the Company realized approximately $2.1 million of tax benefit attributable to foreign tax credit carryforwards which resulted in a decrease in the Company’s valuation allowance. In connection with the repatriation, the Company concluded that approximately $7.3 million of undistributed foreign earnings are indefinitely invested in its foreign businesses.

During 2006, the Company determined that its $0.7 million valuation allowance for capital loss carryovers was no longer required because the Company had generated capital gains in connection with the sale of property used in continuing operations.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As described in Note 11, Debt, during December 2003, Holdings issued $150 million of senior discount notes due 2013. The notes have significant original issue discount (“OID”) and are considered applicable high yield discount obligations because the yield to maturity of the notes exceeds the sum of the applicable federal rate in effect for the month the notes were issued and five percentage points. As a result, Holdings will not be allowed a deduction for interest (including OID) accrued on the notes until such time as it actually pays such interest (including OID) in cash or other property. Cash interest began accruing on the senior discount notes in December 2008, and thereafter cash interest accrues at a rate of 10.25% per annum and is payable semi-annually in arrears, commencing June 1, 2009. Prior to December 2008, interest accreted on the senior discount notes in the form of an increase in the principal amount of the notes. Holdings has provided deferred income taxes of approximately $35.9 million on $97.2 million of OID accrued through December 2008.

15.	Benefit Plans

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. SFAS No. 158 also requires plan assets and benefit obligations to be measured as of the balance sheet of the Company’s fiscal year-end. The Company has historically used a September 30 measurement date. The Company adopted the balance sheet recognition provisions of SFAS No. 158 as of December 29, 2007, which resulted in an increase to prepaid pension asset of $64.6 million, increase to total liabilities of $32.2 million and increase to stockholders’ equity at December 29, 2007 of $32.4 million, net of taxes. Accordingly, as of the end of our 2008 fiscal year, we changed the measurement date for our annual pension and postretirement benefits expense and all plan assets and liabilities from September 30th to our year-end balance sheet date. As a result of this change in measurement date, we recorded an after-tax $0.7 million increase to ending retained earnings.

Jostens has noncontributory defined benefit pension plans that cover nearly all employees hired by Jostens and Visant prior to December 31, 2005. The benefits provided under the plans are based on years of service, age eligibility and employee compensation. The benefits for Jostens’ qualified pension plans have been funded through pension trusts, the objective being to accumulate sufficient funds to provide for future benefits. In addition to qualified pension plans, Jostens has unfunded, non-qualified pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified plans.

Effective December 31, 2005, the pension plans were closed to newly hired nonunion employees. Pension benefits for current salaried nonunion employees were modified to provide a percentage of career average earnings, rather than final average earnings for service after January 1, 2006 except for certain grandfathered employees who met specified age and service requirements as of December 31, 2005. Effective July 1, 2008 and January 1, 2008, the pension plans covering Jostens’ employees covered under respective collective bargaining agreements were closed to new hires.

Jostens also provides certain medical benefits for eligible retirees, including their spouses and dependents. Generally, the postretirement benefits require contributions from retirees. Effective January 1, 2006, the retiree medical plan was closed to active employees who were not yet age 50 with at least 10 years of service. Prescription drug coverage for Medicare eligible retirees was also eliminated from the program as of January 1, 2006 in connection with coverage under Medicare Part D. Visant is obligated for certain post-retirement benefits under the employment agreement with its Chief Executive Officer.

Eligible employees from Lehigh participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. The plan provides benefits based on years of service

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

and final average compensation. Effective December 31, 2006 the pension plan was closed to hourly nonunion employees hired after December 31, 2006 and benefit accruals were frozen for all salaried nonunion employees.

In addition, Lehigh maintains an unfunded supplemental retirement plan (SERP) for certain key executives of Lehigh. This SERP no longer has any active participants accruing benefits under it. Lehigh and Arcade also contribute to multi-employer pension plans for certain employees covered by collective bargaining agreements. Contribution amounts are determined by the respective collective bargaining agreement subject to escalation and we do not administer or control the funds in any way.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2008 and 2007 as well as the funded status and amounts both recognized in the balance sheets as of January 3, 2009 and December 29, 2007, for all defined benefit plans combined and retiree welfare plans. The information presented for all the plans for the 2008 plan year is based on a measurement date of January 3, 2009. The information presented for prior years is based on a measurement date of September 30. The impact of the measurement date change is reflected as a separate component in the changes in benefit obligation and fair value of plan assets. Furthermore, the Jostens plans represent 87% of the aggregate benefit obligation and 90% of the aggregate plan assets as of the end of 2008, with benefits for Lehigh representing 13% of the liability and 10% of the assets.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	Pension benefits		Postretirement benefits
In thousands	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation, beginning of period	$260,439	$266,389	$2,378	$2,761
Service cost	5,597	6,410	10	12
Interest cost	16,495	15,611	137	154
Plan amendments	—	449	—	—
Actuarial gain	2,308	(14,911)	163	(253)
Benefit payments and administrative expenses	(14,092)	(13,509)	(586)	(296)
Other adjustments: change in measurement date	2,719	—	(37)	—

Benefit obligation, end of period	$273,466	$260,439	$2,065	$2,378

Change in plan assets
Fair value of plan assets, beginning of period	$300,063	$268,545	$—	$—
Actual return on plan assets	(52,380)	42,965	—	—
Company contributions	2,137	2,062	586	296
Benefit payments and administrative expenses	(14,092)	(13,509)	(586)	(296)
Other adjustments: change in measurement date	(15,953)	—	—	—

Fair value of plan assets, end of period	$219,775	$300,063	$—	$—

Funded status, over-funded plans	$3,981	$64,579	$—	$—
Funded status, under-funded plans	(57,673)	(24,951)	(2,065)	(2,378)

Net funded status	$(53,692)	$39,628	$(2,065)	$(2,378)

Amounts recognized in the balance sheets:
Non-current assets	$3,981	$64,579	$—	$—
Current liabilities	(1,978)	(1,995)	(298)	(324)
Non-current liabilities	(55,695)	(22,956)	(1,767)	(2,054)

Net pension amounts recognized on Consolidated Balance Sheets	$(53,692)	$39,628	$(2,065)	$(2,378)

Amounts in Accumulated Other Comprehensive Income
Net (gain)/loss	$54,413	$(45,714)	$451	$377
Prior service credits	(3,877)	(4,997)	(2,475)	(2,821)

Other comprehensive income—total	$50,536	$(50,711)	$(2,024)	$(2,444)

Amortization expense expected to be recognized during next fiscal year
Net (gain)/loss	$—	$(23)	$23	$13
Prior service credits	(744)	(744)	(277)	(277)

Total amortizations	$(744)	$(767)	$(254)	$(264)

During 2008, the discount rate assumption remained unchanged at 6.50% for the pension plans and changed from 6.25% to 6.50% for the postretirement plans which resulted in a decrease in liability. Asset returns in 2008 were well below the assumed return, salary increases were higher than expected and retiree medical inflation was higher than expected. The plans’ demographic and asset experience resulted in a net loss for 2008.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $265.9 million and $253.4 million at the end of 2008 and 2007, respectively. The ABO differs from the projected benefit obligation shown in the table in that it includes no assumption about future compensation levels.

Non-qualified retirement benefits, included in the tables above, with obligations in excess of plan assets were as follows:

In thousands	2008	2007
Projected benefit obligation	$25,904	$24,951
Accumulated benefit obligation	$24,426	$23,678
Fair value of plan assets	$—	$—

In total, the qualified pension plans have a projected benefit obligation in excess of the fair value as of year-end 2008.

Net periodic benefit income of the pension and other postretirement benefit plans included the following components:

	Pension benefits
In thousands	2008	2007
Service cost	$5,597	$6,410
Interest cost	16,495	15,612
Expected return on plan assets	(25,961)	(24,177)
Amortization of prior year service cost	(744)	(796)
Amortization of net actuarial loss	(22)	—

Net periodic benefit income	$(4,635)	$(2,951)

	Postretirement benefits
In thousands	2008	2007
Service cost	$10	$12
Interest cost	137	154
Amortization of prior year service cost	(277)	(277)
Amortization of net actuarial loss	13	36

Net periodic benefit income	$(117)	$(75)

Assumptions

Weighted-average assumptions used to determine end of year benefit obligations are as follows:

	Pension benefits		Postretirement benefits
	2008	2007	2008	2007
Discount rate:
Jostens	6.50%	6.50%	6.50%	6.25%
Lehigh	6.50%	6.50%	N/A	N/A
Rate of compensation increase:
Jostens	5.75%	5.75%	N/A	N/A
Lehigh	2.50%	2.50%	N/A	N/A

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension benefits		Postretirement benefits
	2008	2007	2008	2007
Discount rate:
Jostens	6.50%	6.00%	6.25%	6.00%
Lehigh	6.50%	6.00%	N/A	N/A
Expected long-term rate of return on plan assets:
Jostens	9.00%/9.50%	9.50%	N/A	N/A
Lehigh	9.50%	9.50%	N/A	N/A
Rate of compensation increase:
Jostens	5.75%	6.30%	N/A	N/A
Lehigh	2.50%	3.00%	N/A	N/A

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with a proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Assumed health care cost trend rates are as follows:

	Postretirement benefits
	2008	2007
Health care cost trend rate assumed for next year	8.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2010

Assumed health care cost trend rates have some effect on the amounts reported for health care plans. For 2008, a one percentage point change in the assumed health care cost trend rates would have the following effects:

In thousands	Impact of 1% Increase	Impact of 1% Decrease
Effect on total of service and interest cost components	$8	$(7)
Effect on postretirement benefit obligation	$106	$(97)

Plan Assets

Our weighted-average asset allocations for the pension plans as of the measurement dates of September 30, 2007 and January 3, 2009, by asset category, are as follows:

Asset Category	2008	2007
Equity securities	58.4%	80.0%
Debt securities	31.5%	20.0%
Other	10.1%	—

Total	100%	100%

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For 2008, the other asset category currently represents the SEI Opportunity Collective Fund (the “Trust”) that has been established by SEI Trust Company (the “Trustee”) as a vehicle through which employee benefit plans may invest in hedged investment strategies. Investment in the Trust is open only to fiduciary-managed, Internal Revenue Code section 401(a) tax-qualified retirement plans or governmental retirement plans that are “accredited investors” under the Securities Act of 1933 and “qualified purchasers” under the Investment Company Act of 1940 (“Eligible Plans”). The Trustee anticipates that substantially all of the Trust’s assets will be invested in the SEI Offshore Opportunity Fund II, Ltd (the “Fund”), which, in turn, intends to invest in various private investment funds (“Hedge Funds”), many of which will pursue hedged investment strategies. The Offshore II Fund’s objective is to seek to achieve an attractive risk-adjusted return with moderate volatility and moderate directional market exposure over a full market cycle.

As of July 31, 2007, the Company’s pension plan assets were transferred to SEI, a portfolio manager, in order to deploy a modified investment strategy. In the fourth quarter of 2007, the target asset allocation was changed after careful consideration, including to take into account plan liabilities and plan funded status. A total return investment approach is employed under which a mix of equities, fixed income and other investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of investments within each category. Furthermore, equity investments are diversified across U.S. and non-U.S. securities.

Contributions

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008. There were no contributions required to be made under the plans for 2008. Due to the funded status of the qualified plans, there are no projected contributions for 2009. Recent regulatory relief legislation has favorably impacted the funded status of our plans. The funded status of our plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and regulatory requirements as in effect from time to time. Our pension expense and cash contributions associated with pension plans will increase in future periods. The total contributions expected to be paid in 2009 include $2.0 million to the nonqualified pension plans and $0.3 million to the postretirement benefit plans. The actual amount of contributions is dependent upon the actual return on plan assets and actual disbursements from the postretirement benefit and nonqualified pension plans.

Benefit Payments

Estimated benefit payments under the pension and postretirement benefit plans are as follows:

In thousands	Pension benefits	Postretirement benefits
2009	$14,804	$308
2010	15,575	300
2011	16,481	277
2012	17,253	263
2013	18,368	240
2014 through 2018	105,056	943

Total estimated payments	$187,537	$2,331

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

401(k) Plans

We have 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements. Under certain of the plans we provide a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans. In some instances, we have provided discretionary profit sharing contributions in the past and we may do so in the future. The aggregate matching and other contributions for the continuing operations were $6.0 million for 2008, $5.7 million for 2007 and $4.2 million for 2006. The aggregate matching contributions for disposed discontinued operations’ 401(k) savings plans were $0.9 million for 2007 and $4.7 million for 2006.

On December 15, 2006, we merged the Jostens, Inc. 401(k) Retirement Savings Plan and the Jostens, Inc. Topeka Union 401(k) Pre-Tax Retirement Savings Plan into the Von Hoffmann Corporation and Arcade Marketing, Inc. Retirement Savings Plan and renamed the Plan the Visant 401(k) Retirement Savings Plan. On January 1, 2007, Lehigh salaried, office administrative and newly hired Lehigh Lithographers Division hourly employees became eligible for the Visant 401(k) Retirement Savings Plan. Employees who had been participating in the Lehigh Press, Inc. Investment Opportunity Plan had their account balances transferred to the Visant 401(k) Retirement Savings Plan on December 29, 2006.

On October 1, 2007, the Visant 401(k) Retirement Savings Plan was amended to allow for the participation of individuals employed by Memory Book Acquisition LLC. On December 29, 2007, we merged the Visual Systems, Inc. Profit Sharing & 401(k) Plan into the Visant 401(k) Retirement Savings Plan. In addition on December 29, 2007, we merged the Neff Company 401(k) Plan & Trust into the Lehigh Press Investment Opportunity Plan and renamed the Plan the Lehigh & Neff 401(k) Retirement Savings Plan.

On April 14, 2008, following the acquisition of Phoenix Color, the Phoenix Color Corp. Employees’ Stock Bonus and Ownership Plan, established as a profit sharing plan for employees of Phoenix Color and its subsidiaries, was merged into the Phoenix Color Corp. Employees’ Savings and Investment Plan, which is a 401(k) savings plan maintained for the employees of Phoenix Color and its subsidiaries.

16.	Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. As of January 3, 2009 there were 271,819 shares available for grant under the 2003 Plan. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options. All outstanding options to purchase Holdings common stock continued following the closing of the Transactions.

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of January 3, 2009 there were 73,735 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member of members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholder’s agreement and sale participation agreement. As of January 3, 2009, there were 286,833 options vested under the 2004 Plan and 32,698 unvested and subject to vesting.

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The Company had granted non-employee awards to the Company’s directors and to certain related parties, as disclosed in Note 19, Related Party Transactions, prior to January 1, 2006, for which compensation expense has been recorded in 2007 and 2006.

For the year ended January 3, 2009, December 29, 2007 and December 30, 2006, the Company recognized total compensation expense related to stock options of approximately $8.1 million, $1.0 million and $0.2 million, respectively, which is included in selling, general and administrative expenses.

For the year ended January 3, 2009, Holdings issued, subject to vesting, a total of 2,600 restricted shares of Holdings’ Class A Common Stock to three officers of the Company under the 2004 Plan.

For the year ended January 3, 2009, the Company granted an aggregate of 4,403 options under the 2004 Plan to certain employees of the Company or its subsidiaries. The per-share weighted-average fair value of stock options granted during fiscal 2008 and fiscal 2007 was $53.73 and $40.73, respectively, on the date of grant using the Black-Scholes option pricing model. In accordance with SAB No. 107, Share-Based Payment, as amended by SAB No. 110, the Company employs the simplified method in order to calculate the term that an option is expected to be outstanding. The simplified method is employed as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been outstanding.

The following key assumptions were used to value options issued:

	2008	2007	2006
Expected Life	6.3 years	6.0 years	6.3 years
Expected Volatility	28.8%	29.7%	30.8%
Dividend Yield	—	—	—
Risk-free Interest Rate	3.1%	4.6%	4.4%

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted- average exercise price
Outstanding at December 29, 2007	394	$42.84
Exercised	(8)	$39.07
Granted	4	$248.25
Forfeited	(15)	$45.67
Cancelled	(34)	$32.37

Outstanding at January 3, 2009	341	$46.66

Vested or expected to vest at January 3, 2009	341	$46.66

Exercisable at January 3, 2009	309	$42.47

The exercise prices for options granted prior to April 2006 have been adjusted to reflect the special dividend declared in April 2006.

The weighted average remaining contractual life of outstanding options at January 3, 2009 was approximately 6.7 years.

17.	Business Segments

Our three reportable segments consist of:

•

Scholastic—provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

Scholastic

Jostens provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the scholastic segment, we primarily serve U.S. high schools, colleges, universities and other specialty markets, marketing and selling products to students and administrators. Jostens relies on a network of independent sales representatives to sell its scholastic products. Jostens provides customer service in the marketing and sale of class rings and certain other graduation products, which often involves a high degree of customization. Jostens also provides ongoing warranty service on its class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures,

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets. Since the acquisition of Neff, a single source provider of custom award programs and apparel, in March 2007, we also market, manufacture and sell an array of additional scholastic products, including chenille letters, letter jackets, mascot mats, plaques and sports apparel.

Memory Book

Jostens provides services in conjunction with the publication, marketing, sale and production of memory books, and related products that help people tell their stories and chronicle important events. Jostens primarily services U.S. high schools, colleges, universities, elementary and middle schools. Jostens generates the majority of its revenues from high school accounts. Jostens’ independent sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of on-line layout and editorial tools to assist the schools in the publication of the yearbook. With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis. Jostens also offers Memory Book products through its OurHubbub.comTM online personal memory book offerings, including under which Jostens partners with local and national organizations and teams to create hard cover memory books to chronicle important events and memories.

Marketing and Publishing Services

The Marketing and Publishing Services segment provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services primarily targeted at the direct marketing sector. We are also a leading producer of book components and supplemental materials such as decorative covers and overhead transparencies for educational and trade publishers. With over a 100-year history, Arcade Marketing pioneered our ScentStrip® product in 1980. We also offer an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. We specialize in high-quality, in-line finished products and can accommodate large marketing projects with a wide range of dimensional products and in-line finishing production, data processing and mailing services, providing a range of conventional direct marketing pieces to integrated offerings with data collection and tracking features. Our personalized imaging capabilities may offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table presents information of Holdings by business segment:

In thousands	2008	2007	2006
Net sales
Scholastic	$472,405	$465,439	$437,630
Memory Book	393,309	372,063	358,687
Marketing and Publishing Services	501,374	434,057	390,396
Inter-segment eliminations	(1,528)	(1,349)	(109)

	$1,365,560	$1,270,210	$1,186,604

Operating income
Scholastic	$36,744	$51,312	$51,189
Memory Book	99,090	89,108	82,235
Marketing and Publishing Services	66,437	76,453	69,665

	$202,271	$216,873	$203,089

Interest, net
Scholastic	$44,414	$54,095	$55,682
Memory Book	36,943	42,729	45,191
Marketing and Publishing Services	43,894	47,180	48,127

	$125,251	$144,004	$149,000

Depreciation and Amortization
Scholastic	$27,850	$26,794	$27,332
Memory Book	38,430	36,330	35,580
Marketing and Publishing Services	36,738	23,832	18,685

	$103,018	$86,956	$81,597

Capital expenditures
Scholastic	$9,825	$10,117	$4,477
Memory Book	17,750	17,253	27,267
Marketing and Publishing Services	24,777	29,000	20,130

	$52,352	$56,370	$51,874

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	2008	2007	2006
Goodwill
Scholastic	$305,806	$305,438	$294,240
Memory Book	391,407	391,119	393,144
Marketing and Publishing Services	308,801	239,012	232,254

	$1,006,014	$935,569	$919,638

Intangible assets
Scholastic	$190,643	$231,251	$231,910
Memory Book	228,182	223,265	239,567
Marketing and Publishing Services	183,637	60,827	59,192

	$602,462	$515,343	$530,669

Total assets
Scholastic	$706,107	$804,514	$709,770
Memory Book	822,254	793,075	811,352
Marketing and Publishing Services	775,349	514,085	479,454

	$2,303,710	$2,111,674	$2,000,576

Net sales are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates. No single customer accounted for more than 10% of revenue in 2008, 2007, and 2006.

The following table presents net sales by class of similar products and certain geographic information:

In thousands	2008	2007	2006
Net sales by classes of similar products
Memory book and yearbook products and services	$391,981	$370,952	$358,687
Class ring and jewelry products	219,407	220,380	227,463
Graduation and affinity products	252,998	245,059	210,167
Sampling products and services	191,546	196,478	169,737
Direct marketing products and services	135,130	144,663	144,352
Book components	174,498	92,678	76,198

	$1,365,560	$1,270,210	$1,186,604

Net sales by geographic area
United States	$1,282,852	$1,187,204	$1,125,201
Canada	26,292	28,516	27,039
France	23,912	17,052	8,760
Other	32,504	37,438	25,604

	$1,365,560	$1,270,210	$1,186,604

Net property, plant and equipment and intangible assets by geographic area
United States	$1,828,760	$1,630,532	$1,609,773
Other, primarily Canada	1,478	1,491	1,115

	$1,830,238	$1,632,023	$1,610,888

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18.	Common Stock

Holdings’ common stock, $0.01 par value per share, consists of Class A and Class C common stock. Holdings’ charter also authorizes the issuance of non-voting Class B common stock, but currently no such shares are outstanding. Holders of Class A common stock are entitled to one vote for each share held for any matter coming before the stockholders of Holdings. The holder of the share of Class C common stock is entitled to a number of votes for any matter coming before the stockholders of Holdings equal to:

(i)	initially, the excess of (x) 50% percent of all votes entitled to be cast by holders of outstanding common stock for any matter coming before the stockholders of Holdings, over (y) the percentage of all votes entitled to be cast by the initial holder of the share of Class C common stock together with any permitted transferees of the initial holder, for any matter coming before the stockholders of Holdings by virtue of the shares of Class A common stock acquired by the initial holder pursuant to the Contribution Agreement, dated July 21, 2004, between Holdings and the initial holder, such excess determined based on the shares of common stock issued and outstanding immediately prior to October 4, 2004, giving effect to any shares of common stock acquired by the initial holder pursuant to the Contribution Agreement at the closing thereunder; and

(ii)	thereafter, the number of votes will be permanently reduced to an amount equal to the excess, if any, of (x) 50% percent of all votes entitled to be cast by holders of outstanding common stock for any matter coming before the stockholders of Holdings (as reduced by any shares of Class A common stock of Holdings issued on the date of the closing under the Contribution Agreement or thereafter to any person other than the initial holder), over (y) the percentage of all votes entitled to be cast by the initial holder, together with its transferees, for any matter coming before the stockholders of Holdings by virtue of the shares of Class A common stock then held by the initial holder, together with its transferees, not to exceed the percentage voting interest attributed to such share pursuant to clause (i) above; and

(iii)	if the share of Class C common stock is transferred by the initial holder (or its permitted transferee) to any person other than a permitted transferee of the initial holder, the share of Class C Common Stock will entitle the holder to the same voting rights as the share of Class C common stock entitled the holder immediately prior to the transfer.

The share of Class C common stock will at all times entitle the holder to at least one vote on any matter coming before the stockholders of Holdings. In addition, the share of Class C common stock will automatically convert into one fully-paid and non-assessable share of Class A common stock (1) upon the consummation of an initial public offering or (2) upon the first occurrence that the share of Class C common stock is entitled to only one vote for any matter coming before the stockholders of Holdings, as more fully provided by the certificate of incorporation.

19.	Related Party Transactions

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, we entered into a stockholders agreement (the “2004 Stockholders Agreement”) with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things,

•	a right of each of the Investor Entities to designate a certain number of directors to our board of directors for so long as they hold a certain amount of our common stock. KKR and DLJMBP III each

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

has the right to designate up to four directors to our board of directors (and currently three KKR and two DLJMP III designees serve on our board) with our Chief Executive Officer and President, Marc L. Reisch, as chairman;

•

certain limitations on transfer of our common stock held by the Investor Entities for a period of four years after the completion of the Transactions, after which, if we have not completed an initial public offering, any Investor Entity wishing to sell any of our common stock held by it must first offer to sell such stock to us and the other Investor Entities, provided that, if we complete an initial public offering during the four years after the completion of the Transactions, any Investor Entity may sell pursuant to its registration rights as described below;

•	a consent right for the Investor Entities with respect to certain corporate actions;

•

the ability of the Investor Entities to “tag-along” their shares of our common stock to sales by any other Investor Entity, and the ability of the Investor Entities to “drag-along” our common stock held by the other Investor Entities under certain circumstances;

•	the right of the Investor Entities to purchase a pro rata portion of all or any part of any new securities offered by us; and

•	a restriction on the ability of the Investor Entities and certain of their affiliates to own, operate or control a business that competes with us, subject to certain exceptions.

Pursuant to the 2004 Stockholders Agreement, an aggregate transaction fee of $25.0 million was paid to the Sponsors upon the closing of the Transactions.

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the Agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. We incurred $3.4 million, $3.2 million and $3.1 million as advisory fees to the Sponsors for years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, we entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of our common stock held by them.

Other

We from time to time transact business with affiliates of our Sponsors. We have retained Capstone Consulting from time to time to provide certain of our businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies and other strategic efforts within the businesses. We paid approximately $0.5 million in 2008 with no payments made in 2007 and 2006 for the services provided by them. Although neither KKR nor any entity affiliated with KKR owns any of the equity of

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Capstone Consulting, KKR has provided financing to Capstone Consulting. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in our parent’s Class A Common Stock and has been granted 13,527 options to purchase our parent’s Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Stock Option Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share). As of the end of 2007, these options were fully vested and exercisable.

We have from time to time used the services of Merrill Corporation for financial printing. During 2008, we paid Merrill less than $0.1 million for printing services. During 2007, we paid Merrill $0.1 million for services provided. DLJMBP has an ownership interest in Merrill. Additionally, Mr. John Castro, President and Chief Executive Officer of Merrill, is a former director of Holdings, and retains certain equity in the form of stock options under the 2003 Plan.

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we may purchase products and services from certain vendors through CoreTrust on the terms established between CoreTrust and each vendor. A KKR affiliate is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, access to CoreTrust’s group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on products and services purchased by us and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant Holding, Visant, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMB Funds”) and certain of the DLJMB Funds’ co-investors entered into a stock purchase and stockholders’ agreement, or the Syndicate Stockholders Agreement, pursuant to which the DLJMB Funds sold to the co-investors shares of: (1) our Class A Common Stock, (2) our Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock, which have since been repurchased.

The Syndicate Stockholders Agreement contains provisions which, among other things:

•	restrict the ability of the syndicate stockholders to make certain transfers;

•	grant the co-investors certain board observation and information rights;

•	provide for certain tag-along and drag-along rights;

•

grant preemptive rights to the co-investors to purchase a pro rata share of any new shares of common stock issued by Visant Holding, Visant or Jostens to any of the DLJMB Funds or their successors prior to an initial public offering; and

•	give the stockholders piggyback registration rights in the event of a public offering in which the DLJMB Funds sell shares.

Equity Incentive Plans and Management Stockholders Agreement

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and became effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

options and awards to directors and other persons providing services to the Company. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of January 3, 2009, there were 73,735 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person, in each case, if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date of the option is granted.

All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement, which together generally provide for the following:

•	transfer restrictions until the fifth anniversary of purchase/ grant, subject to certain exceptions;

•	a right of first refusal by Holdings at any time after the fifth anniversary of purchase but prior to a registered public offering of the Class A Common Stock meeting certain specified criteria;

•

in the event of termination of employment for death or disability (as defined), if prior to the later of the fifth anniversary of the date of purchase/grant and a registered public offering, put rights by the stockholder with respect to Holdings stock and outstanding and exercisable options;

•

in the event of termination of employment other than for death or disability, if prior to the fifth anniversary of the date of purchase/grant, call rights by the Company with respect to Holdings stock and outstanding and exercisable options;

•	“piggyback” registration rights on behalf of the members of management;

•

“tag-along” rights in connection with transfers by Fusion Acquisition LLC (“Fusion”), an entity controlled by investment funds affiliated with KKR, on behalf of the members of management and “drag-along” rights for Fusion and DLJMBP III; and

•	a confidentiality provision and noncompetition and nonsolicitation provisions that apply for two years following termination of employment.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20.	Condensed Consolidating Guarantor Information

As discussed in Note 11, Debt, Visant’s obligations under the senior secured credit facilities and the 7.625% senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

The following presentation has been revised to reflect the following changes from the presentation for prior periods for: (i) The impact of intercompany interest expense in Visant’s “Equity (earnings) loss in subsidiary, net of tax” line. We previously presented equity (earnings) loss in subsidiaries, net of tax for Visant (excluding its subsidiaries) without adjusting the amount in the “Visant” column for intercompany interest expense. In such previous presentation, the intercompany interest expense was adjusted in the “Eliminations” column. (ii) An allocation of certain costs to the Guarantors in the “Cost of products sold” line. We previously presented these certain costs in the “Cost of products sold” line for Visant for all periods presented with an adjustment for allocation to the Guarantors of such costs. (iii) The payment of dividends by Visant to its parent (which in turn are paid by Visant’s direct parent, Visant Secondary Holdings Corp., to Holdings) in order to allow Holdings to make semi-annual interest payments on its 8.75% senior notes. We previously presented the payment of these dividends in the “Stockholder’s equity” line in the “Guarantors” column. The accompanying condensed consolidating statements of operations and cash flows for the years ended December 29, 2007 and December 30, 2006 and condensed consolidating balance sheet as of December 29, 2007 have been revised to reflect this presentation. The “Non-Guarantors” columns have not been impacted by any of the foregoing. There was no impact on the consolidated financial statements for the periods presented.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,319,127	$67,438	$(21,005)	$1,365,560
Cost of products sold	—	654,270	42,633	(21,102)	675,801

Gross profit	—	664,857	24,805	97	689,759
Selling and administrative expenses	156	445,764	17,643	—	463,563
Loss on sale of assets	—	958	—	—	958
Special charges	121	11,176	3,136	—	14,433

Operating (loss) income	(277)	206,959	4,026	97	210,805
Net interest expense	73,110	57,615	70	(61,685)	69,110

(Loss) income before income taxes	(73,387)	149,344	3,956	61,782	141,695
(Benefit from) provision for income taxes	(4,820)	58,029	1,400	38	54,647

(Loss) income from operations	(68,567)	91,315	2,556	61,744	87,048
Equity (earnings) loss in subsidiary, net of tax	(155,615)	(2,556)	—	158,171	—

Net income	$87,048	$93,871	$2,556	$(96,427)	$87,048

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2007

In thousands			Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales			$—	$1,233,445	$63,151	$(26,386)	$1,270,210
Cost of products sold	(a	)	—	610,126	39,328	(26,408)	623,046

Gross profit			—	623,319	23,823	22	647,164
Selling and administrative expenses	(b	)	(723)	409,212	17,032	—	425,521
Loss on sale of assets			—	629	—	—	629
Special charges			237	2,685	—	—	2,922

Operating income			486	210,793	6,791	22	218,092
Net interest expense			85,006	81,282	7	(76,110)	90,185

(Loss) income before income taxes			(84,520)	129,511	6,784	76,132	127,907
(Benefit from) provision for income taxes			(3,106)	50,272	2,567	9	49,742

(Loss) income from continuing operations			(81,414)	79,239	4,217	76,123	78,165
Equity (earnings) loss in subsidiary, net of tax	(c	)	(172,051)	(4,194)	—	176,245	—
Income (loss) from discontinued operations, net			98,260	12,495	(23)	—	110,732

Net income	(d	)	$188,897	$95,928	$4,194	$(100,122)	$188,897

(a)–	Originally reported in the “Visant” column as $(10,897). Originally reported in the “Guarantors” column as $621,023.
(b)–	Originally reported in the “Visant” column as $10,174. Originally reported in the “Guarantors” column as $398,315.
(c)–	Originally reported in the “Visant” column as $(95,928). Originally reported in the “Eliminations” column as $100,122.
(d)–	Originally reported in the “Visant” column as $112,774. Originally reported in the “Eliminations” column as $(23,999).

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2006

			Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales			$—	$1,163,949	$43,981	$(21,326)	$1,186,604
Cost of products sold	(a	)	—	587,772	21,003	(21,220)	587,555

Gross profit			—	576,177	22,978	(106)	599,049
Selling and administrative expenses	(b	)	(569)	379,223	15,712	—	394,366
Loss (gain) on sale of assets			68	(1,280)	—	—	(1,212)
Special charges			—	2,446	—	—	2,446

Operating income			501	195,788	7,266	(106)	203,449
Net interest expense			99,987	110,629	(116)	(105,078)	105,422

(Loss) income before income taxes			(99,486)	85,159	7,382	104,972	98,027
Provision for income taxes			362	29,557	1,336	(41)	31,214

(Loss) income from continuing operations			(99,848)	55,602	6,046	105,013	66,813
Equity (earnings) loss in subsidiary, net of tax	(c	)	(176,055)	(2,426)	—	178,481	—
Income (loss) from discontinued operations, net			167	13,014	(3,620)	—	9,561

Net income	(d	)	$76,374	$71,042	$2,426	$(73,468)	$76,374

(a)–	Originally reported in the “Visant” column as $(4,711). Originally reported in the “Guarantors” column as $592,483.
(b)–	Originally reported in the “Visant” column as $4,142. Originally reported in the “Guarantors” column as $374,512.
(c)–	Originally reported in the “Visant” column as $(71,042). Originally reported in the “Eliminations” column as $73,468.
(d)–	Originally reported in the “Visant” column as $(28,639). Originally reported in the “Eliminations” column as $31,545.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$102,517	$6,499	$8,585	$—	$117,601
Accounts receivable, net	984	124,897	13,038	—	138,919
Inventories, net	—	102,921	1,375	(70)	104,226
Salespersons overdrafts, net	—	27,204	842	—	28,046
Prepaid expenses and other current assets	2,423	17,154	508	—	20,085
Intercompany receivable	5,946	43,144	—	(49,042)	48
Deferred income taxes	(491)	15,414	—	—	14,923

Total current assets	111,379	337,233	24,348	(49,112)	423,848
Property, plant and equipment, net	719	220,965	78	—	221,762
Goodwill	—	984,055	21,959	—	1,006,014
Intangibles, net	—	593,198	9,264	—	602,462
Deferred financing costs, net	15,605	—	—	—	15,605
Intercompany receivable	1,139,709	174,935	43,353	(1,357,997)	—
Other assets	1,990	13,132	79	—	15,201
Investment in subsidiaries	654,438	79,271	—	(733,709)	—
Prepaid pension costs	—	3,981	—	—	3,981

	$1,923,840	$2,406,770	$99,081	$(2,140,818)	$2,288,873

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$137,000	$—	$—	$—	$137,000
Accounts payable	2,934	48,342	3,257	(4)	54,529
Accrued employee compensation	7,827	33,617	2,052	—	43,496
Customer deposits	—	177,035	6,834	—	183,869
Commissions payable	—	22,159	711	—	22,870
Income taxes payable	8,455	(6,755)	1,361	(27)	3,034
Interest payable	10,096	16	—	—	10,112
Intercompany payable	9,886	38,500	4,008	(52,394)	—
Other accrued liabilities	1,443	31,890	1,714	—	35,047

Total current liabilities	177,641	344,804	19,937	(52,425)	489,957
Long-term debt, less current maturities	816,500	—	—	—	816,500
Intercompany payable	226,151	1,128,533	—	(1,354,684)	—
Deferred income taxes	(2,443)	200,588	(127)	—	198,018
Pension liabilities, net	74	57,388	—	—	57,462
Other noncurrent liabilities	18,616	21,019	—	—	39,635

Total liabilities	1,236,539	1,752,332	19,810	(1,407,109)	1,601,572
Stockholder’s equity	687,301	654,438	79,271	(733,709)	687,301

	$1,923,840	$2,406,770	$99,081	$(2,140,818)	$2,288,873

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2007

In thousands			Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents			$40,727	$10,815	$7,600	$—	$59,142
Accounts receivable, net			2,119	122,342	14,435	—	138,896
Inventories, net			—	101,879	2,212	(167)	103,924
Salespersons overdrafts, net			—	27,663	1,067	—	28,730
Prepaid expenses and other current assets			916	17,438	992	—	19,346
Intercompany receivable			16,703	61,558	256	(78,443)	74
Deferred income taxes			95	12,566	—	—	12,661

Total current assets			60,560	354,261	26,562	(78,610)	362,773
Property, plant, and equipment, net			1,009	179,965	137	—	181,111
Goodwill			—	913,379	22,190	—	935,569
Intangibles, net			—	505,729	9,614	—	515,343
Deferred financing costs, net			21,272	—	—	—	21,272
Intercompany receivable			691,331	86,542	—	(777,873)	—
Other assets			40	12,061	79	—	12,180
Investment in subsidiaries	(a	)	882,029	76,715	—	(958,744)	—
Assets in pension benefits			—	64,579	—	—	64,579

			$1,656,241	$2,193,231	$58,582	$(1,815,227)	$2,092,827

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings			$—	$—	$714	$—	$714
Accounts payable			2,847	37,518	6,382	(12)	46,735
Accrued employee compensation			6,819	28,312	2,114	—	37,245
Customer deposits			—	177,934	6,527	—	184,461
Commissions payable			—	22,221	1,247	—	23,468
Income taxes payable			1,711	(3,398)	2,887	(65)	1,135
Interest payable			9,742	37	2	—	9,781
Intercompany payable			1,155	78,444	—	(79,599)	—
Other accrued liabilities			2,853	23,810	3,443	—	30,106

Total current liabilities			25,127	364,878	23,316	(79,676)	333,645
Long-term debt, less current maturities			816,500	—	—	—	816,500
Intercompany payable (receivable)	(b	)	125,168	956,031	(41,175)	(1,040,024)	—
Deferred income taxes			(2,310)	208,785	(274)	—	206,201
Pension liabilities, net			67	24,944	—	—	25,011
Other noncurrent liabilities			9,967	19,781	—	—	29,748

Total liabilities			974,519	1,574,419	(18,133)	(1,119,700)	1,411,105
Stockholder’s equity	(c	)	681,722	618,812	76,715	(695,527)	681,722

			$1,656,241	$2,193,231	$58,582	$(1,815,227)	$2,092,827

(a)–	Originally reported in the “Visant” column as $600,186. Originally reported in the “Eliminations” column as $(676,901).
(b)–	Originally reported in the “Visant” column as $155,973. Originally reported in the “Guarantors” column as $974,657. Originally reported in the “Eliminations” column as $(1,089,455).
(c)–	Originally reported in the “Visant” column as $369,074. Originally reported in the “Guarantors” column as $600,186. Originally reported in the “Eliminations” column as $(364,253).

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$87,048	$93,871	$2,556	$(96,427)	87,048
Other cash (used in) provided by operating activities	(44,254)	89,244	751	88,392	134,133

Net cash provided by operating activities	42,794	183,115	3,307	(8,035)	221,181
Purchases of property, plant and equipment	—	(52,333)	(19)	—	(52,352)
Additions to intangibles	—	(1,799)	—	—	(1,799)
Proceeds from sale of property and equipment	—	1,779	12	—	1,791
Acquisition of business, net of cash acquired	(222,949)	1,349	—	—	(221,600)
Other investing activities, net	1	(342)	—	—	(341)

Net cash used in investing activities	(222,948)	(51,346)	(7)	—	(274,301)
Book overdrafts	—	(941)	—	—	(941)
Net short-term borrowings	137,000	—	(714)	—	136,286
Intercompany payable (receivable)	128,168	(136,203)	—	8,035	—
Distribution to shareholder	(23,224)	—	—	—	(23,224)
Other financing activities, net	—	1,059	(1,059)	—	—

Net cash provided by (used in) financing activities	241,944	(136,085)	(1,773)	8,035	112,121
Effect of exchange rate changes on cash and cash equivalents	—	—	(542)	—	(542)

Increase (decrease) in cash and cash equivalents	61,790	(4,316)	985	—	58,459
Cash and cash equivalents, beginning of period	40,727	10,815	7,600	—	59,142

Cash and cash equivalents, end of period	$102,517	$6,499	$8,585	$—	$117,601

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2007

In thousands			Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	(a	)	$188,897	$95,928	$4,194	$(100,122)	$188,897
Other cash (used in) provided by operating activities	(b	)	(183,854)	88,619	(9,189)	98,017	(6,407)
Net cash used in discontinued operations			(1,205)	(3,942)	—	—	(5,147)

Net cash provided by (used in) operating activities			3,838	180,605	(4,995)	(2,105)	177,343
Purchases of property, plant, and equipment			(31)	(56,273)	(66)	—	(56,370)
Additions to intangibles			—	(2,224)	—	—	(2,224)
Proceeds from sale of property and equipment			—	1,936	—	—	1,936
Acquisition of business, net of cash acquired			(61,361)	3,033	—	—	(58,328)
Other investing activities, net			—	(461)	—	—	(461)
Net cash provided by (used in) discontinued operations			401,781	(5,691)	—	—	396,090

Net cash provided by (used in) investing activities			340,389	(59,680)	(66)	—	280,643
Net short-term borrowings			—	—	714	—	714
Principal payments on long-term debt			(400,000)	—	—	—	(400,000)
Intercompany payable (receivable)			113,414	(115,509)	—	2,095	—
Distribution to shareholder			(18,621)	—	—	—	(18,621)
Other financing activities, net			—	1,144	(1,144)	—	—

Net cash (used in) provided by financing activities			(305,207)	(114,365)	(430)	2,095	(417,907)
Effect of exchange rate changes on cash and cash equivalents			—	(20)	1,030	10	1,020

Increase (decrease) in cash and cash equivalents			39,020	6,540	(4,461)	—	41,099
Cash and cash equivalents, beginning of period			1,707	4,275	12,061	—	18,043

Cash and cash equivalents, end of period			$40,727	$10,815	$7,600	$—	$59,142

(a)–	Originally reported in the “Visant” column as $112,774. Originally reported in the “Eliminations” column as $(23,999).
(b)–	Originally reported in the “Visant” column as $(107,731). Originally reported in the “Eliminations” column as $21,894.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2006

			Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	(a	)	$76,374	$71,042	$2,426	$(73,468)	$76,374
Other cash (used in) provided by operating activities	(b	)	(95,411)	74,222	18,003	73,922	70,736
Net cash provided by (used in) discontinued operations			1,232	52,932	(18,809)	—	35,355

Net cash (used in) provided by operating activities			(17,805)	198,196	1,620	454	182,465
Purchases of property, plant, and equipment			(1,028)	(50,846)	—	—	(51,874)
Proceeds from sale of property and equipment			3	10,523	—	—	10,526
Acquisition of business, net of cash acquired			(54,792)	(1,000)	—	—	(55,792)
Other investing activities, net			—	(413)	—	—	(413)
Net cash used in discontinued operations			—	(2,245)	47,231	—	44,986

Net cash (used in) provided by investing activities			(55,817)	(43,981)	47,231	—	(52,567)
Net short-term borrowings			—	414	(11,868)	—	(11,454)
Principal payments on long-term debt			(100,000)	—	—	—	(100,000)
Intercompany payable (receivable)			182,461	(182,007)	—	(454)	—
Distribution to shareholder			(20,161)	—	—	—	(20,161)
Other financing activities, net			—	33,107	(33,107)	—	—

Net cash provided by (used in) financing activities			62,300	(148,486)	(44,975)	(454)	(131,615)
Effect of exchange rate changes on cash and cash equivalents			—	—	(114)	—	(114)

(Decrease) increase in cash and cash equivalents			(11,322)	5,729	3,762	—	(1,831)
Cash and cash equivalents, beginning of period			13,029	(1,454)	8,299	—	19,874

Cash and cash equivalents, end of period			$1,707	$4,275	$12,061	$—	$18,043

(a)–	Originally reported in the “Visant” column as $(28,639). Originally reported in the “Eliminations” column as $31,545.
(b)–	Originally reported in the “Visant” column as $9,602. Originally reported in the “Eliminations” column as $(31,091).

FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts

Visant Holding Corp. and subsidiaries

	Allowance for uncollectible accounts (1)	Allowance for sales returns (2)	Salesperson overdraft reserve (1)
Balance, December 31, 2005	$3,685	$5,934	$12,517

Charged to expense	1,012	24,512	6,672
Deductions	1,971	23,168	6,568

Balance, December 30, 2006	2,726	7,278	12,621

Charged to expense	1,626	24,281	1,541
Deductions	1,048	24,679	4,193

Balance, December 29, 2007	3,304	6,880	9,969

Charged to expense	2,549	25,880	928
Deductions	1,545	24,737	2,753

Balance, January 3, 2009	$4,308	$8,023	$8,144

(1)	Deductions represent uncollectible accounts written off, net of recoveries
(2)	Deductions represent returns processed against reserve