Form 10-K
period 2011-01-01
VISANT CORP
filed 2011-04-01
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that each registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐         Non-accelerated filer  ☒        Smaller reporting company  ☐

                                 (Do not check if a smaller

                                  reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of March 20, 2011, there were 5,959,062 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly owned beneficially by Visant Holding Corp.).

Documents incorporated by reference: None

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months.

FILING FORMAT

Note: In connection with the refinancing consummated by Visant Corporation (“Visant”) and its parent, Visant Holding Corp. (“Holdco”), prior to the end of its fiscal third quarter 2010, on September 22, 2010 (the “Refinancing”), Holdco’s outstanding 10.25% Senior Discount Notes due 2013 (the “Senior Discount Notes”) and 8.75% Senior Notes due 2013 (the “Senior Notes”) and Visant’s outstanding 7.625% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes” and together with the Senior Discount Notes and the Senior Notes, the “Old Notes”) were either purchased for cash pursuant to tender offers (the “Tender Offers”) made in respect of the Old Notes or satisfied and discharged by Holdco and Visant. Accordingly, Holdco and Visant have no further reporting obligations pursuant to the indentures governing the Old Notes. In connection with the Refinancing, Visant sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act, $750.0 million aggregate principal amount of 10.00% Senior Notes due 2017. On December 9, 2010, Visant filed an exchange offer registration statement to exchange such notes and related guarantees for a new issue of substantially identical notes (the “New Senior Notes”) and guarantees registered under the Securities Act, which registration statement was declared effective on December 17, 2010. Visant will continue to file annual reports on Form 10-K and quarterly reports on Form 10-Q pursuant to its reporting obligations under the indenture governing the New Senior Notes. Holdco’s information in this report is being provided voluntarily for informational purposes only. Holdco does not currently have a reporting obligation, and Holdco is therefore no longer reflected as a registrant on current or periodic filings under the Exchange Act including this Form 10-K. Further information regarding the presentation of Holdco’s financial condition and results of operations is provided elsewhere in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations. We do not anticipate that Holdco information will be provided for periods following 2010.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expectations with respect to future cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but rather predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors, and elsewhere in this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness and our ability to service the indebtedness;

•	our inability to implement our business strategy in a timely and effective manner;

•	global market and economic conditions;

•	levels of customers’ advertising and marketing spending, including as may be impacted by economic factors and general market conditions;

•	competition from other companies;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	the seasonality of our businesses;

•	the loss of significant customers or customer relationships;

•	Jostens’ reliance on independent sales representatives;

•	our reliance on numerous complex information systems;

•	the amount of capital expenditures required at our businesses;

•	developments in technology and related changes in consumer behavior;

•	the reliance of our businesses on limited production facilities;

•	actions taken by the U.S. Postal Service and changes in postal standards and their effect on our marketing services business, including as such changes may impact competition for our sampling systems;

•	labor disturbances;

•	environmental obligations and liabilities;

•	adverse outcome of pending or threatened litigation;

•	the enforcement of intellectual property rights;

•	the impact of changes in applicable law and regulations;

•	the application of privacy laws and other related obligations on our business;

•	the textbook adoption cycle and levels of government funding for education spending;

•	local conditions in the countries in which we operate;

•	control by our stockholders;

•	changes in market value of the securities held in our pension plans; and

•	our dependence on members of senior management.

We caution you that the foregoing list of important factors is not exclusive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly or revise any of them in light of new information, future events or otherwise, except as required by law. Comparisons of results for current and prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Available Information

Visant is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We therefore file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our Internet website at http://www.visant.net our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections13(a) or 15(d) of the Exchange Act that are filed with the SEC. These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. From time to time, we may use our Internet website as a channel of distribution of material company information. Financial and other material information regarding us is routinely posted on our website and is readily accessible. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Furthermore, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains periodic reports and other information regarding issuers that file electronically.

PART I

Except where otherwise indicated or unless the context otherwise requires, any reference in this report to (1) the “Company”, “we”, “our”, or “us”, refers to Visant Corporation (“Visant”) together with its consolidated subsidiaries, (2) “Holdings”, “our parent” or “our parent company” refers to Visant Holding Corp. (“Holdco”) together with Visant and its consolidated subsidiaries, (3) “Visant Secondary” refers to Visant Secondary Holdings Corp., (4) “Jostens” refers to Jostens, Inc. and its subsidiaries, (5) “Lehigh” refers to The Lehigh Press LLC (formerly known as The Lehigh Press, Inc.), (6) “Arcade” refers to AKI, Inc. and its subsidiaries (other than Dixon and Lehigh), (7) “Dixon” refers to Dixon Direct LLC (formerly known as Dixon Direct Corp.), (8) “Neff” refers to Neff Holding Company together with Neff Motivation, Inc. and its subsidiaries, and (9) “Phoenix Color” refers to Phoenix Color Corp. and its subsidiaries. Visant Secondary holds 100% of the outstanding capital stock of Visant, and Holdco holds 100% of the outstanding capital stock of Visant Secondary. All references to a particular fiscal year are to the four fiscal quarters ended the Saturday nearest to December 31st.

ITEM 1.	BUSINESS

Our Company

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. Our parent company was created in October 2004 when affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III” and, together with KKR, the “Sponsors”) completed a series of transactions that combined Jostens, Von Hoffmann Corporation (“Von Hoffmann”) and Arcade (the “Transactions”). Visant was formed to create a platform of businesses with leading positions in attractive end market segments and to establish a highly experienced management team that could leverage a shared services infrastructure and capitalize on margin and growth opportunities. Since 2004, we have developed a unified marketing and publishing services organization with a leading and differentiating approach in each of our segments. Our management team has created and integrated central services and management functions and has reshaped the business to focus on the most attractive and highest growth market opportunities.

We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, the availability of school funding, product and service offerings and quality and price. Holdco (formerly known as Jostens Holding Corp.) and Visant (formerly known as Jostens IH Corp.) were each originally incorporated in Delaware in 2003.

Acquisitions and Dispositions

Our business has expanded through a number of acquisitions, which complement our awards and team jackets business and the jewelry business in our Scholastic segment. These acquisitions include the acquisition of certain assets of Rennoc Corporation (“Rennoc”) (a producer of varsity jackets) in July 2009, the acquisition of the capital stock of Rock Creek Athletics, Inc. (“Rock Creek”) (a producer of varsity jackets) in February 2010 and the acquisition of certain assets of Daden Group, Inc. (a producer of varsity jackets under the DeLong brand) (the “DeLong Assets”) in July 2010. During May 2010, we completed the acquisition of Intergold Ltd. (“Intergold”) (a custom jewelry manufacturer), through a cash tender offer to acquire all of the issued and outstanding common shares, to complement the jewelry business in our Scholastic segment. The results of these acquisitions are reported as part of the Scholastic segment from the respective dates of acquisition.

Our Segments

Our three reportable segments as of January 1, 2011 consisted of:

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

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from operations, concentrated in the fourth quarter, is primarily driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate significant sales during our third and fourth quarters. These seasonal variations in net sales are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The seasonality of each of our businesses requires us to allocate our resources carefully in order to manage our capital and manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. In addition, we continue to see the impact of restrictions on school budgets which affects spending at the state and local levels resulting in reduced spending in our Memory Book, Scholastic and elementary/high school publishing services products and services. We continued to experience a shift in jewelry metal mix from gold to lesser priced metals during 2010 and anticipate that the trend will continue to occur through 2011, given the significant increase in the price of gold and the continued strained consumer spending environment.

We seek to distinguish ourselves based on our capabilities, innovative service offerings to our customers, quality and organizational and financial strength. We continue to expand and improve our product and service offerings, including to address changes in technology, consumer behavior and user preferences.

We have implemented efforts to reduce costs and drive operating efficiencies, including through the restructuring and integration of our operations and the rationalization of sales, administrative and support functions. We expect to initiate additional efforts focused on cost reduction and containment to address continued challenging marketplace conditions as well as competitive and pricing pressures demanding innovation and a lower cost structure.

For additional financial and other information about our operating segments, see Note 16, Business Segments, to our consolidated financial statements included elsewhere herein.

Scholastic

We are one of the leading providers of services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, we target the school channel and primarily serve U.S. high schools, colleges and universities, marketing and selling products to students and administrators. Jostens relies on a network of independent sales representatives to sell its scholastic products. We provide a high level of customer service in the marketing and sale of class rings and certain other graduation products, which often involves a high degree of customization. We also provide ongoing warranty service on our class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets. Since the acquisition of Neff, a single source provider of custom award programs and apparel, in March 2007, and our subsequent acquisitions in 2009 and 2010 in the varsity jacket business, we also market, manufacture and sell an array of additional scholastic products, including chenille letters, varsity jackets, mascot mats, plaques and sports apparel in schools and through a dealer network.

Memory Book

Through our Jostens subsidiary, we are one of the leading sales and marketing organizations providing services in conjunction with the publication, marketing, sale and production of memory books and related products that help people tell their stories and chronicle important events. Jostens’ strong brand recognition is deeply rooted in its school-by-school relationships and in its consistent ability to deliver high quality products and services and innovate to meet market demands. Jostens primarily services U.S. high schools, colleges, universities, elementary and middle schools. Jostens generates the majority of its revenues from high school accounts. Jostens’ independent sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of online layout and editorial tools to assist the schools in the publication of the yearbook. With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis. Jostens also offers online memory book products and related services, enabling the consumer to create personal, hard or soft-cover memory books to chronicle important events.

Marketing and Publishing Services

The Marketing and Publishing Services segment includes operations in sampling, direct marketing and publishing services. Our sampling operations provide services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments. With over a 100-year history, Arcade pioneered our leading ScentStrip® product in 1980. Since then, we have developed an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various conventional and on-line marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. Our direct marketing operations specialize in high-quality, in-line printed products and can accommodate large marketing projects with a wide range of dimensional printed products and in-line finishing production, data processing and mailing services. Our products range from conventional direct marketing pieces to integrated offerings with data collection and tracking features. Our personalized imaging capabilities can offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts. Our publishing services business produces book components, including book covers and jackets, and employs specialized techniques to create highly decorated covers. We have long-standing relationships with many of our customers in this segment, including the world’s leading fragrance purveyors and educational and trade publishers.

Products

The following table presents our revenue by product.

	In thousands	For the year ended
	Revenue by product	2010	%	2009	%	2008	%
Memory Book:	Memory book and yearbook products and services	$375,866	30.3%	$386,783	30.8%	$391,981	28.7%

Scholastic:	Class ring and jewelry products	208,347	16.8%	208,260	16.6%	219,407	16.1%
	Graduation and affinity products	261,383	21.1%	254,458	20.3%	252,998	18.5%

Marketing & Publishing Services:	Sampling products and services	146,757	11.8%	139,506	11.1%	191,546	14.0%
	Direct marketing products and services	116,425	9.4%	111,460	8.9%	135,130	9.9%
	Book components	132,109	10.6%	154,858	12.3%	174,498	12.8%

	Total revenue	$1,240,887	100.0%	$1,255,325	100.0%	$1,365,560	100.0%

Competition

Scholastic

Jostens’ primary competition in class rings consists of two national firms, Herff Jones, Inc. (“Herff Jones”) and American Achievement Corporation (“American Achievement”), which market the Balfour and ArtCarved brands, as well as a host of regional companies, retailers and traditional jewelry stores, which may compete more effectively based on technology and manufacturing advances. Herff Jones distributes its products within schools, while American Achievement distributes its products through multiple distribution channels including schools, independent and jewelry chain retailers, and mass merchandisers. Jostens distributes its products primarily within schools and through online offerings. In the affiliation ring space, Jostens competes primarily with national manufacturers, consumer product and jewelry companies and a number of small regional competitors. Class rings sold through independent and jewelry chain retailers and mass merchandisers are generally less customized and, accordingly, are lower priced than class rings sold through schools. Customer service is particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery. In the marketing and sale of other scholastic affinity products, we compete primarily with American Achievement and Herff Jones, in the case of graduation products, as well as numerous local and regional competitors, including dealers and retailers, who offer products similar to ours. Each competes on the basis of service, on-time delivery, product quality, price and product offerings, with particular importance given to establishing a proven track record of timely delivery of quality products.

Memory Book

In the sale of yearbooks and memory books to schools and students, Jostens competes primarily with American Achievement (which markets under the Taylor Publishing brand), Herff Jones, Walsworth Publishing Company and Lifetouch Inc. as well as a host of other companies providing conventional and online memory book offerings. Each competes on the basis of service, product customization and personalization, on-time delivery, print quality, price and product offerings. Customization and personalization capabilities, combined with technical assistance and customer service, are important factors in yearbook production.

Marketing and Publishing Services

The Marketing and Publishing Services business competes primarily with Orlandi, Inc., Ileos, Klocke, Marietta and a number of smaller competitors in the fragrance and cosmetic sampling business. Our sampling system business also competes with numerous manufacturers of sampling products such as miniatures, vials, packets, sachets, blister packs and scratch and sniff products. Our direct marketing products and services compete with numerous other marketing and advertising venues for limited marketing dollars that customers have available to allocate to various types of advertising, marketing and promotional efforts such as television and in-store promotions as well as other printed products produced by numerous national and regional printers and more recently, on-line offerings. We seek to differentiate ourselves based on our capabilities, innovative products and services, quality and organizational and financial strength. We compete primarily with Coral Graphics Services, Inc., Brady-Palmer, Courier, Worzalla Publishing Company and John P. Pow in the production and sale of book covers and components.

Seasonality

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 40% of our annual net sales for fiscal 2010 during the second quarter of our fiscal year and a majority of our annual cash flow from operations for fiscal 2010 during the fourth quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from operations, which is concentrated in the fourth quarter, is primarily driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of sampling and other direct mail and printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate significant sales during our third and fourth quarters. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The seasonality of each of our businesses requires us to allocate our resources carefully in order to manage our capital and manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods.

Raw Materials

The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semi-precious and synthetic stones. The cost of precious metals and precious, semi-precious and synthetic stones is affected by market volatility. To manage the risk associated with changes in the prices of precious metals, we may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated quantity needed to satisfy projected customer demand. The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher prices have impacted, and could further impact, our jewelry sales metal mix. Jostens purchases substantially all precious, semi-precious and synthetic stones from a single supplier located in Germany, whom we believe is also a supplier to Jostens’ major class ring competitors in the United States.

The principal raw materials purchased by the Marketing and Publishing Services business consist of paper, ink and adhesives. Paper costs generally flow through to the customer as paper is ordered for specific jobs, and we do not take significant commodity risk on paper. Our sampling system business utilizes specific grades of paper and foil laminates, which are each available from only a limited number of suppliers, which could affect availability and other terms.

We enter into contractual arrangements with suppliers to obtain purchasing efficiencies on key raw materials. Continued reductions in paper manufacturing capacity caused prices to increase in 2010, and we anticipate that continued increases and tighter supply could impact availability of particular grades of paper and demand for particular printed products.

We are monitoring the impact of changes and volatility in the price of crude oil and other energy costs, which impact our ink and substrate suppliers and may impact our logistics and manufacturing costs. Contractual arrangements with our logistics providers should allow us to continue to manage our logistics costs despite increases in energy prices. However, the impact of higher energy prices, particularly sharp volatility, may impact our operating costs and those of our customers.

Matters pertaining to our market risks are set forth below under Item 7. Quantitative and Qualitative Disclosures about Market Risk.

Backlog

Because of the nature of our business, all orders are generally filled within a few months from the time of placement. However, Jostens typically obtains contracts in the second quarter of one year for student yearbooks to be fulfilled in the second and third quarters of the subsequent year. Orders for yearbooks under these contracts are primarily placed during the third and fourth quarters. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate the backlog of orders, related primarily to our Memory Book and Scholastic businesses, was in the aggregate $422.1 million and $437.7 million as of the end of fiscal years 2010 and 2009, respectively. We expect most of the 2010 backlog to be confirmed and filled throughout 2011.

Environmental

Our operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters, and from time to time we may be involved in remedial and compliance efforts.

Intellectual Property

Our businesses rely on a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect the intellectual property rights we employ in our businesses. We also have trademarks registered in the United States and in jurisdictions around the world. In particular, we have a number of registered patents in the United States and abroad covering certain of the proprietary processes and products used in our Marketing and Publishing Services segment, and we have submitted patent applications for certain other manufacturing processes and products. Many of our processes and products and services are not, however, covered by any patent or patent application. As a result, our businesses may be adversely affected by competitors who independently develop equivalent or superior technologies, know-how, trade secrets or production methods or processes as compared to those employed by us. We are involved in proceedings from time to time in the course of our businesses to protect and enforce our intellectual property rights, and third parties from time to time may initiate proceedings against us asserting that our businesses infringe or otherwise violate their intellectual property rights.

Our company has ongoing research and development efforts and expects to seek additional intellectual property protection in the future covering results of its research. Pending patent applications filed by us may not result in patents being issued. Furthermore, the patents that we use in our businesses will expire over time. Similarly, patents now or hereafter owned by us may not afford protection against competitors with similar or superior technology. Our patents may be infringed upon, designed around by others, challenged by others or held to be invalid or unenforceable.

Employees

As of January 1, 2011, we had approximately 4,455 full-time employees. As of January 1, 2011, approximately 283 of Jostens’ full-time employees were represented under two collective bargaining agreements that expire in August 2012 and June 2013, respectively, and approximately 243 full-time employees from our Marketing and Publishing Services business were represented under two collective bargaining agreements that expire in March 2012 and June 2012, respectively. We routinely rely on seasonal employees to augment our workforce to meet our regular seasonal demand. Many of our seasonal employees return year after year allowing us to enjoy the benefits of a well-trained seasonal workforce.

We consider our relations with our employees to be satisfactory.

International Operations

During 2010, our foreign sales were derived primarily from operations in Canada and Europe. Local taxation and regulatory requirements, import duties, fluctuation in currency exchange rates and restrictions on expatriation of funds are among the risks attendant to our foreign operations.

For information on net sales from external customers attributed to the United States and outside the United States and on long-lived assets located in and outside the United States, see Note 16, Business Segments, to our consolidated financial statements included elsewhere herein.

ITEM 1A.	RISK FACTORS

Our consolidated financial results of operations, financial condition and cash flows may be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and other matters set forth in this Annual Report on Form 10-K. You should carefully consider all of these risks.

Risks Relating to Our Business

If we fail to implement our business strategy, our business, financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including marketing and selling strategies to drive growth, moving into new product and service offerings and geographies, enhancing our core product and service offerings and continuing to improve operating efficiencies and asset utilization. We may not be able to implement our business strategy successfully or achieve the benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we expect, or at all.

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, changes in demand and buying habits, legal and regulatory developments, conditions in the global economy and in the credit and capital markets, developments within the primary industries we serve and increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty achieving our strategic objectives. We may also decide to alter or discontinue certain aspects of our business strategy at any time. Any failure to successfully implement our business strategy may adversely affect our business, results of operations, cash flows and financial condition and thus our ability to service our indebtedness, including our ability to make principal and interest payments on our indebtedness, including our ability to make principal and interest payments on the New Senior Notes.

Economic weakness and uncertainty, as well as the effects of these conditions on our customers’ and suppliers’ businesses and their demand for our products and services, could have an adverse effect on our business and results of operations.

Our business and operating results are affected by global economic conditions and, in particular, conditions in our customers’ and suppliers’ businesses and the market segments they serve. We have experienced and may continue to experience reduced demand for certain of our products and services. As a result of continued economic weakness and uncertainty in the pace and extent of the economic recovery, including factors such as a high rate of unemployment, bankruptcies and other challenges which continue to affect the global economy, our customers and suppliers may experience further deterioration of their businesses or suffer cash flow shortages. In turn, existing or potential customers may delay or decline to purchase our products and related services, and our suppliers and customers may not be able to fulfill their obligations to us in a timely fashion.

Revenues, particularly in our Marketing and Publishing Services business, are dependent on the level of marketing and advertising spending by our customers. Demand for marketing and advertising tends to correlate with changes in the level of economic activity in the market segments our customers serve, and therefore continued weakness and uncertainty in the pace and extent of recovery in the global economy could negatively affect the demand for the products and related services that we provide these customers. Our educational textbook cover and component business is reliant on continued government funding for educational spending which impacts demand by our customers and may be affected by changes in or continued restrictions on local, state and/or federal funding and school budgets. Continued economic weakness and uncertainty in the pace and extent of recovery in the global economy may continue to constrain marketing and advertising spending resulting in decreased revenue, gross margin, earnings or growth rates and increased challenges with respect to collection of customer receivables. In addition, customer difficulties could result in increases in bad debt write-offs and increases to our allowance for doubtful accounts receivable. Further, our suppliers may experience similar conditions as our customers, which may impact their viability and their ability to fulfill their obligations to us. Negative changes in the global economy, including as a result of political unrest, a slow economic recovery or a prolonged period of uncertainty in the economic environment, could materially adversely affect our business, results of operations, cash flows and financial condition.

We are subject to direct competition in each of our respective industries which may have a material and adverse effect on our business, financial condition and results of operations.

We face competition in our businesses from a number of companies, some of which have substantial financial and other resources. Our future financial performance will depend, in large part, on our ability to maintain an advantageous market position. It is possible that certain of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can. We expect to meet significant competition from existing competitors with entrenched positions and may face additional competition from new competitors, both with respect to our existing product and service lines and new products and services we might introduce. Further, competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. These competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete or could otherwise result in downward pressure on pricing. To maintain a competitive advantage, we may need to increase our investment in product and service development, manufacturing capabilities and sales and marketing and will need to continue to improve our cost structure and operating efficiencies. Increases in competition could have a material and adverse effect on our business, results of operations, cash flows and financial condition.

We are subject to fluctuations in the cost and availability of raw materials and the possible loss of suppliers.

We are dependent upon the availability of raw materials to produce our products. The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semi-precious and synthetic stones. The price of gold has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future, driven by numerous factors, such as changes in supply and demand and investor sentiment. From time to time, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated quantity needed to satisfy projected customer demand. Higher gold prices have impacted, and could further impact, our jewelry sales metal mix. Our Marketing and Publishing Services business primarily uses paper, ink and adhesives. Similarly, our sampling system business utilizes specific grades of paper and foil in producing its sampling products. The price and availability of these raw materials are affected by numerous factors beyond our control. These factors include:

•	the level of consumer demand for these materials and downstream products containing or using these materials;

•	the supply of these materials and the impact of industry consolidation;

•	foreign government regulation and taxes;

•	market uncertainty;

•	volatility in the capital and credit markets;

•	environmental conditions and regulations; and

•	political and global economic conditions.

Any material increase in the price of these raw materials could adversely impact our cost of sales. When these fluctuations result in significantly higher raw material costs, our operating results are adversely affected to the extent we are unable to pass on these increased costs to our customers or to the extent they materially affect customer buying habits. Therefore, significant fluctuations in prices for gold, paper or precious, semi-precious and synthetic stones and other of our critical materials could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We rely on a limited number of suppliers for certain of our raw materials and outside services. Global market and economic conditions may affect our suppliers and impact their viability and their ability to fulfill their obligations to us. Jostens purchases substantially all of its precious, semi-precious and synthetic stones from a single supplier located in Germany with manufacturing sites in Germany and Sri Lanka. We believe this supplier provides stones to almost all of the class ring manufacturers in the United States. If access to this supplier were lost or curtailed, we may not be able to secure alternative supply arrangements in a timely and cost-efficient fashion. Similarly, all of our ScentStrip® sampling systems, which account for a substantial portion of net sales from our sampling system business, utilize specific grades of paper for which we rely primarily on two domestic suppliers, with whom we do not have written supply agreements in place. A loss of this supply of paper could have a material adverse effect on our sampling system business, results of operations, cash flows and financial condition to the extent that we are unable to obtain the specific paper in sufficient quantities from other suppliers or elsewhere. Moreover, certain of our other primary label sampling systems utilize certain foil laminates that are presently sourced primarily from one supplier, with whom we do not have a written supply agreement in place. A significant deterioration in or loss of supply could have a material adverse effect on our business, results of operations, cash flows, financial condition and competitive advantage.

Certain of our businesses are dependent on fuel and natural gas in their operations. Prices of fuel and natural gas have shown volatility over time and in particular as of late. Higher prices and volatility could impact our operating expenses.

Any failure to obtain raw materials and certain services for our business on a timely basis at an affordable cost, or any significant delays or interruptions of supply, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We are subject to seasonality in our businesses tied to the North American school year and the inherent seasonality of our customers’ businesses.

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 40% of our annual net sales for fiscal year 2010 during the second quarter of our fiscal year and a majority of our annual cash flow from operations during the fourth quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. The seasonality of our cash flow, which is concentrated in the fourth quarter, is primarily driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.

The seasonality of our businesses requires us to manage our working capital carefully over the course of the year. If we fail to manage our working capital effectively in response to seasonal fluctuations, we may be unable to offset the results from any such period with results from other periods, which could impair our ability to service our debt. These seasonal fluctuations also require us to allocate our resources carefully in order to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. If we fail to monitor production and distribution accurately during these peak seasonal periods and are unable to satisfy our customers’ delivery requirements, we could jeopardize our relationships with our customers.

A substantial decrease or interruption in business from our significant customers could adversely affect our business, financial condition and results of operations.

We have significant customer concentration within our Marketing and Publishing Services segment. Our top five customers in our sampling system business, for example, represented approximately 21% of our net sales within our Marketing and Publishing Services segment for 2010. We do not generally have long-term contracts for committed volume with our sampling customers. Our top five customers in our cover and component business represented approximately 23% of our net sales within our Marketing and Publishing Services segment for 2010. Customers in our cover and component business include the three major educational textbook publishers, Pearson, Houghton Mifflin Harcourt and McGraw-Hill, all of whom have long-term written agreements with us. Any significant cancellation, deferral or reduction in the quantity or type of product sold to these principal Marketing and Publishing Services customers or a significant number of smaller customers, including as a result of our failure to perform, the impact of economic weakness and challenges on their businesses, a change in buying habits or the impact of any shift to alternative methods of content delivery by customers, could have a material adverse effect on the business, results of operations, cash flows and financial condition of our Marketing and Publishing Services business.

Many of our customer sales arrangements are conducted by purchase order on an order-by-order basis or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Jostens relies on relationships with schools, school administrators and students for the sale of its products. Jostens’ failure to deliver high quality products in a timely manner or failure to respond to changing consumer preferences could jeopardize its customer relationships. Significant customer losses at our Jostens business could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Changes in Jostens’ relationships with its independent sales representatives may adversely affect our business, financial condition and results of operations.

The success of our Jostens business is highly dependent upon the efforts and abilities of Jostens’ network of independent sales representatives. Many of Jostens’ relationships with customers and schools are cultivated and maintained by its independent sales representatives. Jostens’ independent sales representatives typically operate under one- to three-year contracts for the sale of Jostens products and services. These contracts are generally terminable upon 90 days’ notice from the end of the current contract year and contain post-termination restrictive covenants. Jostens’ sales representatives can terminate or fail to renew their contracts with Jostens due to factors outside of our control. If Jostens were to experience a significant change in the terms of its relationship with, or loss of, its independent sales representatives or material disruption or disputes arising out of the engagement or termination of its representatives, such an occurrence could have a material adverse effect upon our business, results of operations, cash flows and financial condition.

Our businesses depend on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

Our businesses depend upon numerous information systems for operational and financial information and our billing operations. We are also increasingly dependent on our information technology systems for our

e-commerce efforts. We may not be able to enhance existing information systems or implement new information systems that can successfully integrate our business efforts. Furthermore, we may experience unanticipated delays, complications and expenses in acquiring licenses for certain systems or implementing, integrating and operating such systems. In addition, our information systems may require modifications, improvements or replacements that may involve substantial expenditures and may necessitate interruptions in operations during periods of implementation. Implementation of these systems is further subject to our ability to access and license certain proprietary software in certain cases and in other cases the availability of information technology and other skilled personnel to assist us in developing and implementing systems. Our failure to implement and maintain operational, financial and billing information systems successfully at our businesses could have an adverse effect on our business, results of operations, cash flows and financial condition.

We may be required to make significant capital expenditures for our businesses in order to remain technologically and economically competitive.

We are required to invest capital in order to expand and update our capabilities in our businesses. We expect our capital expenditure requirements in the Jostens business to continue to relate primarily to capital improvements and growth initiatives, including information technology, digital and e-commerce initiatives. Our capital expenditure requirements in the Marketing and Publishing Services segment primarily relate to efforts to maintain efficiency and innovation and technological advancement in order to remain competitive. Changing competitive conditions or the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in additional production technology in order to remain competitive. If we are unable to fund any such investment, including as a result of constraints in the availability of capital, or otherwise fail to invest in new technologies, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

Our businesses are subject to changes arising from developments in technology and changes in consumer behavior facilitated by these developments that could render our products obsolete or reduce product consumption.

New emerging technologies, including those involving the Internet, social networking or alternative methods of content delivery, could result in new distribution channels and new products and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer and consumer preferences and demands, including the use of the Internet, social networking or alternative methods of content delivery. Widespread consumer acceptance of electronic delivery of books is uncertain, as is the extent to which consumers may replace printed materials with electronic alternatives. Accepted methods for delivery of media content that serve as an alternative to obtaining products or services from us may impact our business.

If we fail to anticipate or respond adequately to changes in technology, consumer behavior and user preferences and demands or are unable to finance the capital expenditures necessary, or develop an ability to respond to such changes, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

Any disruption at our principal production facilities could adversely affect our results of operations.

We are dependent on certain key production facilities. Certain of our sampling system, book component, jewelry and graduation products are each produced in dedicated facilities. Any disruption of production capabilities at any of our key dedicated facilities could adversely affect our business, results of operations, cash flows and financial condition.

Actions taken by the U.S. Postal Service, including the recent approval of competing sampling products for use in periodicals without a postal surcharge, could have a material adverse effect on our business.

Postal costs are a significant component of many of our marketing and advertising customers’ cost structures. Postal rate and format changes can influence the number of pieces and types of products that our customers mail. We do not directly bear the cost of higher postal rates and changes in postal classifications. Demand for products distributed by mail, however, could be adversely affected by continued increases in postal rates. Any resulting decline in the volume of products mailed would have an adverse effect on our business.

Sampling products are approved by the U.S. Postal Service (the “USPS”) for inclusion in periodicals mailed at periodical postage rates. USPS-approved sampling systems have historically enjoyed a significant cost advantage over other competing sampling products, such as miniatures, vials, packettes, sachets and blisterpacks, because the inclusion of these competing products in periodicals may be restricted or result in an increase from periodical postage rates to the higher third-class rates for a periodical’s entire circulation. Periodical sampling inserts delivered to consumers through the USPS are currently an important part of our sampling systems business. The USPS has recently approved certain competing types of sampling products such as packettes for use in periodicals without requiring a postal surcharge, subject to such samples meeting certain conditions and restrictions, including with respect to combined weight, structure and placement in the periodical. This change in USPS standards is new. While we have not seen an impact on our business as a result of the change in standards, we are not yet able to predict whether the cost or availability of such other sampling devices for use in periodicals will impact demand for our sampling devices that have historically been approved for mailing in periodicals without surcharge and, accordingly, the competitive impact that the change in USPS standards may have on our sampling business. If such competing sampling devices have widespread acceptability for mailing in periodicals or if the USPS makes additional modifications to postal standards affecting our sampling products, our sampling business, results of operations, cash flows and financial condition could be adversely affected.

A deterioration in labor relations or labor availability could have an adverse impact on our operations.

As of January 1, 2011, we had approximately 4,455 full-time employees. As of January 1, 2011, approximately 283 of Jostens’ full-time employees were represented under two collective bargaining agreements that expire in August 2012 and June 2013, respectively, and approximately 243 full-time employees from our Marketing and Publishing Services business were represented under two collective bargaining agreements that expire in March 2012 and June 2012, respectively.

We may not be able to negotiate future labor agreements on satisfactory terms. If any of the employees covered by the collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience disruptions to our operations and/or higher ongoing labor costs, which could adversely affect our business, results of operations, cash flows and financial condition. In addition, if other of our employees were to become unionized, we could experience further disruptions to our operations and/or higher ongoing labor costs, which could adversely affect our business, results of operations, cash flows and financial condition. Given the seasonality of our businesses, we utilize a high percentage of seasonal and temporary employees to maximize efficiency and manage our costs. If these seasonal or temporary employees were to become unavailable to us on acceptable terms, we may not be able to find replacements in a timely or cost effective manner, which could adversely impact our business, financial condition and results of operations.

We are subject to environmental obligations and liabilities that could impose substantial costs upon us and may adversely affect our financial results and our ability to service our debt.

Our operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters.

Also, as an owner and operator of real property and a generator of hazardous substances, we may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Some of our current or past operations have involved metalworking and plating, printing and other activities that have resulted in or could result in environmental conditions giving rise to liabilities.

We are subject to risks that our intellectual property may not be adequately protected, and we may be adversely affected by the intellectual property rights of others.

We use a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights, particularly those in our Marketing and Publishing Services segment, which derive a substantial portion of revenue from processes or products with some proprietary protections. We generally enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or may otherwise infringe, impair, misappropriate, dilute or violate our intellectual property rights. In addition, a portion of our manufacturing processes involved in the production of our products and services are not covered by any patent or patent application. Furthermore, the patents that we use in our businesses will expire over time. Our ongoing research and development efforts may not result in new proprietary processes or products. Our competitors may independently develop equivalent or superior know-how, trade secrets or other proprietary processes or production methods as compared to those employed by us.

In addition, we are involved in proceedings from time to time in the course of our businesses to protect and enforce our intellectual property rights. Third parties may initiate proceedings against us asserting that our businesses infringe or otherwise violate their intellectual property rights. Our intellectual property rights may not have the value that we believe them to have, and our products or processes may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. Further, we may not prevail in proceedings to enforce our intellectual property rights, and the results or costs of any such proceedings may have a material adverse effect on our business, results of operations, cash flows and financial condition. Any proceedings concerning intellectual property could be protracted and costly, are inherently unpredictable and could have a material adverse effect on our business, financial condition and results of operations regardless of their outcome. The expense involved in protecting our intellectual property has been and could continue to be significant.

Changes in the rules and regulations to which we and our customers are subject may impact demand for our products and services.

We and many of our customers are subject to various government regulations, including applicable rules and regulations governing product safety and the regulation of hazardous substances as well as protecting the privacy of consumer data. Continually evolving and changing regulations, both in the United States and abroad, may impact our and our customers’ businesses and could reduce demand, or increase the cost, for the related products and services.

We are subject to privacy and other related obligations and liabilities that could impose substantial costs upon us and may adversely affect our business or our financial results.

Several of our businesses use, process and store customer or consumer information that may include confidential or personal information. Privacy laws and similar regulations in many jurisdictions where we or our customers do business, as well as contractual provisions, require that we take steps to safeguard this information.

Our failure to comply with any of these laws, regulations or contractual provisions or to adequately safeguard this information could adversely affect our reputation and business and subject us to significant liability in the event such information were to be disclosed in breach of our obligations.

Our results of operations in our educational textbook cover and component business are subject to variations due to the textbook adoption cycle and government funding for spending on education.

Our educational textbook cover and component business experiences fluctuations in its results of operations due to the textbook adoption cycle and government funding for spending on education. The cyclicality of the elementary and high school market is primarily attributable to the textbook adoption cycle. Our results of operations are also affected by reductions in local, state and/or federal school funding for textbook purchasing. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds, including as a result of continued unfavorable economic conditions and volatility in real property values, can severely restrict district purchases of instructional materials. In districts and states that primarily rely on state funding for instructional materials, a reduction in state allocations, changes in announced school funding or additional restrictions on the use of those funds may affect our results of operations in our educational textbook component business.

Lower than expected sales by us due to the cyclicality of the textbook adoption cycle, pricing pressures that may result during any downturn in our business from increased competition or as a result of a reduction in government funding for spending on education could have a material adverse effect on our cash flows and, therefore, on our ability to service our obligations with respect to our indebtedness.

There are risks associated with operations outside the United States.

Certain of our businesses are expanding their operations outside the United States. Accordingly, we are subject to increased risks inherent in conducting business outside the United States, including the impact of varying local economic, political, regulatory, tax and currency requirements and conditions in the countries in which we operate, and our performance could be adversely affected as a result of such factors.

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

As part of our business strategy, we may continue to pursue strategic acquisitions and dispositions to leverage our existing infrastructure, expand our geographic reach, broaden our product and service offerings and focus on our higher growth businesses. Acquisitions and dispositions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from existing businesses;

•	difficulty with integration of personnel and financial and other systems;

•	increased expenses, including compensation expenses resulting from newly hired employees and/or workforce integration and restructuring;

•	regulatory challenges; and

•	potential disputes (including with respect to indemnification claims) with the buyers of disposed businesses or with the sellers of acquired businesses, technologies, services or products.

We may not be able to continue to consummate acquisitions or dispositions, and we may experience disruption in our businesses as a result. Our ability to continue to consummate acquisitions will be limited by our ability to identify appropriate acquisition candidates on acceptable terms and our access to financial resources, including available cash and borrowing capacity. In addition, we could experience financial or other setbacks if any material business that we acquired or invested in encountered problems or liabilities which we were not aware of or were more extensive than believed.

The controlling stockholders of Holdco, which are affiliates of KKR and DLJMBP III, may have interests that conflict with other investors.

Holdco, our indirect parent which owns 100% of Visant Secondary, which in turn owns 100% of Visant, is controlled by an affiliate of KKR and by DLJMBP III and certain of its affiliates. On a collective basis, the Sponsors indirectly control our affairs and policies. Circumstances may occur in which the interests of the Sponsors could be in conflict with the interests of our debtholders. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our debtholders if the transactions resulted in our becoming more leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of the Sponsors may conflict with those of our debtholders. In that situation, for example, our debtholders might want Holdco to raise additional equity from the Sponsors or other investors for capital contributions to us to reduce our leverage and pay our debts, while the Sponsors might not be in a position to increase their investment in Holdco or have their ownership diluted and instead choose to take other actions, such as selling our assets. Additionally, the Sponsors and certain of their affiliates are in the business of making investments in companies and currently hold, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. For instance, certain of the Sponsors currently have investments in Merrill Corp., Primedia Inc. and First Data Corporation. Further, if they pursue acquisitions or make further investments in our industries, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of Holdco’s equity, even if such amount is less than 50%, they will continue to be able to influence or effectively control us.

Changes in market factors and declines in the market value of the securities held by our pension plans could materially reduce the funded status of the plans and affect the level of pension expense and required pension contributions in future years.

The funded status of our pension plans is dependent upon many factors, including return on invested assets, the level of certain market interest rates used in determining the value of our obligations and changes to regulatory requirements, each of which can affect our assumptions and have an impact on our cash funding requirements under our plans. Declines in the market value of the securities held by the plans due to the disruption in financial markets during 2008 materially reduced the asset values under our plans. Such changes in asset values in combination with regulatory and other market factors will affect the level of pension income associated with the pension plans that we have historically realized and increase the level of expense and required contributions in future years. In the event that sustained declines in market conditions continue for an extended period of time, our expense and required cash contributions associated with our pension plans may substantially increase in future periods.

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

Risks Relating to Our Indebtedness

Our high level of indebtedness could adversely affect our cash flow and our ability to operate our business, limit our ability to react to changes in the economy or industry dynamics and prevent us from meeting our obligations with respect to our indebtedness.

We are highly leveraged. As of January 1, 2011, total indebtedness for Visant and its guarantors was $2,012.5 million (exclusive of $12.3 million letters of credit outstanding and $23.7 million of original issue discount), including $15.6 million of outstanding borrowings under capital lease and equipment financing arrangements. As of January 1, 2011, Visant had availability of $162.7 million (net of standby letters of credit of $12.3 million) under the $175.0 million revolving credit facility expiring in 2015 entered into in connection with the Refinancing (the “New Revolving Credit Facility”) and cash and cash equivalents totaling $60.2 million. Total outstanding indebtedness (inclusive of letters of credit) for Visant and its guarantors represented approximately 142.2% of its total consolidated capitalization at January 1, 2011.

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

Any of the above listed factors could materially adversely affect our business, results of operations, cash flows and financial condition. Furthermore, our interest expense could increase if interest rates increase, because the entire amount of our debt under the New Revolving Credit Facility and the $1,250.0 million term loan B facility maturing in 2016 entered into in connection with the Refinancing (the “New Term Loan Credit Facility” and together with the New Revolving Credit Facility the “New Credit Facilities”) bears interest at a variable rate, subject to adjustment based on a leverage-based pricing grid. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, we may be able to incur significant additional indebtedness in the future. For example, we may seek to obtain additional term loans under the New Term Loan Credit Facility, or under a new term facility, in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the New Term Loan Credit Facility. Although the indenture governing the New Senior Notes and the credit agreement governing the New Credit Facilities contain restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of important qualifications and exceptions, and under certain circumstances, the indebtedness incurred in compliance with those restrictions could be substantial. The New Credit Facilities, for example, allow us to incur (1) an unlimited amount of “purchase money” indebtedness to finance capital expenditures permitted to be made under the New Credit Facilities and to finance the acquisition, construction or improvement of fixed or capital assets, (2) an unlimited amount of indebtedness to finance acquisitions permitted under the New Credit Facilities and (3) additional indebtedness, including indebtedness at subsidiaries that are not guarantors of the New Senior Notes. All of those borrowings would be senior secured indebtedness and, as a result, would be effectively senior to the New Senior Notes and the subsidiary guarantees by the guarantors to the New Senior Notes. To the extent we incur additional indebtedness, the risks described above will increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, results of operations, cash flows and financial condition.

We are a highly leveraged company and require a significant amount of cash to meet our debt service obligations. Our annual payment obligations for 2010 with respect to existing indebtedness consisted of approximately $101.7 million of interest payments on Visant’s previously existing term loan credit facility (the “Old Term Loan Credit Facility”), which would have otherwise matured in October 2011 and was replaced by the New Term Loan Credit Facility, and Visant’s previously existing revolving credit facility, which would have otherwise matured in January 2012 at the latest, subject to the occurrence of certain conditions, and was replaced by the New Revolving Credit Facility (the “Old Revolving Credit Facility” and, together with the Old Term Loan Credit Facility, the “Old Credit Facilities”), the Old Notes (inclusive of the obligations of Holdco) and an aggregate of $3.5 million of principal payments under our capital lease and equipment financing obligations. Our ability to make interest payments and payments with respect to the principal amount of our debt obligations primarily depends upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. Changes in global economic conditions, including any decreases in economic activity in many of the industries we serve, may significantly impact our ability to generate funds from operations.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to refinance our debt or undertake alternative financing plans will depend on the credit markets and our financial condition at such time. Any refinancing of our debt could be on less favorable terms, including being subject to higher interest rates. In addition, the terms of our existing or future debt instruments may restrict certain of our alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, results of operations, cash flows and financial condition, as well as on our ability to satisfy our obligations in respect of our indebtedness.

Repayment of our debt, including the New Senior Notes and the New Credit Facilities, is dependent on cash flow generated by our subsidiaries.

Visant is a holding company, and all of its assets are owned by its subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to it, by dividend, debt repayment or otherwise. Visant’s non-guarantor subsidiaries do not have any obligation to pay amounts due on the New Senior Notes or to make funds available for that purpose. Visant’s non-guarantor subsidiaries may not be able, or may not be permitted, to make distributions to enable Visant to make payments in respect of its indebtedness, including the New Senior Notes. Each of Visant’s subsidiaries is a distinct legal entity, and legal and contractual restrictions may limit Visant’s ability to obtain cash from its subsidiaries. While the indenture governing the New Senior Notes and the New Credit Facilities limit the ability of Visant’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to Visant, these limitations are subject to qualifications and exceptions. In addition, Visant’s guarantor subsidiaries may have their obligations under the guarantees of the New Senior Notes reduced to insignificant amounts pursuant to the terms of the guarantees or subordinated if the guarantees are held to violate applicable fraudulent conveyance laws. If Visant does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its indebtedness, including the New Credit Facilities and the New Senior Notes.

Restrictive covenants in our and our subsidiaries’ debt instruments may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. Failure to comply with these covenants may result in the acceleration of our indebtedness.

The New Credit Facilities and the indenture governing the New Senior Notes contain, and any future indebtedness of Visant or of its subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our long-term best interests.

The New Credit Facilities include financial covenants, including requirements that Visant maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and these financial covenants will become more restrictive over time. In addition, the New Credit Facilities limit our ability to make capital expenditures and require that we use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under the New Credit Facilities.

The New Credit Facilities and the indenture governing the New Senior Notes also include covenants restricting, among other things, our ability to: create liens; incur indebtedness (including guarantees, debt incurred by direct or indirect subsidiaries, and obligations in respect of foreign currency exchange and other hedging arrangements); pay dividends, or make redemptions and repurchases with respect to capital stock; prepay, or make redemptions and repurchases with respect to subordinated indebtedness; make loans and investments; engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates and change the business conducted by Visant or its subsidiaries.

Any default under the agreements governing our indebtedness, including a default under our New Credit Facilities, that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by the holders of such indebtedness could prevent us from paying principal, premium, if any, and interest on the New Senior Notes and could substantially decrease the market value of the New Senior Notes. If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the agreements governing our indebtedness, including the covenants contained in the New Credit Facilities, we would be in default under the terms of the agreements governing such indebtedness. If any such default occurs, the lenders under the New Credit Facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under the New Senior Notes. The lenders under the New Credit Facilities will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

A summary of the physical properties we currently use follows:

Segment	Facility Location (1)	Approximate Sq. Ft.	Interest
Scholastic	Santiago, Dominican Republic	140,000	Leased
	Laurens, South Carolina	98,000	Owned
	Shelbyville, Tennessee	87,000	Owned
	Denton, Texas	70,000	Owned
	Greenville, Ohio	69,000	Owned
	Grinnell, Iowa	60,000	Leased
	Eagan, Minnesota	34,000	Leased
	Owatonna, Minnesota	30,000	Owned
	Calgary, Alberta	14,500	Leased
	Montreal, Quebec	10,400	Leased
	Grinnell, Iowa	5,000	Owned

Memory Book	Topeka, Kansas (2)	236,000	Owned
	Clarksville, Tennessee	105,000	Owned
	Visalia, California	96,000	Owned
	State College, Pennsylvania	66,000	Owned
	Sedalia, Missouri	26,000	Leased
	State College, Pennsylvania	2,500	Leased

Marketing and Publishing Services	Broadview, Illinois	212,000	Owned
	Hagerstown, Maryland	162,000	Owned
	Dixon, Illinois	160,000	Owned
	Chattanooga, Tennessee	124,000	Owned
	Rockaway, New Jersey	84,000	Leased
	Milwaukee, Wisconsin	64,000	Owned
	Hagerstown, Maryland	50,000	Owned
	Chattanooga, Tennessee	29,500	Owned

(1)	Excludes properties held for sale and warehouse facilities supporting our operations.
(2)	Also houses Scholastic segment production.

We also maintain key administrative and sales offices in Armonk, New York (Visant headquarters), Minneapolis, Minnesota (Jostens headquarters), Winnipeg, Manitoba (Jostens Canada), New York, New York and Paris, France (Arcade). In addition, we lease other sales and administrative office space. In management’s opinion, all buildings, machinery and equipment are suitable for their purposes and are maintained on a basis consistent with sound operations. The extent of utilization of individual facilities varies significantly due to the seasonal nature of our business.

ITEM 3.	LEGAL PROCEEDINGS

We are party from time to time to litigation arising in the ordinary course of business. This litigation may include actions related to petitions for reorganization under the U.S. bankruptcy laws filed by our customers or others resulting in claims against us for the return of certain pre-petition payments that may be deemed preferential. We regularly analyze current information and, as necessary, provides accruals for probable and estimable liabilities on the eventual disposition of these matters. We do not believe that the disposition of these matters will have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for Holdco or Visant common stock. As of March 20, 2011, there were 26 stockholders of record of the Holdco Class A Common Stock and one stockholder of record of the Holdco Class C Common Stock. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for further discussion of the ownership of Holdco. Holdco, indirectly, beneficially owns 100% of the common stock of Visant.

Visant may from time to time pay cash dividends on its common stock. Each of the New Credit Facilities and the indenture relating to the New Senior Notes contains covenants that impose substantial restrictions on Visant’s ability to pay dividends or make distributions to Holdco.

On February 26, 2010, the Board of Directors of Holdco declared an extraordinary cash distribution in the aggregate amount of $137.7 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $22.00 per share (the “February 2010 Distribution”), on Holdco’s outstanding common stock. The February 2010 Distribution was paid on March 1, 2010 to stockholders/optionholders of record on February 26, 2010. The February 2010 Distribution was funded from cash on hand.

On September 20, 2010, the Board of Directors of Holdco declared an extraordinary cash distribution in the aggregate amount of $517.0 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $82.55 per share (the “September 2010 Distribution” and together with the February 2010 Distribution, the “Distributions”), on Holdco’s outstanding common stock. The September 2010 Distribution was paid on September 22, 2010 to stockholders/optionholders of record on September 20, 2010. The September 2010 Distribution was funded from the net proceeds of the Refinancing.

Recent Sales of Unregistered Securities

Visant’s and Holdco’s equity securities are not registered pursuant to Section 12 of the Exchange Act. For the fourth fiscal quarter ended January 1, 2011, we did not issue or sell any equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected historical financial data for fiscal years ended January 1, 2011, January 2, 2010, January 3, 2009, December 29, 2007 and December 30, 2006 have been derived from our audited historical consolidated financial statements.

The data presented below should be read in conjunction with the consolidated financial statements and related notes included herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Visant Corporation and Subsidiaries
In millions, except for ratios	2010	2009	2008	2007	2006
Statement of Operations Data (1):
Net sales	$1,240.9	$1,255.3	$1,365.6	$1,270.2	$1,186.6
Cost of products sold	576.9	588.8	675.8	623.0	587.7

Gross profit	664.0	666.5	689.8	647.2	599.0
Selling and administrative expenses	461.2	451.2	463.6	425.6	394.4
Loss (gain) on disposal of fixed assets	0.3	(1.4)	1.0	0.6	(1.2)
Special charges (2)	4.7	14.5	14.4	2.9	2.4

Operating income	197.8	202.2	210.8	218.1	203.4
Loss on repurchase and redemption of debt (3)	9.7	—	—	—	—
Interest expense, net	91.3	55.3	69.1	90.2	105.4

Income from continuing operations before income taxes	96.8	146.9	141.7	127.9	98.0
Provision for income taxes	40.7	56.2	54.6	49.7	31.2

Income from continuing operations	56.2	90.7	87.0	78.2	66.8
Income from discontinued operations, net of tax	—	—	—	110.7	9.6

Net income	$56.2	$90.7	$87.0	$188.9	$76.4

Statement of Cash Flows:
Net cash provided by operating activities	$204.7	$207.1	$221.2	$177.3	$182.5
Net cash (used in) provided by investing activities	(60.4)	(44.4)	(274.3)	280.6	(52.6)
Net cash (used in) provided by financing activities	(197.0)	(167.0)	112.1	(417.9)	(131.6)

Other Financial Data (1):
Ratio of earnings to fixed charges (4)	2.0x	3.5x	3.0x	2.4x	1.9x
Depreciation and amortization	$104.6	$102.5	$103.0	$87.0	$81.6
Adjusted EBITDA (5)	340.1	330.2	339.9	313.1	291.4
Capital expenditures	50.2	46.1	52.4	56.4	51.9

In millions	2010	2009	2008	2007	2006
Balance Sheet Data (at period end):
Cash and cash equivalents	$60.2	$113.1	$117.6	$59.1	$18.0
Property and equipment, net	214.5	210.8	221.8	181.1	160.6
Total assets	2,144.0	2,187.2	2,288.9	2,092.8	2,309.3
Total debt	1,988.7	826.3	953.5	817.2	1,216.5
Stockholder’s (deficit) equity	(510.2)	739.8	687.3	681.7	477.7

(1)	Certain selected financial data have been reclassified for all periods presented to reflect the results of discontinued operations consisting of the Von Hoffmann business, which was discontinued in December 2006, our Jostens photography business, which was discontinued in June 2006 and our exit from Jostens’ recognition business in December 2001.
(2)

Special charges for the fiscal year ended January 1, 2011 included $2.4 million and $0.6 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively, and $1.7 million of costs related to cost reduction initiatives and facility consolidations in the Marketing and Publishing Services segment. Included in these costs was approximately $0.2 million in the aggregate of non-cash asset impairment charges in our Scholastic and Marketing and Publishing Services segments. Special charges for the fiscal year ended January 2, 2010 included $8.4 million in the Memory Book segment primarily related to cost reduction initiatives and the closure of Jostens’ Winston-Salem, North Carolina facility. These charges included approximately $4.0 million of severance and related benefits for associated headcount reductions with respect to the Winston-Salem facility closure and certain other reductions in force and $4.1 million of non-cash facility related asset impairment charges related to facility consolidation activity. The Scholastic segment reported $1.0 million of cost reduction initiatives and $0.5 million of non-cash asset impairment charges related to the closure of Jostens’ Attleboro, Massachusetts facility. Additionally, the Marketing and Publishing Services segment reported $4.6 million of costs related to facility consolidation activity and other reductions in force which included $2.6 million of severance and related benefits for associated headcount reductions, $1.4 million of non-cash costs related to asset impairment charges and $0.6 million of other facility consolidation costs. Special charges of $14.4 million for the year ended January 3, 2009 represented $12.8 million of costs associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities, and certain international operations, as well as the consolidation of the Chattanooga, Tennessee facilities. These charges included approximately $6.1 million of non-cash costs, including $3.1 million resulting from the write-off of accumulated currency translation balances, $2.7 million of facility related asset impairment charges and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Additionally, we incurred approximately $1.6 million of other severance and related benefits associated with headcount reductions during the twelve month period. For the fiscal year ended December 29, 2007, we recorded $2.3 million of restructuring for severance and related benefit costs primarily in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility announced on December 4, 2007, which was substantially completed by the end of the first quarter of 2008, and $1.0 million related to termination benefits for management executives offset by a reversal of $0.4 million associated with the reductions in severance liability for the Scholastic and Memory Book segments. For the fiscal year ended December 30, 2006, we recorded $2.3 million relating to an impairment loss to reduce the carrying value of Jostens’ former corporate office buildings and $0.1 million of special charges for severance costs and related benefit costs.

(3)	For the fiscal year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $9.7 million in connection with the Refinancing. Visant repurchased its Senior Subordinated Notes pursuant to a cash tender offer or satisfied and discharged the remaining Senior Subordinated Notes by delivering to the trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notice given by Visant with respect to the Senior Subordinated Notes. In connection with these transactions, Visant recorded $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs.
(4)	For the purpose of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense (including capitalized interest) on all indebtedness plus amortization of debt issuance costs and the portion of rental expense that we believe is representative of the interest component of rental expense.
(5)

Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, excluding certain non-recurring items. Adjusted EBITDA excludes certain items that are also excluded for purposes of calculating required covenant ratios and compliance under our material debt instruments. As such, Adjusted EBITDA is a material component of these covenants. Non-compliance with the financial ratio maintenance covenants contained in our material debt instruments could result in the requirement to immediately repay all amounts outstanding under such instruments, while non-compliance with the debt incurrence ratios would prohibit us and our restricted subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States of America (GAAP), is not a measure of financial condition or profitability, and should not be considered as an alternative to (a) net income (loss) determined in accordance with GAAP or (b) operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA for the 2010 and 2009 fiscal years have been further adjusted to exclude non-recurring costs incurred in connection with certain legal proceedings ongoing during such periods. The following sets forth a reconciliation of net income to Adjusted EBITDA:

	Visant Corporation and Subsidiaries
In millions	2010	2009	2008	2007	2006
Net income	$56.2	$90.7	$87.0	$188.9	$76.4
Interest expense, net	91.3	55.3	69.1	90.2	105.4
Provision for income taxes	40.7	56.2	54.8	49.6	31.3
Depreciation and amortization expense	104.5	102.5	103.0	87.0	81.6
Income from discontinued operations, net of tax (a)	—	—	—	(110.7)	(9.6)

EBITDA	292.7	304.7	313.9	305.0	285.1
Special charges (b)	4.7	14.5	14.4	2.9	2.4
Loss on repurchase and redemption of debt (c)	9.7	—	—	—	—
Loss (gain) on disposal of fixed assets (d)	0.3	(1.4)	1.0	0.6	(1.2)
Stock-based compensation (e)	13.4	—	—	—	—
Costs of legal proceedings and associated resolution (f)	9.3	2.4	—	—	—
Other (g)	10.0	10.0	10.6	4.6	5.1

Adjusted EBITDA	$340.1	$330.2	$339.9	$313.1	$291.4

(a)	For all periods presented, income from discontinued operations, net of tax, consists of charges from the closure of Jostens’ recognition business and the results of operations and the sale of Jostens’ photography businesses and the Von Hoffmann businesses.
(b)	Consists of restructuring costs and special charges incurred for fiscal years 2006, 2007, 2008, 2009 and 2010 in connection with a variety of initiatives.
(c)	For the fiscal year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $9.7 million in connection with the Refinancing. Visant repurchased its Senior Subordinated Notes pursuant to a cash tender offer or satisfied and discharged the remaining Senior Subordinated Notes by delivering to the trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notice given by Visant with respect to the Senior Subordinated Notes. In connection with these transactions, Visant recorded $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs.
(d)	Represents losses on disposal of fixed assets for fiscal years 2010, 2008 and 2007, a gain on the donation of one of our Chattanooga, Tennessee facilities to the local government in 2009, and gain on the sale of the former Jostens corporate office buildings and Red Wing, Minnesota facility for 2006.
(e)	Consists of stock-based compensation expense related to all equity and phantom equity awards granted, including awards modified, repurchased or cancelled based on fair values of the awards at the grant date. The year ended January 1, 2011 reflects amounts included in selling and administrative expenses in connection with the recognition by Visant of 2010 stock-based compensation expense.
(f)	Reflects non-recurring costs incurred in connection with our defense and prosecution of previously disclosed legal proceedings with each of U.S. Customs and Herff Jones and related parties and actions taken to resolve such matters.
(g)

Other charges for the fiscal year ended January 1, 2011 included $3.5 million of management fees, $2.5 million of costs related to the relocation of certain manufacturing equipment and facility consolidation in connection with the closure of certain facilities in the Scholastic and Marketing and Publishing Services segments, $0.4 million of acquisition-related costs, $0.7 million of non-recurring inventory costs associated with our strategic decision to no longer sell certain products in the Scholastic segment and $2.9 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended January 2, 2010 included

$6.0 million of consolidation costs in connection with the closure of certain facilities, $3.4 million of management fees, $0.5 million of additional rent in connection with the relocation of certain operating facilities and $0.1 million of other costs that are non-recurring in nature. For the fiscal year ended January 3, 2009, other charges primarily consisted of $4.7 million of equipment relocation and other costs associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities as well as certain costs related to the realignment of international operations, $3.3 million of management fees, $1.9 million of non-recurring inventory costs associated with the company’s strategic decision to no longer sell certain products in the Scholastic segment and $0.8 million of other costs that are non-recurring in nature. For the fiscal year ended December 29, 2007, other charges primarily consisted of $3.1 million of management fees, $0.6 million of additional rent in connection with the relocation of certain operating facilities, $0.4 million of non-recurring facility moving costs and $0.3 million related to costs incurred in making required filings with the Securities and Exchange Commission related to market-making transactions in certain of the company’s debt securities that may be made by certain affiliates of Visant. For the year ended December 30, 2006, other charges included $3.1 million of management fees, $2.3 million of special consulting fees, and $1.0 million of non-recurring moving costs, offset by $1.3 million related to an accrual reversal for software costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. You should read the following discussion in conjunction with Item 6. Selected Financial Data, and the consolidated financial statements and related footnotes included herein.

Presentation

Except where otherwise indicated, management’s discussion and analysis of our financial condition and results of operations is provided with respect to Visant Corporation and its subsidiaries, which has materially the same financial condition and results of operations as its indirect parent, Holdings, in all material respects, except for stock-based compensation expense and interest expense related to indebtedness of Holdco and the income tax effects thereof. In view of our prior debt service obligations under Holdco’s Senior Discount Notes and Senior Notes, which were historically funded by the operations of Visant and its subsidiaries, we have included certain information pertaining to Holdco’s debt service obligations for all periods prior to the consummation of the refinancing on September 22, 2010, pursuant to which Holdco’s indebtedness was extinguished, in our discussion of liquidity and capital resources. The amounts disclosed as to net sales, gross profit and special charges and described below are the same for both us and Holdings.

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJMBP III completed the Transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade. The Transactions were accounted for as a combination of interests under common control.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P., and DLJMBP III owned approximately 82.5% of Holdco’s outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of March 20, 2011, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of March 20, 2011, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options).

Overview

Our Company

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. Our parent company was formed through the Transactions which resulted in the combination of Jostens, Von Hoffmann and Arcade. Visant was formed to create a platform of businesses with leading positions in attractive end market segments and to establish a highly experienced management team that could leverage a shared services infrastructure and capitalize on margin and growth opportunities. Since 2004, we have developed a unified marketing and publishing services organization with a leading and differentiated approach in each of our segments. Our management team has created and integrated central services and management functions and has reshaped the business to focus on the most attractive and highest growth market opportunities.

We sell our products and services to end customers through several different sales channels, including independent sales representatives and dedicated sales forces. Holdco (formerly known as Jostens Holding Corp.) and Visant (formerly known as Jostens IH Corp.) were each originally incorporated in Delaware in 2003.

Our Segments

Our three reportable segments as of January 1, 2011 consisted of:

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

For additional financial and other information about our operating segments, see Note 16, Business Segments, to the consolidated financial statements.

Acquisitions and Dispositions

Our business has expanded through a number of acquisitions, which complement our awards and team jackets business and the jewelry business in our Scholastic segment. These acquisitions include the acquisition of certain assets of Rennoc (a producer of varsity jackets) in July 2009, the acquisition of the capital stock of Rock Creek (a producer of varsity jackets) in February 2010 and the acquisition of the DeLong Assets in July 2010. During May 2010, we completed the acquisition of Intergold (a custom jewelry manufacturer), through a cash tender offer to acquire all of the issued and outstanding common shares, to complement the jewelry business in our Scholastic segment. The results of these acquisitions are reported as part of the Scholastic segment from the respective dates of acquisition.

General

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from operations is concentrated in the fourth quarter, primarily driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate significant sales during our third and fourth quarters. These seasonal variations in net sales are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The seasonality of each of our businesses requires us to allocate our resources to manage our capital and manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods.

Our net sales include sales to certain customers for whom we purchase paper. The price of paper, a primary material across most of our products and services, is volatile over time and may cause swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers across most of our product lines at the time we are impacted by such increases.

The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. While historically the purchase of class rings has been relatively resistant to economic conditions, we saw a shift in jewelry metal mix from gold to lesser priced metals during 2009, which we believe was attributable in part to economic factors and the impact of significantly higher precious metal costs on our jewelry prices. We continued to experience a shift in jewelry metal mix from gold to lesser priced metals during 2010 and anticipate that the trend will continue through 2011, given the significant increase in the price of gold and the continued strained consumer spending environment.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. In addition, we continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services.

We seek to distinguish ourselves based on our capabilities, innovative service offerings to our customers, quality and organizational and financial strength. We continue to expand and improve our product and service offerings, including to address changes in technology, consumer behavior and user preferences.

We have continued to implement efforts to reduce costs and drive operating efficiencies, including through the restructuring and integration of our operations and the rationalization of sales, administrative and support functions. We expect to initiate additional efforts focused on cost reduction and containment to address continued challenging marketplace conditions as well as competitive and pricing pressures demanding innovation and a lower cost structure.

Restructuring Activity

For the year ended January 1, 2011, we recorded $4.5 million of restructuring costs and $0.2 million of other special charges. Included in these charges were $2.4 million and $0.6 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively, and $1.7 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.2 million in the aggregate of non-cash asset impairment charges in the Scholastic and Marketing and Publishing Services segments. The associated employee headcount reductions were 181, 16 and 47 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively

Restructuring accruals of $1.7 million and $3.2 million as of January 1, 2011 and January 2, 2010, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. These accruals include amounts provided for severance and related benefits related to headcount reductions in each of our segments.

On a cumulative basis through January 1, 2011, we incurred $20.6 million of employee severance and related benefit costs associated with the 2010, 2009 and 2008 cost savings initiatives, which affected an aggregate of 1,110 employees. We had paid $18.9 million in cash related to these cost savings initiatives as of January 1, 2011.

Changes in the restructuring accruals during fiscal 2010 were as follows:

In thousands	2010 Initiatives	2009 Initiatives	2008 Initiatives	Total
Balance at January 2, 2010	$—	$3,103	$62	$3,165
Restructuring charges	4,050	472	—	4,522
Severance paid	(2,841)	(3,085)	(62)	(5,988)

Balance at January 1, 2011	$1,209	$490	$—	$1,699

We expect the majority of the remaining severance and related benefits associated with the 2010 and 2009 initiatives to be paid by the end of fiscal 2011.

Other Factors Affecting Comparability

Our fiscal year ends on the Saturday closest to December 31st, and, as a result, a 53rd week is added approximately every sixth year. Our 2010 fiscal year ended on January 1, 2011. Fiscal years 2010 and 2009 each consisted of 52 weeks. Our 2008 fiscal year included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

Critical Accounting Policies and Estimates

In the ordinary course of business, management makes a number of estimates and assumptions relating to the reporting of results of operations and our financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s judgment about the effect of matters that are uncertain.

On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, the continued value of goodwill and other intangibles, the recoverability of long-lived assets, pension and other postretirement benefits and income tax. Management bases its estimates and assumptions on historical experience, the use of independent third-party specialists and various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

Revenue Recognition

We recognize revenue when the earnings process is complete, evidenced by an agreement between us and the customer, delivery and acceptance has occurred, collectability is probable and pricing is fixed or determinable. Revenue is recognized (1) when products are shipped (if shipped free on board “FOB” shipping point), (2) when products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and we have no further performance obligations.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. We are required to test goodwill and our other intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and our other indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit.

As part of our annual impairment analysis for each reporting unit, we engaged a third-party appraisal firm to assist us in our determination of the estimated fair value of each unit. This determination included estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. Where applicable, we weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2010, and we believe that there are no indications of impairment. However, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of both 2010 and 2009 totaled approximately $1.3 billion.

For the fiscal year ended January 1, 2011, our reporting units’ fair value exceeded their respective carrying amounts by between 37% and 360% of their respective estimated carrying values.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items (such as, for example, capital assets) for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that any deferred tax assets will be recovered from taxable income of the appropriate character within the carryback or carryforward period, and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.

On a consolidated basis, we have established a tax valuation allowance of $14.0 million as of the end of fiscal year 2010 related to foreign tax credit carryforwards, because we believe the tax benefits are not likely to be fully realized. As described in Note 13, Income Taxes, to our audited consolidated financial statements for the year ended January 1, 2011, we repatriated a total of $5.7 million of earnings from our foreign subsidiaries during fiscal year 2010. In connection with those distributions and adjustments resulting from the filing of our 2009 tax return, we decreased our valuation allowance for foreign tax credit carryforwards by $0.3 million.

Significant judgment is also required in determining and evaluating our tax reserves. Tax reserves are established for uncertain tax positions which are potentially subject to challenge by applicable taxing authorities. We review our tax reserves as facts and circumstances change. Although the resolution of issues currently under tax audit is uncertain, based on currently available information, we believe the ultimate outcomes will not have a material adverse effect on our financial statements.

Pension and Other Postretirement Benefits

Jostens sponsors several defined benefit pension plans that cover the majority of its employees and certain employees of Visant. Participation in such plans was closed to employees hired after December 31, 2005, other than for certain union employees. Effective January 1, 2008 and July 1, 2008, respectively, the pension plans covering Jostens’ hourly employees subject to Jostens’ two collective bargaining agreements (“Plan A” and “Plan B”) were closed to new hires. Jostens also provides certain medical and life insurance benefits for eligible retirees. This plan was closed to new employees hired after December 31, 2005, other than certain union employees and certain employees grandfathered into the plan on the basis of their age and tenure with Jostens.

Eligible employees from Lehigh also participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. Effective December 31, 2006, Lehigh closed participation for hourly employees hired after December 31, 2006 and froze the plan for salaried employees.

Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”) that gives additional credit for years of service as a Jostens’ sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991, calculating the benefits as if such years of service were credited under Jostens’ tax-qualified, non-contributory pension plan ( “Plan D”). Benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code, as amended (the “Code”). The Jostens ERISA Excess Plan also pays benefits that would have been provided under Plan D but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the Code. Plan D was merged into the Jostens Pension Plan C (“Plan C”) on December 31, 2008, but the respective plan benefit formulas remain the same following the merger. We also maintain non-contributory, unfunded supplemental retirement plans for certain executive officers.

The Financial Accounting Standards Board (“FASB”) issued accounting guidance related to pensions and postretirement benefits that requires management to use three key assumptions when computing estimated annual pension expense. These assumptions are the discount rate applied to the projected benefit obligation, the expected return on plan assets and the rate of expected compensation increases.

Of the three key assumptions, only the discount rate is based on external market indicators, such as the yield on currently available high-quality, fixed-income investments or annuity settlement rates. The discount rate used to value the pension obligation at any year-end is used for expense calculations the next year. For the rates of expected return on assets and compensation increases, management uses estimates based on experience as well as future expectations. Due to the long-term nature of pension liabilities, management attempts to choose rates for these assumptions that will have long-term applicability.

The following is a summary of the three key assumptions that were used in determining 2010 pension expense, along with the impact of a 1% change in each assumed rate. Bracketed amounts indicate the amount by which annual pension expense would be reduced. Modification of these assumptions does not impact the funding requirements for the qualified pension plans.

In thousands	Rate	Impact of 1% increase	Impact of 1% decrease
Discount rate (1)	6.00%	$(12)	$3,183
Expected return on plan assets (2)	9.00%/9.25%	$(2,757)	$2,757
Rate of compensation increases (3)	5.50%	$318	$(288)

(1)	A discount rate of 6.00% was used for both the qualified and non-qualified pension plans.
(2)	The expected long-term rate of return on plan assets was 9.00% for Plan A and 9.25% for Plan B and Plan C.
(3)	The average compensation rate was 5.50% for the Jostens salary-related plans.

As of January 1, 2011, we did not expect to have an obligation to contribute to our qualified pension plans in 2011 due to the funded status and our credit balances of the plans. We continue to monitor our obligation in light of market conditions. For the fiscal year ended January 1, 2011, we did not make any contributions to our qualified pension plans and contributed $2.2 million and $0.3 million to our non-qualified pension plans and postretirement welfare plans, respectively.

Results of Operations

The following table sets forth selected information derived from our and Holdings’ consolidated statements of operations for fiscal years 2010, 2009 and 2008. In the text below, amounts and percentages have been rounded and are based on the amounts in our consolidated financial statements.

	Visant Corporation and Subsidiaries			% Change between 2009 and 2010	% Change between 2008 and 2009
In thousands	2010	2009	2008
Net sales	$1,240,887	$1,255,325	$1,365,560	(1.2%)	(8.1%)
Gross profit	664,037	666,542	689,759	(0.4%)	(3.4%)
% of net sales	53.5%	53.1%	50.5%
Selling and administrative expenses	461,227	451,303	463,563	2.2%	(2.6%)
% of net sales	37.2%	36.0%	33.9%
Loss (gain) on disposal of fixed assets	269	(1,405)	958	NM	NM
Special charges	4,720	14,486	14,433	NM	NM
Operating income	197,821	202,158	210,805	(2.1%)	(4.1%)
% of net sales	15.9%	16.1%	15.4%
Interest expense, net	91,293	55,289	69,110	65.1%	(20.0%)
Loss on repurchase and redemption of debt	9,693	—	—	NM	NM
Provision for income taxes	40,668	56,209	54,647	(27.6%)	2.9%
Net income	56,167	90,660	87,048	(38.0%)	4.1%

NM = Not meaningful

	Holdings			% Change between 2009 and 2010	% Change between 2008 and 2009
In thousands	2010	2009	2008
Net sales	$1,240,887	$1,255,325	$1,365,560	(1.2%)	(8.1%)
Gross profit	664,037	666,542	689,759	(0.4%)	(3.4%)
% of net sales	53.5%	53.1%	50.5%
Selling and administrative expenses	461,302	452,893	472,097	1.9%	(4.1%)
% of net sales	37.2%	36.1%	34.6%
Loss (gain) on disposal of fixed assets	269	(1,405)	958	NM	NM
Special charges	4,720	14,486	14,433	NM	NM
Operating income	197,746	200,568	202,271	(1.4%)	(0.8%)
% of net sales	15.9%	16.0%	14.8%
Interest expense, net	133,318	113,358	125,251	17.6%	(9.5%)
Loss on repurchase and redemption of debt	37,680	—	—	NM	NM
Provision for income taxes	14,356	33,418	30,704	(57.0%)	8.8%
Net income	12,392	53,792	46,316	(77.0%)	16.1%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our and Holdings’ consolidated statements of operations for fiscal years 2010, 2009 and 2008. For additional financial information about our operating segments, see Note 16, Business Segments, to the consolidated financial statements.

	Visant Corporation and Subsidiaries			% Change between 2009 and 2010	% Change between 2008 and 2009
In thousands	2010	2009	2008
Net sales
Scholastic	$469,730	$462,718	$472,405	1.5%	(2.1%)
Memory Book	375,866	386,848	393,309	(2.8%)	(1.6%)
Marketing and Publishing Services	395,310	406,032	501,374	(2.6%)	(19.0%)
Inter-segment eliminations	(19)	(273)	(1,528)	NM	NM

	$1,240,887	$1,255,325	$1,365,560	(1.2%)	(8.1%)

Operating income
Scholastic	$25,635	$45,529	$39,731	(43.7%)	14.6%
Memory Book	116,549	105,767	101,565	10.2%	4.1%
Marketing and Publishing Services	55,637	50,862	69,509	9.4%	(26.8%)

	$197,821	$202,158	$210,805	(2.1%)	(4.1%)

NM = Not meaningful

	Holdings			% Change between 2009 and 2010	% Change between 2008 and 2009
In thousands	2010	2009	2008
Net sales
Scholastic	$469,730	$462,718	$472,405	1.5%	(2.1%)
Memory Book	375,866	386,848	393,309	(2.8%)	(1.6%)
Marketing and Publishing Services	395,310	406,032	501,374	(2.6%)	(19.0%)
Inter-segment eliminations	(19)	(273)	(1,528)	NM	NM

	$1,240,887	$1,255,325	$1,365,560	(1.2%)	(8.1%)

Operating income
Scholastic	$25,607	$44,940	$36,744	(43.0%)	22.3%
Memory Book	116,527	105,274	99,090	10.7%	6.2%
Marketing and Publishing Services	55,612	50,354	66,437	10.4%	(24.2%)

	$197,746	$200,568	$202,271	(1.4%)	(0.8%)

NM = Not meaningful

Year Ended January 1, 2011 Compared to the Year Ended January 2, 2010

Net Sales.    Consolidated net sales decreased $14.4 million, or 1.2%, to $1,240.9 million for the fiscal year ended January 1, 2011 compared to $1,255.3 million for the prior year comparable period. Included in consolidated net sales for fiscal year 2010 were approximately $11.8 million of incremental sales from acquisitions completed in 2009 and 2010. Excluding the impact of these acquisitions, consolidated net sales decreased $26.2 million for the fiscal year ended January 1, 2011 compared to the prior year comparable period, a decline of 2.1%.

For the fiscal year ended January 1, 2011, net sales for the Scholastic segment were $469.7 million, an increase of 1.5% compared to $462.7 million for the 2009 fiscal year. This increase was primarily attributable to the incremental impact from acquisitions completed during 2009 and 2010 as well as higher prices offset slightly by lower overall volumes.

Net sales for the Memory Book segment were $375.9 million for the fiscal year ended January 1, 2011, a decrease of 2.8% compared to $386.8 million for the 2009 fiscal year. This decrease was primarily attributable to lower volume.

Net sales for the Marketing and Publishing Services segment decreased $10.7 million, or 2.6%, to $395.3 million during the fiscal year ended January 1, 2011 from $406.0 million for fiscal 2009. This decrease was primarily attributable to lower volume in our publishing services operations offset in part by higher volume in our sampling and direct marketing operations.

Gross Profit.    Consolidated gross profit decreased $2.5 million, less than 1%, to $664.0 million for the fiscal year ended January 1, 2011 from $666.5 million for the fiscal year ended January 2, 2010. As a percentage of net sales, gross profit margin increased slightly to 53.5% for the fiscal year ended January 1, 2011 from 53.1% for the comparative prior year period in 2009. This increase in gross profit margin was due to the impact of cost reduction initiatives.

Selling and Administrative Expenses.    Our selling and administrative expenses increased $9.9 million, or 2.2%, to $461.2 million for the fiscal year ended January 1, 2011 from $451.3 million for fiscal year 2009. This increase was mainly due to recognition of stock-based compensation expense at Visant and costs associated with the defense and resolution of certain legal proceedings. Excluding the impact of stock-based compensation expense and the costs related to legal proceedings, selling and administrative expenses decreased $10.4 million to 35.3% as a percentage of net sales for the fiscal year ended January 1, 2011 compared to 35.8% for the comparative period in 2009. This decrease was primarily attributable to lower overall commissions due to lower sales in our Memory Book segment and savings resulting from cost reduction initiatives offset somewhat by $5.2 million of incremental costs incurred related to investments in new growth initiatives in our Jostens operations and $4.4 million of incremental costs from acquisitions completed in 2009 and 2010.

Holdings’ selling and administrative expenses increased $8.4 million, or 1.9%, to $461.3 million for the fiscal year ended January 1, 2011 from $452.9 million for fiscal year 2009. As a percentage of net sales, selling and administrative expenses increased to 37.2% for the fiscal year ended January 1, 2011 from 36.1% for the comparative period in 2009. This increase was mainly due to increased stock-based compensation expense and costs associated with the defense and resolution of certain legal proceedings. Excluding the impact of stock-based compensation expense and costs related to legal proceedings, selling and administrative expenses decreased $10.7 million to 35.3% as a percentage of net sales for the fiscal year ended January 1, 2011 compared to 35.8% for the comparative period in 2009. This decrease was primarily attributable to lower overall commissions due to lower sales in our Memory Book segment and savings resulting from cost reduction initiatives offset somewhat by $5.2 million of incremental costs incurred related to investments in new growth initiatives in our Jostens operations and $4.4 million of incremental costs from acquisitions completed in 2009 and 2010.

Special Charges.    For the year ended January 1, 2011, we recorded $4.5 million of restructuring costs and $0.2 million of other special charges. Included in these charges were $2.4 million and $0.6 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively, and $1.7 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.2 million in the aggregate of non-cash asset impairment charges in the Scholastic and Marketing and Publishing Services segments. The associated employee headcount reductions were 181, 16 and 47 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

For the year ended January 2, 2010, the Company recorded $8.5 million of restructuring costs and $6.0 million of other special charges. Restructuring charges included $1.0 million of cost reduction initiatives and severance and related benefits in the Scholastic segment and $4.3 million of severance and related benefits for associated headcount reductions in connection with the closure of the Winston Salem, North Carolina Memory Book facility and certain other reductions in force in the Memory Book segment. Additionally, the Marketing and Publishing Services segment reported $3.2 million of costs related to facility consolidation activity and other reductions in force, which included $2.6 million of severance and related benefits for associated headcount reductions, and $0.6 million of other facility consolidation costs. Other special charges included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $4.1 million of non-cash asset impairment charges in the Memory Book segment related to the closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges. The associated employee headcount reductions related to the above actions were 92, 227 and 154 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Operating Income.    As a result of the foregoing, our consolidated operating income decreased $4.4 million to $197.8 million for the fiscal year ended January 1, 2011 compared to $202.2 million for the comparable period in 2009. As a percentage of net sales, operating income was 15.9% and 16.1% for the fiscal year ended January 1, 2011 and January 2, 2010, respectively.

Holdings’ consolidated operating income decreased $2.9 million to $197.7 million for the fiscal year ended January 1, 2011 compared to $200.6 million for the comparable period in 2009. As a percentage of net sales, operating income was 15.9% and 16.0% for the fiscal year ended January 1, 2011 and January 2, 2010, respectively.

Net Interest Expense.    Net interest expense is comprised of the following:

In thousands	2010	2009
Visant Corporation and Subsidiaries:
Interest expense	$84,014	$49,608
Amortization of debt discount, premium and deferred financing costs	7,437	5,914
Interest income	(158)	(233)

Visant Corporation and Subsidiaries interest expense, net	$91,293	$55,289

Holdco:
Interest expense	$40,627	$56,135
Amortization of debt discount, premium and deferred financing costs	1,398	1,934

Holdco interest expense, net	$42,025	$58,069

Consolidated interest expense, net	$133,318	$113,358

Net interest expense increased $19.9 million, or 17.6%, to $133.3 million for the fiscal year ended January 1, 2011 compared to $113.4 million for the comparative prior year period, primarily due to higher average borrowings and incremental interest charges related to the refinancing consummated on September 22, 2010 (the “Refinancing”).

Loss on Repurchase and Redemption of Debt.    In connection with the Refinancing, Holdco’s outstanding 10.25% Senior Discount Notes due 2013 (the “Senior Discount Notes”) and 8.75% Senior Notes due 2013 (the “Senior Notes”) and Visant’s outstanding 7.625% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes” and together with the Senior Discount Notes and the Senior Notes, the “Old Notes”) were either purchased for cash pursuant to tender offers (the “Tender Offers”) made in respect of the Old Notes or satisfied and discharged by Holdco and Visant. In connection with these transactions, we and Holdco recognized losses in the aggregate of $37.7 million. These losses included $9.7 million of premium paid over the redemption price under the Tender Offers, $12.9 million of consent payments paid to holders of the Old Notes who tendered by the early tender date under the Tender Offers, $0.2 million of redemption premium payments and an aggregate of $14.9 million of non-cash unamortized deferred financing costs.

Provision For Income Taxes.    The 2010 consolidated effective tax rate was 42.0% for us and 53.7% for Holdings. The 2009 consolidated effective tax rate was 38.3% for both us and Holdings. The significant increase in tax rate for Holdings for 2010 was primarily due to the impact of the Refinancing, in particular the purchase and redemption of the Senior Discount Notes. Although $97.2 million of tax deferred original issue discount became deductible in 2010, the effect of creating a U.S. tax loss for 2010 resulted in the loss of the favorable domestic manufacturing deduction and more tax cost associated with repatriating foreign earnings. State tax rates also increased significantly in 2010 due to the impact of losses in connection with the Refinancing, particularly on subsidiaries taxed in lower rate jurisdictions. The state tax rate impact for us was not as unfavorable as the state tax rate impact for Holdings because the redemption of original issue discount in connection with the Refinancing was made by Holdco on its Senior Discount Notes. The unfavorable impact was partially offset by the favorable effect of a Canadian tax audit settlement and the favorable effect of decreasing our state deferred tax rate based on 2009 state tax filings. For 2011, we anticipate a consolidated effective tax rate between 42% and 46% for both us and Holdings before the impact of any resolution of outstanding income tax audits. The increase in the anticipated effective tax rate over historical average rates is caused by the continued effects of reduced domestic manufacturing deductions and reduced foreign tax credit utilization in a year when Holdings expects to realize substantially all of the net tax loss carryforward generated in 2010.

Net Income.    As a result of the foregoing, our net income decreased $34.5 million to $56.2 million for the fiscal year ended January 1, 2011 compared to net income of $90.7 million for the fiscal year ended January 2, 2010. Holdings’ net income decreased $41.4 million to $12.4 million for the fiscal year ended January 1, 2011 compared to net income of $53.8 million for the fiscal year ended January 2, 2010.

Year Ended January 2, 2010 Compared to the Year Ended January 3, 2009

Net Sales.    Consolidated net sales decreased $110.3 million, or 8.1%, to $1,255.3 million for the fiscal year ended January 2, 2010 from $1,365.6 million for the 2008 fiscal year. Net sales for the year ended January 2, 2010 included the incremental impact of $28.7 million from acquisitions completed during 2008 and 2009.

Net sales for the Scholastic segment were $462.7 million for the fiscal year ended January 2, 2010, a decrease of 2.1% compared to $472.4 million for the 2008 fiscal year. This decrease was attributable to lower overall volumes offset slightly by higher prices in our jewelry and graduation products.

Net sales for the Memory Book segment were $386.8 million for the fiscal year ended January 2, 2010, a decrease of 1.6% compared to $393.3 million for the 2008 fiscal year. This decrease was attributable to lower volume in both our memory book and commercial print operations year-over-year, offset somewhat by higher prices from new and enhanced products and service offerings.

Net sales for the Marketing and Publishing Services segment decreased $95.3 million, or 19.0%, to $406.0 million during the fiscal year ended January 2, 2010 from $501.4 million for the 2008 fiscal year. This decrease was attributable to lower volumes in our sampling, direct marketing and educational book component operations, offset in part by $26.3 million of incremental volume generated by the Phoenix Color operations acquired in 2008.

Gross Profit.    Gross profit decreased $23.2 million, or 3.4%, to $666.5 million for the fiscal year ended January 2, 2010 from $689.8 million for the comparative period in 2008. As a percentage of net sales, gross profit margin for fiscal year 2009 increased to 53.1% from 50.5% in 2008. Excluding the incremental impact of businesses acquired, gross profit decreased $33.3 million from the comparable 2008 period and as a percentage of net sales increased to 53.5%. This increase in gross profit margin as a percentage of net sales was primarily attributable to a greater portion of total sales coming from our Scholastic and Memory Book segments, which generally carry higher gross margins and the impact of cost reduction initiatives taken during the year.

Selling and Administrative Expenses.    Our selling and administrative expenses decreased $12.3 million, or 2.6%, to $451.3 million for the fiscal year ended January 2, 2010 from $463.6 million for the corresponding period in 2008. This decrease included approximately $6.8 million of incremental costs related to acquisitions made during 2008 and 2009, including approximately $3.1 million of depreciation and amortization costs. Excluding these incremental costs, selling and administrative expenses as a percentage of net sales increased 180 basis points to 36.4% for the 2009 fiscal year from 34.6% for the 2008 fiscal year. The increase as a percentage of net sales was due to a higher portion of total sales from our Scholastic and Memory Book segments, which generally carry higher selling costs, as well as to lower overall sales for the 2009 fiscal year when compared to the 2008 fiscal year.

Holdings’ selling and administrative expenses decreased $19.2 million, or 4.1%, to $452.9 million for the fiscal year ended January 2, 2010 from $472.1 million for the corresponding period in 2008. This decrease included approximately $6.8 million of incremental costs related to acquisitions made during 2008 and 2009, including approximately $3.1 million of depreciation and amortization costs. Excluding these incremental costs, selling and administrative expenses as a percentage of net sales increased 180 basis points to 36.4% for the 2009 fiscal year from 34.6% for the 2008 fiscal year. The increase as a percentage of net sales was due to a higher portion of total sales from our Memory Book and Scholastic segments, which generally carry higher selling costs, as well as to lower overall sales for the 2009 fiscal year when compared to the 2008 fiscal year.

Loss (Gain) on Disposal of Fixed Assets.    For 2009, the gain on disposal of fixed assets of approximately $1.4 million was primarily due to the donation of one of our Chattanooga, Tennessee facilities to the City of Chattanooga. In 2008, the loss on disposal of fixed assets was approximately $1.0 million, which was attributable to the sale of equipment in connection with the closure of certain facilities during the year.

Special Charges.    For the year ended January 2, 2010, we recorded $8.5 million of restructuring costs and $6.0 million of other special charges. Restructuring charges included $1.0 million of cost reduction initiatives and severance and related benefits in the Scholastic segment and $4.3 million of severance and related benefits for associated headcount reductions in connection with the closure of the Winston-Salem, North Carolina Memory Book facility and certain other reductions in force in the Memory Book segment. Additionally, the Marketing and Publishing Services segment reported $3.2 million of costs related to facility consolidation activities and other reductions in force, which included $2.6 million of severance and related benefits for associated headcount reductions, and $0.6 million of other facility consolidation costs. Other special charges included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $4.1 million of non-cash asset impairment charges in the Memory Book segment related to the closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges. The associated employee headcount reductions related to the above actions were 92, 227 and 154 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Special charges of $14.4 million for the year ended January 3, 2009 included $7.6 million of restructuring costs and $6.8 million of other special charges. The Scholastic segment incurred $0.7 million of severance and related benefits in connection with the restructuring of certain of Jostens international operations, $0.4 million of severance and related benefits associated with other headcount reductions and less than $0.1 million of costs related to the closure of our Attleboro, Massachusetts facility. Other special charges included $3.1 million of non-cash write-offs in our Scholastic segment related to accumulated foreign currency translation balances and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Our Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. The Marketing and Publishing Services segment incurred $3.7 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities, $2.0 million of restructuring costs related to the consolidation of the Chattanooga, Tennessee facilities and $0.3 million of other severance and related benefits. Also included were $3.3 million of charges in our Marketing and Publishing Services segment in connection with the closure of the Pennsauken, New Jersey facilities and consolidation of the Chattanooga, Tennessee facilities which included $2.7 million for non-cash asset impairment charges. Additionally, we incurred $0.1 million of other severance and related benefits charges. Headcount reductions related to these activities totaled 28, 35 and 330 for the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Operating Income.    Our consolidated operating income decreased $8.6 million, or 4.1%, to $202.2 million for 2009 from $210.8 million for 2008. As a percentage of net sales, our operating income increased to 16.1% for the fiscal year ended January 2, 2010 from 15.4% for the comparative period in 2008.

Holdings’ consolidated operating income decreased $1.7 million, or 0.8%, to $200.6 million for 2009 from $202.3 million for 2008. As a percentage of net sales, Holdings’ operating income increased to 16.0% for the fiscal year ended January 2, 2010 from 14.8% for the comparative period in 2008.

Net Interest Expense.    Net interest expense is comprised of the following:

In thousands	2009	2008
Visant Corporation and Subsidiaries:
Interest expense	$49,608	$64,371
Amortization of debt discount, premium and deferred financing costs	5,914	5,636
Interest income	(233)	(897)

Visant Corporation and Subsidiaries interest expense, net	$55,289	$69,110

Holdco:
Interest expense	$56,135	$32,660
Amortization of debt discount, premium and deferred financing costs	1,934	23,484
Interest income	—	(3)

Holdco interest expense, net	$58,069	$56,141

Consolidated interest expense, net	$113,358	$125,251

Our net interest expense decreased $13.8 million, or 20.0%, to $55.3 million for 2009 as compared to $69.1 million for 2008 due to lower average borrowings and lower average borrowing rates. Holdco’s net interest expense increased by $2.0 million, or 3.5%, to $58.1 million for 2009 as compared to $56.1 million for 2008 due to higher average outstanding borrowings offset by lower amortization of debt discount.

Provision for Income Taxes.    Our consolidated effective tax rate was 38.3% for 2009 and 38.6% for 2008. Holdings’ consolidated effective tax rate was 38.3% for 2009 and 39.9% for 2008. The 2009 tax rates were favorably impacted by adjustments resulting from the filing of the 2008 income tax return and an adjustment of the net operating loss carryforward in connection with the Phoenix Color acquisition. The state tax rates for us and Holdings increased in 2009 due to the mix of income among our subsidiaries and the effect of certain changes in state tax laws. The unfavorable effect of adjusting our state deferred tax rates was significantly less in 2009 than it was in 2008.

Net Income.    Our net income increased $3.7 million, or 4.1%, to $90.7 million for 2009 from $87.0 million for 2008. Holdings’ net income increased $7.5 million, or 16.1%, to $53.8 million for 2009 from $46.3 million for 2008.

Liquidity and Capital Resources

The following table presents cash flow activity of Holdings for applicable periods noted below and should be read in conjunction with our consolidated statements of cash flows.

In thousands	2010	2009	2008
Net cash provided by operating activities	$176,256	$176,630	$205,866
Net cash used in investing activities	(60,398)	(44,433)	(274,301)
Net cash (used in) provided by financing activities	(167,917)	(136,943)	127,540
Effect of exchange rate changes on cash	(276)	(197)	(542)

(Decrease) increase in cash and cash equivalents	$(52,335)	$(4,943)	$58,563

Full Fiscal Year 2010

In 2010, cash provided by operating activities was $176.3 million compared with $176.6 million for the comparable prior year period. The decrease in cash provided by operating activities of $0.3 million was attributable to an increase in net working capital, primarily due to changes in accounts receivable due to timing of collections year over year, offset primarily by lower cash taxes paid.

Net cash used in investing activities for 2010 was $60.4 million compared with $44.4 million for the comparative 2009 period. The $16.0 million change was primarily driven by increased cash used in acquisitions of $9.0 million and higher capital expenditures for property, plant and equipment of $4.1 million in 2010 versus the comparable 2009 period. Our capital expenditures relating to purchases of property, plant and equipment were $50.2 million and $46.1 million for 2010 and 2009, respectively.

Net cash used in financing activities for 2010 was $167.9 million, compared with $136.9 million for the comparable 2009 period. Net cash used in financing activities for 2010 primarily consisted of $654.7 million for the payment of the Distributions (as described below), offset by an increase of $540.0 million in net borrowings related primarily to our borrowings pursuant to the Refinancing. During 2010, we incurred $52.3 million of debt financing costs related to the Refinancing. Net cash used in financing activities for 2009 primarily consisted of a net repayment of short term borrowings of $135.9 million under the revolving credit facilities in existence prior to the Refinancing.

On February 26, 2010, the Board of Directors of Holdco declared the February 2010 Distribution in the aggregate amount of $137.7 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $22.00 per share, on Holdco’s outstanding common stock. The February 2010 Distribution was paid on March 1, 2010 to stockholders/optionholders of record on February 26, 2010 and was funded from cash on hand.

On September 20, 2010, the Board of Directors of Holdco declared the September 2010 Distribution in the aggregate amount of $517.0 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $82.55 per share, on Holdco’s outstanding common stock. The September 2010 Distribution was paid on September 22, 2010 to stockholders/optionholders of record on September 20, 2010 and was funded from the net proceeds of the Refinancing.

Visant transferred approximately $654.7 million of cash through Visant Secondary to Holdco to allow Holdco to make the February 2010 Distribution and the September 2010 Distribution. The Distributions were included in Holdings’ condensed consolidated balance sheet as a reduction in accumulated earnings and additional paid-in-capital, and the transfer was reflected in the Company’s condensed consolidated balance sheet as a reduction in accumulated earnings and presented in the Company’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

In connection with the Refinancing, prior to the end of our fiscal third quarter of 2010, on September 22, 2010, Visant entered into the New Term Loan Credit Facility and the New Revolving Credit Facility.

Visant is the primary borrower under the New Credit Facilities. Jostens Canada Ltd. is also a borrower under the New Revolving Credit Facility. The borrowing capacity under the New Revolving Credit Facility can be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility).

The New Credit Facilities are unconditionally guaranteed by Visant Secondary and all of our material wholly-owned domestic subsidiaries. The repayment of these facilities is secured by substantially all of our assets and substantially all of the assets of each of the guarantors, including, but not limited to, a 100% pledge of our capital stock and each of the guarantors’ capital stock (excluding the capital stock of Visant Secondary) and 65% of the capital stock of each first-tier non-U.S. subsidiary owned by Visant or a subsidiary guarantor.

Also in connection with the Refinancing, Visant issued the New Senior Notes. The New Senior Notes are senior unsecured obligations of Visant and each of Visant’s existing and future domestic wholly-owned subsidiaries (“U.S. Subsidiary Guarantors”) and rank (i) equally in right of payment with any existing and future senior unsecured indebtedness of Visant and the U.S. Subsidiary Guarantors; (ii) senior to all of Visant’s and the U.S. Subsidiary Guarantors’ existing and any of Visant’s and the U.S. Subsidiary Guarantors’ future subordinated indebtedness; (iii) effectively junior to all of Visant’s existing and future secured obligations and the existing and future secured obligations of the U.S. Subsidiary Guarantors, including indebtedness under the New Credit Agreement, to the extent of the value of the assets securing such obligations; and (iv) structurally subordinated to all liabilities of Visant’s existing and future subsidiaries that do not guarantee the New Senior Notes.

A portion of the proceeds from the New Term Loan Facility and the offering of the New Senior Notes was used by Visant to (1) repay in full its prior credit facilities or (2) repurchase directly or through Holdco the outstanding Old Notes pursuant to cash tender offers made in respect of the Old Notes or the satisfaction and discharge of the Old Notes directly or through Holdings by delivering to the applicable trustee, for the respective series of Old Notes in trust, amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notices of redemption given by Holdco or Visant, as applicable, with respect to the respective series of Old Notes.

During 2010, Visant also transferred approximately $649.0 million of cash from Visant Secondary to Holdco to allow Holdco to repurchase or satisfy and discharge and redeem Holdco’s Senior Discount Notes and Senior Notes pursuant to the Refinancing, including the satisfaction of accrued interest and the payment of consent and tender premiums. The aggregate transfer was reflected in the Company’s condensed consolidated balance sheet as a reduction in accumulated earnings and presented in the Company’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

On March 1, 2011, Visant announced the completion of the repricing of its term loan facility under its senior secured credit facilities providing for the incurrence of new term loans in an aggregate principal amount of $1,246.9 million under Visant’s existing senior secured credit facilities, with the proceeds of the new term loans, together with cash on hand, being used to repay the existing senior secured term loans outstanding in full. The amended facility provides for an interest rate for each term loan based upon LIBOR or an alternative base rate (“ABR”) plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1% of the outstanding principal amount of the term loan facility along with certain other fees and expenses. A 1% prepayment premium will be payable in respect of subsequent repricing events, if any, occurring on or prior to March 1, 2012.

Full Fiscal Year 2009

In 2009, operating activities generated cash of $176.6 million, compared to $205.9 million from operating activities for 2008. The decrease in cash provided by operating activities of $29.2 million was attributable to cash interest paid in 2009 of $25.3 million related to Holdco’s $247.2 million Senior Discount Notes which did not have cash interest payment requirements prior to 2009.

Net cash used in investing activities for 2009 was $44.4 million, compared with $274.3 million for the comparative 2008 period. The $229.9 million change was primarily driven by the acquisition of Phoenix Color in 2008. During 2009, we completed the Rennoc asset acquisition for a purchase price of approximately $2.3 million. In addition, our capital expenditures relating to purchases of property, plant and equipment for 2009 and 2008 were $46.1 million and $52.4 million, respectively.

Net cash used in financing activities for 2009 was $136.9 million compared to cash provided by financing activities of $127.5 million for 2008. The $264.5 million change primarily related to the net repayment of $137.0 million of short term borrowings under the Old Revolving Credit Facility during 2009 compared to net borrowings under the Old Revolving Credit Facility of $136.3 million, primarily in connection with the acquisition of Phoenix Color, during the comparable 2008 period. During 2009, we entered into various capital lease and equipment financing arrangements which provided approximately $8.3 million of cash.

During 2009 and 2008, Visant transferred approximately $36.6 million and $23.2 million, respectively, of cash through Visant Secondary to Holdco to allow Holdco to make scheduled interest payments on its Senior Notes and its Senior Discount Notes as well as to repurchase common stock from separated management stockholders and to settle certain outstanding vested stock option awards totaling in the aggregate $9.5 million and $8.4 million in 2009 and 2008, respectively. The repurchase was included in Holdings’ consolidated balance sheet as treasury stock, and the transfer was reflected in the Company’s consolidated balance sheet as a reduction in additional paid-in-capital and presented in the Company’s consolidated statement of cash flows as a distribution to its stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations for future payments as of January 1, 2011:

	Payments due by calendar year
In thousands	Total	2011	2012	2013	2014	2015	Thereafter
Notes outstanding	$750,000	$—	$—	$—	$—	$—	$750,000
Term loans	1,246,875	12,500	12,500	12,500	12,500	12,500	1,184,375
Operating leases	29,104	5,310	5,591	4,145	3,517	3,348	7,193
Capital leases	9,290	2,628	2,561	2,258	1,843	—	—
Equipment financing arrangements	8,041	1,872	1,872	1,872	1,839	586	—
Precious metals forward contracts	8,450	8,450	—	—	—	—	—
Minimum royalties	1,425	1,092	333	—	—	—	—
Benefit obligations (1)	22,831	2,567	2,494	2,608	2,533	2,365	10,264
Interest expense (2)	1,055,238	165,485	162,163	161,517	160,629	159,741	245,703
Management agreements (3)	23,345	3,609	3,717	3,829	3,944	4,062	4,184
Contractual capital equipment purchases	4,803	4,803	—	—	—	—	—
Promissory notes to former employees	1,850	447	586	336	481	—	—
Consulting contract	1,039	891	54	42	42	10	—

Total contractual cash obligations (4)	$3,162,291	$209,654	$191,871	$189,107	$187,328	$182,612	$2,201,719

(1)	Amounts represent expected future benefit payments for our unfunded non-qualified pension plans and postretirement welfare plans. We do not expect to have an obligation to contribute to our funded qualified pension plans in 2011. Any estimated amount of our contributions to our funded qualified pension plans beyond 2011 is not included.
(2)	Projected interest expense related to the variable rate term loans is based on market rates as of the end of 2010. Refer to “Liquidity and Capital Resources — Full Fiscal Year 2010” above for a description on the repricing of the New Term Loan Facility on March 1, 2011.
(3)	In October 2004, we entered into a management agreement with KKR and DLJMBP III to provide management and advisory services to us. We agreed to pay an annual fee of $3.0 million, effective October 2004, subject to 3% annual increases. Since the agreement does not have an expiration date, the obligation as presented above only reflects one additional year of management fees beyond 2015.
(4)	The Company’s gross unrecognized tax benefit obligation at January 1, 2011 was $17.1 million of which less than $0.1 million is payable in 2011. It is not presently possible to estimate the years in which part or all of the balance would result in a cash disbursement Also outstanding as of January 1, 2011 was $12.3 million in the form of letters of credit against the New Revolving Credit Facility.

Liquidity

We use cash generated from operations primarily for debt service obligations, capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on hand and, if consummated, future financings. Based upon the current level of operations, management expects our cash flows from operations along with availability under our New Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt interest and retirement obligations and related costs, and capital spending for the foreseeable future. To the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof.

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and in the fourth quarter driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations and generate a majority of annual net sales during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Based on the seasonality of our cash flow, we traditionally borrow under our revolving credit facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segment are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

We have substantial debt service requirements and are highly leveraged. As of January 1, 2011, we had total indebtedness of $2,012.4 million (exclusive of $12.3 million letters of credit outstanding and $23.7 million of original issue discount) including $15.6 million of outstanding borrowings under capital lease and equipment financing arrangements and cash and cash equivalents of $60.2 million (exclusive of $0.8 million of cash and cash equivalents at Holdco). Our principal sources of liquidity are cash flows from operating activities and available borrowings under the New Credit Facilities, which included $162.7 million of available borrowings under Visant’s $175.0 million New Revolving Credit Facility as of January 1, 2011. As of January 1, 2011, Visant had $1,246.9 million outstanding under the Term B Loan facility, $750.0 million aggregate principal amount outstanding of the New Senior Notes, $12.3 million outstanding in the form of standby letters of credit under its secured credit facilities and $15.6 million of outstanding borrowings under capital lease and equipment financing arrangements. There were no borrowings under the New Revolving Credit Facility as of January 1, 2011.

Our liquidity and our ability to fund our capital requirements will depend on the credit markets and our financial condition. The extent of any impact of credit market conditions on our liquidity and ability to fund our capital requirements or to undertake future financings will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. Any refinancing of our debt could be on less favorable terms, including becoming subject to higher interest rates. In addition, the terms of existing or future debt instruments, including the New Credit Facilities and the indenture governing the New Senior Notes, may restrict certain of our alternatives. We anticipate that, to the extent additional liquidity is necessary to fund our operations or make additional acquisitions, it would be funded through borrowings under our New Revolving Credit Facility, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. The possibility of consummating any such financing will be subject to conditions in the capital markets at such time. We may not be able to obtain this additional liquidity when needed on terms acceptable to us or at all.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time redeem or repurchase debt securities, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise subject to the terms of applicable contractual restrictions. We cannot give any assurance as to whether or when such repurchases or exchanges will occur and at what price.

As of January 1, 2011, we were in compliance with all covenants under our material debt obligations.

Off-Balance Sheet Arrangements

Precious Metals Consignment Arrangement

We have a precious metals consignment agreement with a major financial institution whereby we currently have the ability to obtain up to the lesser of a certain specified quantity of precious metals and $45.0 million in dollar value of consigned inventory. As required by the terms of the agreement, we do not take title to consigned inventory until payment. Accordingly, we do not include the value of consigned inventory or the corresponding liability in our consolidated financial statements. The value of consigned inventory at January 1, 2011 and January 2, 2010 was $31.5 million and $27.7 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, we incurred expenses for consignment fees related to this facility of $0.9 million for 2010 and $0.6 million for 2009 and 2008. The obligations under the consignment agreement are guaranteed by Visant.

Other than our precious metals consignment arrangement and general operating leases, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that, in any case, are material to investors.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. This guidance requires (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (2) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (3) fair value measurement disclosures for each class of assets and liabilities and (4) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Our adoption of this guidance did not have a material impact on our financial statements.

In February 2010, the FASB issued guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance amends existing standards to address potential conflicts with SEC guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. Our adoption of this guidance did not have a material impact on our financial statements.

In December 2010, the FASB amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists. In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for the first reporting period beginning after December 15, 2011. We are currently evaluating the impact and disclosure of this standard but do not expect this standard to have a significant impact, if any, on our financial statements.

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis. These amendments clarify existing guidance that, if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance becomes effective prospectively for business combinations for which the acquisition date is on or after the first reporting period after December 15, 2010. We are currently evaluating the impact and disclosure of this standard but do not expect this standard to have a significant impact, if any, on our financial statements.

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

Interest Rate Risk

We are subject to market risk associated with changes in LIBOR and other variable interest rates in connection with the New Credit Facilities. If the short-term interest rates or LIBOR averaged 10% more or less, interest expense would have changed by $3.3 million for 2010, $1.1 million for 2009 and $2.5 million for 2008.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates of the currencies in the countries in which we do business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. operations, fluctuations in such rates may affect the translation of these results into our consolidated financial statements. We currently have foreign operations primarily in Canada and Europe, where substantially all transactions are denominated in Canadian dollars and Euros, respectively. From time to time, Jostens enters into forward foreign currency exchange contracts to hedge certain purchases of inventory denominated in foreign currencies. We may also periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of these hedging activities is to minimize the impact of foreign currency fluctuations on our results of operations and cash flows. We consider our market risk in such activities to be immaterial.

Commodity Price Risk

We are subject to market risk associated with changes in the price of precious metals. To mitigate our commodity price risk, we may enter into forward contracts to purchase gold, platinum and silver, in each case, based upon the estimated quantity needed to satisfy projected customer demand. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on open precious metal forward purchase contracts. There was no market risk associated with these contracts at the end of 2010, and we consider the market rate risk for end of 2009 of approximately $2.0 million to be immaterial. Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase or decrease in fair value over our aggregate forward contract commitment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Senior Vice President, Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Senior Vice President, Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

In addition, during the quarter ended January 1, 2011, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2011.

The effectiveness of our internal control over financial reporting as of January 1, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15. Exhibits and Financial Statement Schedule.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business backgrounds of our executive officers and directors as of March 20, 2011.

Name	Age	Position
Marc L. Reisch	55	Chairman, President and Chief Executive Officer
Marie D. Hlavaty	47	Senior Vice President, Chief Legal Officer and Secretary
Paul B. Carousso	42	Senior Vice President, Chief Financial Officer
Timothy M. Larson	37	President and Chief Executive Officer, Jostens
David F. Burgstahler	42	Director
George M.C. Fisher	70	Director
Alexander Navab	45	Director
Tagar C. Olson	33	Director
Charles P. Pieper	64	Director
Susan C. Schnabel	49	Director

Marc L. Reisch joined Visant as Chairman, President and Chief Executive Officer upon the consummation of the Transactions in October 2004. Mr. Reisch had been a director of Jostens since November 2003. Mr. Reisch has served as the Chairman of the Board of Yellow Pages Income Fund since December 2002.

Marie D. Hlavaty has served as an advisor to our businesses since August 2004 and joined Visant upon the consummation of the Transactions in October 2004. Ms. Hlavaty currently serves as our Senior Vice President, Chief Legal Officer and Secretary.

Paul B. Carousso joined Visant in October 2004 upon consummation of the Transactions and currently serves as our Senior Vice President, Chief Financial Officer.

Timothy M. Larson joined Jostens full-time in 1994. He has held a variety of leadership positions at Jostens in general management, technology, e-business and marketing. Mr. Larson became senior vice president and general manager of Jostens’ Memory Book business in 2005. Mr. Larson was appointed President and Chief Executive Officer of Jostens in January 2008.

David F. Burgstahler is President of Avista Capital Partners, a leading private equity firm. Prior to joining Avista Capital Partners in 2005, Mr. Burgstahler was a Partner with DLJ Merchant Banking Partners, the private equity investment arm of Credit Suisse. Mr. Burgstahler joined Credit Suisse in 2000 when it merged with the investment bank Donaldson, Lufkin and Jenrette. Mr. Burgstahler joined Donaldson, Lufkin and Jenrette in 1995. Mr. Burgstahler also serves on the boards of WideOpenWest Holdings, Inc., BioReliance Corporation, Armored AutoGroup, INC Research, Navilyst Medical, Inc., Lantheus Medical Imaging and ConvaTec. Mr. Burgstahler is a past member of the board of Warner Chilcott plc.

George M.C. Fisher is currently a senior advisor to KKR. Mr. Fisher served as Chairman of the Board of Eastman Kodak Company from December 1993 to December 2000 and was Chief Executive Officer from December 1993 to January 2000. Before joining Kodak, Mr. Fisher was Chairman of the Board and Chief Executive Officer of Motorola, Inc. Mr. Fisher is a past member of the boards of AT&T, American Express Company, Comcast Corporation, Delta Air Lines, Inc., Eli Lilly & Company, General Motors Corporation, Hughes Electronics Corporation, Minnesota Mining & Manufacturing, Brown University and The National Urban League, Inc. Mr. Fisher is also the former Chairman of PanAmSat Corporation. He was a member of The Business Council and is an elected fellow of the American Academy of Arts & Sciences. Mr. Fisher was also an appointed member of the President’s Advisory Council for Trade Policy and Negotiations from 1993 through 2002.

Alexander Navab is a Member of KKR. He joined KKR in 1993 and he currently co-heads KKR’s North American private equity business and leads the Media/Communications industry team in the United States. Mr. Navab serves on the Investment Committee, as well as the Management Committee, of KKR. Prior to joining KKR, Mr. Navab was with James D. Wolfensohn Incorporated, where he was involved in merger and acquisition transactions and corporate finance advisory work. From 1987 to 1989, he was with Goldman, Sachs & Co. in the Investment Banking division. Mr. Navab is also a director of The Nielsen Company (formerly VNU Group BV). Mr. Navab is a past member of the board of PanAmSat Corporation.

Tagar C. Olson is a member of the Financial Services industry team at KKR. Prior to joining KKR in 2002, Mr. Olson was with Evercore Partners Inc. since 1999, where he was involved in a number of private equity transactions and mergers and acquisitions. Mr. Olson is also a director of Capmark Financial Group Inc. and First Data Corporation. Mr. Olson is a past member of the board of KSL Holdings.

Charles P. Pieper is Vice Chairman of Alternative Investments (AI) and Managing Director in the Asset Management division of Credit Suisse. He is responsible for AI Global Joint Ventures and is a member of the AI Management Committee. Prior to joining Credit Suisse in 2004, Mr. Pieper held senior operating positions in both private industry and private equity, including being President and Chief Executive Officer of several General Electric Company businesses. He was self-employed from January 2003 to April 2004 as the head of Charles Pieper and Associates, an investment and advisory firm, and from March 1997 to December 2002, Mr. Pieper was Operating Partner of Clayton, Dubilier and Rice, a private equity investment firm. He also currently serves as a director of Glacier G.P. (the holding company of Grohe AG), China Renaissance Capital Investment, Global Infrastructure Partners and Mubadala Infrastructure Partners. Mr. Pieper is a past member of the boards of Mueller Group, Inc., Safilo S.p.A, Wastequip, Advanstar Holdings, Inc., Alliant Foodservice, Inc., U.S. Office Products, Fairchild Dornier Corporation, Italtel Holding S.p.A., North American Van Lines and Dynatech.

Susan C. Schnabel is a Managing Director of Credit Suisse in the Asset Management division and Co-Head of DLJ Merchant Banking Partners. She is responsible for originating new investments and monitoring existing investments. Ms. Schnabel joined Credit Suisse First Boston in 2000 through the merger with Donaldson, Lufkin & Jenrette, where she was a Managing Director. Ms. Schnabel is also a director of DeCrane Aircraft Holdings, DenMat Holdings, Frontier Drilling, Laramie Energy, Luxury Optical Holdings, Pinnacle Gas, Specialized Technology Resources Inc., Target Media Partners and Total Safety USA.

Director Qualifications

Our Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes and skills, when taken together, enable the Board of Directors to satisfy its oversight responsibilities effectively. In identifying candidates for membership on the Board of Directors, we take into account individual qualifications, such as high ethical standards, integrity, mature, careful judgment, financial acumen and facility in the areas of capital markets, mergers and acquisitions and innovation, industry knowledge or experience and an ability to work collegially with the other members of the Board of Directors and other factors we may consider appropriate, including alignment with our stockholders, in particular the Sponsors.

Messrs. Burgstahler, Fisher, Navab, Olson and Pieper and Ms. Schnabel (the “Sponsor Directors”) were appointed to our Board of Directors as a consequence of their respective relationships with the Sponsors and, in the case of Mr. Reisch, the Sponsors’ knowledge and familiarity with Mr. Reisch and his past accomplishments. Each is appointed under the terms of the 2004 Stockholders Agreement (as defined below). None of the members of our Board of Directors would be considered independent under the listing standards of the New York Stock Exchange.

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Sponsors and the Board of Directors focus primarily on each candidate’s prior experience.

Each of our directors possesses high ethical standards, acts with integrity, and exercises careful, mature judgment. Each is committed to employing his or her skills and abilities to aid the long-term interests of our stakeholders. In addition, our directors are knowledgeable and experienced in one or more business, governmental, or civic endeavors, which further qualifies them for service as members of the Board of Directors. Alignment with our stockholders is important in building value over time. As a group, Mr. Reisch and the Sponsor Directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.

Our Board of Directors

Our Board of Directors is currently composed of seven members. Each of the existing directors was appointed upon the consummation of the Transactions in October 2004, other than Mr. Fisher, who was appointed in November 2005, and Ms. Schnabel, who was appointed in October 2010. Under the stockholders agreement entered into in connection with the Transactions (the “2004 Stockholders Agreement”), KKR and DLJMBP III each has the right to designate four of our directors (currently three KKR and three DLJMBP III designees serve on our board), and our Chief Executive Officer and President, Marc Reisch, is Chairman. Our Board of Directors currently has three standing committees: an Audit Committee, a Compensation Committee and an Executive Committee. We expect the chairmanship of each of the Audit Committee and the Compensation Committee to rotate annually between a director designated by KKR and a director designated by DLJMBP III, consistent with the terms of the 2004 Stockholders Agreement.

Audit Committee

The primary duties of the Audit Committee include assisting the Board of Directors in its oversight of: (1) the integrity of our financial statements and financial reporting process; (2) the integrity of our internal controls regarding finance, accounting and legal compliance; and (3) the independence and performance of our independent auditor and internal audit function. The Audit Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q and our earnings releases before they are issued. The Audit Committee has sole authority to engage, evaluate and replace the independent auditor. The Audit Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Audit Committee meets regularly with our management, independent auditor and internal auditor to discuss our internal controls and financial reporting process and also meets regularly with our independent auditor and internal auditor in private.

The current members of the Audit Committee are Messrs. Olson (Chairman) and Burgstahler. The Board of Directors has determined that each of the current members qualifies as an “audit committee financial expert” through their relevant work experience as described above. Mr. Burgstahler is President of Avista Capital Partners, and Mr. Olson is an Executive with KKR. Neither of the members of the Audit Committee is considered “independent” as defined under the federal securities law.

Compensation Committee

The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation practices and policies for our executive officers and other key employees, as the Committee may determine, to ensure that management’s interests are aligned with the interest of our equity holders. The Committee also reviews and makes recommendations to the Board of Directors with respect to our employee benefits plans, compensation and equity based plans and compensation of directors. The current members of the Compensation Committee are Messrs. Burgstahler (Chairman), Navab, Olson and Pieper.

Executive Committee

The current members of the Executive Committee are Messrs. Reisch, Navab and Pieper. The Executive Committee may exercise all decision-making authority on behalf of the Board of Directors other than those matters that under Delaware law are expressly reserved to the entire Board of Directors.

Code of Ethics

We have adopted Business Conduct and Ethics Principles which cover our entire organization, including our Chief Executive Officer, Senior Vice Presidents, Chief Financial Officer and Corporate Controller and our Directors. We require senior management employees and employees with a significant role in internal control over financial reporting to confirm compliance with this code on an annual basis. Any changes to, or waiver (as defined under Item 5.05 of Form 8-K) from, our code that applies to our Chief Executive Officer, Senior Vice Presidents, Chief Financial Officer or Corporate Controller will be posted on our website. A copy of our current Business Conduct and Ethics Principles can be found on our website at http://www.visant.net.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors are not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis describes the material elements, policies and practices with respect to our principal executive officer, principal financial officer, and our other two executive officers, which are collectively referred to as the “named executive officers”. This compensation discussion and analysis also describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers. This section should be read in conjunction with the tables and narrative discussion of our executive compensation program that follows this discussion.

We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive plan, long-term equity-based incentives in the form of stock options, restricted stock and/or phantom equity, retirement and other benefits, perquisites, post-termination severance and acceleration of equity award vesting for named executive officers upon certain termination events and/or a change in control. Certain other post-termination retirement benefits are provided to our Chief Executive Officer (“CEO”). Our retirement and other benefits include life, disability, medical, dental and vision insurance benefits, a qualified 401(k) savings plan and other defined benefit retirement benefits and our perquisites generally include reimbursement for certain medical expenses and a car allowance. Our philosophy is to provide a total compensation package at a level that is commensurate with our market position and revenue base, incentivizes growth and performance, rewards achievement and assures retention of executive talent.

Objectives of our Executive Compensation Program

Our compensation programs are designed to achieve the following objectives:

•	attract, motivate, retain and reward talented and dedicated executives whose knowledge, skill and performance are critical to our success and long-term growth;

•	provide our executive officers with a balanced compensation opportunity, including both cash and equity or equity-based incentives, to further our interests and those of our stockholders;

•	provide cash and long-term incentive compensation that is competitive based on comparable market position;

•

align rewards to measurable performance metrics and to the interest of our stockholders through awards that vest based on compounded growth and are valued based on the per share price of Holdco’s Class A Common Stock (the “Class A Common Stock”); and

•	compensate our executives to manage our business to achieve long-range objectives and sustainable growth.

Compensation Process

Our Compensation Committee, which comprises four members of our Board of Directors, who serve at the pleasure of our Sponsors, reviews and approves all elements of compensation for our named executive officers. The Compensation Committee meets outside the presence of all of our executive officers to consider appropriate compensation for our CEO, Marc Reisch. The Compensation Committee considers feedback from the Board of Directors, Mr. Reisch, and from time to time Mr. Reisch’s direct reports, in establishing Mr. Reisch’s compensation and setting objectives for the ensuing year. For all other executive officers, the Committee meets outside the presence of the executive officers other than Mr. Reisch. Mr. Reisch annually reviews executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee. The Compensation Committee has from time to time reviewed market and industry data in setting compensation and from time to time we have retained outside compensation consultants to benchmark certain of our executive positions to provide another measure of compensation levels for executive positions within our company to companies with a comparative revenue base to ours. Positions were matched based on title and responsibilities of the position with comparable positions in the market based on similar company revenue size found within the published survey data of leading human resource organizations. We evaluated base salary and short- and long-term compensation information within the survey information. We may from time to time in the future have benchmarking performed to assist us and the Compensation Committee in setting executive compensation.

Base Salary

We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary in order to attract and retain an appropriate caliber of ability, experience and talent for the position, and to provide base compensation that is not subject to our performance risk. We establish the base salary for each executive officer based in part in consideration of competitive factors as well as individual factors, such as the individual’s scope of duties, performance and experience and, to a certain extent, the pay of others on the executive team. When establishing the base salary of any executive officer, we have also considered competitive market factors, business demands for certain skills, individual experience and contributions, the roles and responsibilities of the executive, the potential impact the individual may make on our company now and in the future. We generally review base salaries for our named executive officers on an 18-month or longer cycle taking into consideration responsibilities and market factors. Adjustments to base salary take into consideration the foregoing factors, individual performance and expanded duties, as applicable.

Our Compensation Committee sets the salary of our CEO. The Compensation Committee approved an increase in base salary for Mr. Reisch in the amount of $50,000 for each of 2008, 2010 and 2011, however, Mr. Reisch declined to accept the increases in base salary in light of market conditions (these amounts however, have been taken into consideration in setting the terms of Mr. Reisch’s severance and incentive compensation opportunities). In accordance with Mr. Reisch’s second amended and restated employment agreement entered into in May 2010, his base salary will not be less than $950,000 during the term of his employment agreement and any renewal term, subject to increase at the sole discretion of our Board of Directors, which is required at least annually to review Mr. Reisch’s base salary.

We entered into an employment agreement with Timothy M. Larson effective as of January 7, 2008. Under the terms of the employment agreement, Mr. Larson’s base salary was set at $650,000, subject to increase at the sole discretion of the Board of Directors, which is required at least annually to review Mr. Larson’s base salary.

None of the executive officers received an increase in annual base salary during 2009 or 2010 other than Mr. Carousso, whose salary was adjusted from $280,000 to $310,000 to assure alignment with market rates for his position and level of responsibility. The Compensation Committee approved an increase in the annual base salary for Mr. Larson effective January 1, 2011in the amount of $50,000, resulting in an annual base salary of $700,000. Increases in annual base salary for other of the named executive officers may be made later in 2011.

Annual Performance-Based Cash Incentive Compensation

General. Prior to 2010, we historically had provided the opportunity for our named executive officers and other key employees to earn an annual cash incentive award in order to further align our executives’ compensation opportunity with our annual business and financial goals and the growth objectives of our stockholders and to motivate our executives’ annual performance. Our annual cash incentives generally link the compensation of participants directly to the accomplishment of specific business metrics, including the achievement of EBITDA targets, and in certain cases, other performance targets, which are important indicators of increased stockholder value and reflect our emphasis on financial and operating performance, long-term value creation and stockholder return. The Compensation Committee may also consider market and other competitive conditions, extraordinary achievements and contributions to strategic and operating initiatives in establishing annual incentive awards.

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

Consolidated and business unit budgets and business plans which contain annual financial and strategic objectives are developed by management and reviewed by the Board of Directors each year, which institutes such changes that are deemed appropriate by the Board of Directors. The budgets and business plans generally set the basis for the annual incentive plan targets and stretch measures. The annual incentive compensation plan targets and other material terms by business unit are presented to the Compensation Committee for review and approval with such modifications deemed appropriate by the Compensation Committee. The specific financial targets, business plan and other initiatives set for our named executive officers are not disclosed because we believe disclosure of this information would cause our company competitive harm. The targets are intended to be challenging but achievable. Because these targets are tied to our business plan, it is expected that they will be achieved when they are set at the beginning of the fiscal year. However, there is risk that payments will not be made at all or will be made at less than 100%. This uncertainty ensures that any payments under the plan are truly performance-based.

Annual cash award opportunity for executive officers is typically expressed as a percentage of qualifying base salary, with an established percentage for payout based on meeting the respective target, and enhanced opportunity based on certain stretch targets or extraordinary performance being achieved.

Annual incentive compensation plan awards for our eligible named executive officers and other eligible executives are determined annually following the completion of the annual audit, based on our performance against the approved annual incentive compensation plan targets, subject to the exercise of discretion by the Compensation Committee as discussed in this section. The annual incentive compensation plan award amounts of all eligible officers, including any named executive officers, must be reviewed and approved by the Compensation Committee. Approved payments under the annual incentive plans are made not later than March 15th of the year following the fiscal year during which performance is measured.

2010 Annual Incentive Opportunity. With respect to fiscal year 2010, to assess annual cash incentive plan compensation awards for Jostens, which employs Mr. Larson, we used performance metrics based on financial performance and business plan as well as the accomplishment of strategic and operating initiatives that were expected to contribute to cost containment and drive innovation and long-term growth for Jostens. For the 2010 fiscal year, the annual cash incentive opportunity for Mr. Larson was 100% of salary, or $650,000. The amount received by Mr. Larson is further discussed in the Summary Compensation Table and accompanying notes.

Due to the relative impact of market and other competitive conditions on our other businesses and in particular the limited visibility with respect to the flow and placement of orders in our Marketing and Publishing Services segment with respect to fiscal year 2010 resulting from continued uncertainty in market conditions following the 2008-2009 economic downturn, employees at Visant and its subsidiaries other than Jostens did not participate in an annual cash incentive plan in respect of fiscal year 2010. Instead, the primary variable incentive offered to these employees for fiscal year 2010 was under the 2010 long-term incentive arrangements described below which awards were designed to take into account, among other things, the respective employee’s prior level of annual cash incentive plan target opportunity.

2011 Annual Incentive Opportunity. We have re-established an annual incentive opportunity for all eligible employees of Visant’s businesses for 2011. For 2011, we will be employing a “balanced scorecard” approach, which will include measurement based on EBITDA performance as well as other key performance deliverables intended to drive operating and financial performance and long-term strategic growth, with a threshold EBITDA performance target being required to be met before participants will be eligible to receive payment on any other of the performance targets. The Compensation Committee will continue to consider all market and other competitive conditions, extraordinary achievement and contributions that impact the growth of our business and appreciation of stockholder value in establishing annual incentive payments and other incentive arrangements.

For the 2011 fiscal year, annual cash incentive opportunities for the named executive officers at target are summarized below:

	Target Annual Cash Incentive Award Opportunity
	% of Salary	Amount
Marc L. Reisch	125%	$1,187,500
Paul B. Carousso	55%	$170,500
Marie D. Hlavaty	55%	$209,000
Timothy M. Larson	100%	$700,000

Other. Our Compensation Committee reserves the right to grant discretionary bonuses from time to time based on individual contribution to extraordinary transactions which result in measurable and appreciable return for us and our stockholders.

Equity-Based Incentives

General. We offer incentive opportunities to our executives to promote long-term performance and tenure, through grants of stock options, restricted stock and phantom equity to be paid out in cash based on the achievement of performance or service targets. Other types of long-term equity incentive compensation based on the appreciation of the Class A Common Stock may be considered in the future. Such equity incentive plans and arrangements are designed to:

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

The Compensation Committee serves as the administrator of such equity incentive plans and arrangements, with the power and authority to administer, construe and interpret the equity plans, to make rules for carrying out the plans and to make changes in such rules, subject to such interpretations, rules and administration being consistent with the basic purpose of the plans. Subject to the general parameters of the plans, the Compensation Committee has the discretion to fix the terms and conditions of the grants. Equity awards are granted based on the fair market value of the Class A Common Stock as determined by the Compensation Committee after evaluation of a fair market valuation conducted by an independent third party expert on a periodic basis.

Our named executive officers each made a personal investment in purchasing shares of the Class A Common Stock in connection with the Transactions with his or her own personal funds. In turn, the number of Class A Common Stock options granted was based on a multiple of the respective level of individual investment. In consideration of his services in consummating the Transactions and in connection with entering into an employment agreement with us, Mr. Reisch also received at the consummation of the Transactions a grant of restricted stock as a further long-term incentive opportunity. No additional equity has been awarded to the named executive officers since their original investments, except that Mr. Carousso and Ms. Hlavaty were granted 600 and 1,000 shares, respectively, of restricted Class A Common Stock in 2008, which shares vested as of January 15, 2010, and Mr. Larson was granted 7,000 shares of restricted Class A Common Stock in September 2010, which shares will vest on the third anniversary of the grant assuming his continued employment through such date or such earlier date in the event of a change in control transaction or termination of Mr. Larson’s employment by us without cause, by him for good reason or due to his death or permanent disability. The restricted stock is used as a means to recognize significant accomplishments of the recipients and to incentivize each individual’s continued tenure, commitment and performance for us.

The Compensation Committee reserves the right to issue additional equity in the form of options, restricted stock or units or phantom equity to the named executive officers upon the recommendation of Mr. Reisch or the Board of Directors (or Compensation Committee) in consideration of performance and for the purpose of assuring retention of executive talent aligned with long-term growth creation and, in the case of equity, subject to shares remaining available for grant under the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”). See “—Equity-based Compensation”.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. However, to the extent that additional grants have been or will be made by us to other members of management, we intend to limit grants to twice per year. We also have issued and may from time to time issue equity to new members of management, including those who come into our employment in connection with the consummation of acquisitions by us. For compensation decisions regarding the grant of equity compensation, our Compensation Committee typically considers the recommendations from our CEO, taking into consideration the potential impact and contributions of the individual, retention considerations and the level of equity of members of management at a similar level.

Stock Options. Stock option awards provide our executive officers with the right to purchase shares of the Class A Common Stock at a fixed exercise price for a period of up to ten years from the option grant date under the 2004 Plan and may be either “time-based” or “performance-based”. Time-based options vest on the passage of time and an executive’s continued tenure. Performance-based options granted to date have vested based on the achievement of annual EBITDA targets and on an executive’s continued tenure. The purpose of the performance-based grant is to align management and stockholder interests. Options are subject to certain change of control and post-termination of employment vesting and expiration provisions. Mr. Reisch (who also served as a director of Jostens prior to the Transactions) and Mr. Larson each also holds options under the 2003 Stock Incentive Plan (the “2003 Plan”). See “—Equity-based Compensation” for a discussion of the change in control and other provisions related to stock options under the 2004 Plan and the 2003 Plan.

Restricted Stock. We also use restricted Class A Common Stock in our long-term equity incentive program as part of our management incentive, development, succession, and retention planning process. All of our named executive officers have been granted restricted stock of Holdco. The restricted stock is generally subject to the same rights and restrictions set forth in the management stockholders’ agreement and sale participation agreement described under “—Equity-based Compensation”, except that the restricted stock currently held by Messrs. Reisch and Carousso and Ms. Hlavaty is currently 100% vested and nonforfeitable even in the case of termination of employment.

Other Long-Term Incentive Awards

2008 LTIP. During 2008, we implemented long-term phantom share incentive arrangements with certain key employees, including each of Messrs. Reisch, Larson and Carousso and Ms. Hlavaty (the “2008 LTIP”). No named executive officer, other than Mr. Larson, vested in or received payments with respect to any award under the 2008 LTIP. Mr. Larson received payment in respect of the 2008 LTIP in 2010, as further discussed in the Summary Compensation Table and accompanying notes and in “Option Exercises and Stock Vested in 2010” below.

2010 LTIP. As of March 31, 2010, we implemented long-term phantom share incentive arrangements with certain key employees, including each of Messrs. Reisch, Larson and Carousso and Ms. Hlavaty (the “2010 LTIP”). Under these arrangements, the executive is granted a target award based on a specified number of phantom share units, half of which vests on the basis of achievement of performance targets (and continued employment) and the other half of which vests on the basis of continued employment and without regard to the achievement of performance targets. The 2010 LTIP is further described in “—Equity-based Incentive Plans—2010 LTIP”.

The 2010 LTIP grant for each of Messrs. Reisch and Carousso and Ms. Hlavaty is an 18 month arrangement and has a measurement date of the last day of the second fiscal quarter of 2011 (subject to earlier vesting and payment on the performance award if the targets are achieved earlier) and represents the sole incentive compensation opportunity to Messrs. Reisch and Carousso and Ms. Hlavaty for the 2010 fiscal year as we did not award such executives an annual cash incentive in respect of fiscal year 2010. The 2010 LTIP grant for Mr. Larson is a two year arrangement and has a measurement date of fiscal year end 2011.

Mr. Reisch was granted an award of 22,377 units, Mr. Carousso was granted an award of 3,300 units, and Ms. Hlavaty was granted an award of 4,025 units. Mr. Larson was granted an award of 20,885 units.

The 2010 LTIP arrangements were structured with the primary purposes of incentivizing executive management to remain employed by us and focused on achieving a high level of performance. Furthermore, the performance-based incentive provides alignment between executive management and us and our stockholders through awards that vest based on compounded growth and a calculation of the award cash payment based on the per share price of the Class A Common Stock. In addition, the equity incentives that were previously awarded to the named executive officers became fully vested by the end of our fiscal year 2009, and, accordingly, the 2010 LTIP arrangements provide continuity in executive incentive to assure executive tenure, performance and executive compensation tied to performance.

2011. The Compensation Committee is considering the structure and terms of a long-term incentive plan to be implemented in 2011 in light of the expiration of the 2010 LTIP during 2011. Any such incentive plan will be designed to continue to advance the key tenets of promoting our long-term financial interests and growth by attracting and retaining management; motivating management with growth-related incentives to achieve long-range goals; and aligning the interests of participants with those of our stockholders through stock-based opportunities.

Pension Benefits

Each of our named executive officers currently participates in the Jostens tax qualified pension plan C (which by merger includes those participants who used to participate in pension plan D) and a non-qualified supplemental pension plan to compensate for Internal Revenue Service limitations. These benefits are provided as part of the regular retirement program available to eligible employees. We also maintain individual non-contributory, non-qualified, unfunded supplemental retirement plans (“SERPs”) for certain named executive officer participants. Mr. Reisch is entitled to a retirement benefit under the terms of his employment arrangements and any payment thereunder is net of benefits to which he would otherwise be entitled under any other qualified or non-qualified defined benefit retirement plans. For more detailed information, see the narrative accompanying the “Pension Benefits” table.

Employment Agreement and Change in Control Provisions

Employment Agreements with Marc L. Reisch and Timothy M. Larson.    Except with respect to our CEO, Marc L. Reisch, and Timothy Larson, the Chief Executive Officer of Jostens, we do not have any employment agreements with any of our named executive officers. It is generally not our philosophy or practice to enter into employment agreements with our executives. Absent exigent competitive factors, we believe that our short- and long-term compensation practices and opportunities are competitively attractive and favorably motivate our executives towards performance and continuity of service.

In October 2004, Holdco entered into an employment agreement with Mr. Reisch with an initial term extending to December 31, 2009. The agreement was amended and restated in May 2010 with a term in effect through December 31, 2010, and automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party to the other. We are highly dependent on the efforts, relationships and skills of Mr. Reisch and this agreement with Mr. Reisch helps to ensure Mr. Reisch’s availability to us. In January 2008, Jostens entered into an employment agreement with Mr. Larson with an initial term extending to January 7, 2013 and automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party to the other to help ensure Mr. Larson’s availability to us. The terms of the employment agreements with Messrs. Reisch and Larson provide for certain post-termination payments and benefits to Mr. Reisch and Mr. Larson, respectively. We provided these arrangements under the respective agreements to attract and retain Messrs. Reisch and Larson and believe that these post-termination payments and benefits are competitively reasonable and reflect Mr. Reisch’s and Mr. Larson’s respective value to us. The employment agreements are further described in the section entitled “—Employment Agreements and Arrangements”.

Change in Control Agreements.    In 2007, we and Holdco entered into a change in control severance agreement with each of Paul B. Carousso, Senior Vice President, Chief Financial Officer, and Marie D. Hlavaty, Senior Vice President, Chief Legal Officer and Secretary. The change in control agreements are effective for an initial term which extended to December 31, 2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement, provided that the change in control agreements shall remain in effect for a period of two years following a change in control (as defined in the agreements) occurring during the term of the agreements. The agreements allow for certain payments and benefits upon a change in control as described in “—Termination, Severance and Change of Control Arrangements—Arrangements with Paul B. Carousso and Marie D. Hlavaty”. We provided these arrangements to assure the retention of these officers and in the absence of any other contractual severance arrangements. We believe that the post-termination payments and benefits are competitively reasonable and reflect of Mr. Carousso’s and Ms. Hlavaty’s value to us.

Change in Control under Long-Term Incentive Plans and Awards.    Under the 2003 Plan and the 2004 Plan, upon the occurrence of a “change in control” of us, the unvested portion of any time-based stock option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance-based stock option may accelerate if certain performance measures have been achieved. All stock options granted to the named executive officers are fully vested. The 7,000 restricted shares of Class A Common Stock granted to Mr. Larson in September 2010 are subject to earlier vesting in the event of a change in control transaction.

The 2010 LTIP awards provide for vesting under certain circumstances following a change in control.

Our long-term incentive arrangements and equity-based incentive plans and awards are discussed in “—Equity-based Compensation” and “—Equity-based Incentive Plans” and change in control payments under the plans and awards are discussed and quantified in “—Termination, Severance and Change of Control Arrangements”.

Executive Benefits

We provide the opportunity for our named executive officers and other executives to receive certain general health and welfare benefits on terms consistent with other eligible employees. We also offer participation in our defined contribution 401(k) plan with a company match on terms consistent with other eligible employees. We provide certain perquisites to the named executive officers, including car allowance, medical stipend to apply to reimburse medical expenses, periodic physicals and extended coverage under long-term disability insurance, and in the case of certain of the named executive officers, financial planning, a health club stipend and availability of our aircraft for occasional personal use (subject to reimbursement for the incremental cost for such use). We provide these benefits to offer additional incentives for our executives and to remain competitive in the general marketplace for executive talent.

Stock Ownership Guidelines

The Compensation Committee has not implemented stock ownership guidelines for our executive officers. Neither our stock nor Holdco’s stock is publicly traded. Stock granted to management is subject to agreements with our Sponsors that limit a stockholder’s ability to transfer his or her equity for a period of time following grant.

Regulatory Considerations

The compensation cost to us of awarding equity is taken into account in considering awards under the equity or equity-based incentive programs. We have taken steps to structure and assure that the compensation programs and arrangements are in compliance with Section 409A of the Internal Revenue Code, as amended (the “Code”). Bonuses paid under the annual incentive plans and compensation under the long-term incentive arrangements are taxable at the time paid to our executives.

Tax Gross-Up

Mr. Reisch’s employment agreement provides for a tax gross-up payment in the event that any amounts or benefits due to him would be subject to excise taxes under Section 280G of the Code. For more detailed information on gross-ups for excise taxes payable to Mr. Reisch, see “—Termination, Severance and Change of Control Arrangements—Employment Arrangements with Marc L. Reisch—Gross-Up Payments for Excise Taxes”.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee of the Board of Directors

David F. Burgstahler, Chairman

Alexander Navab

Tagar C. Olson

Charles P. Pieper

Compensation Committee Interlocks and Insider Participation

During 2010 and to the present, our Compensation Committee has been comprised of Messrs. Burgstahler, Navab, Olson and Pieper. Mr. Burgstahler has been the Chairman of the Committee since May 2010. For a description of the transactions between us and entities affiliated with members of the Compensation Committee, see the transactions described in “Certain Relationships and Related Transactions, and Director Independence”.

Summary Compensation Table

The following table presents compensation information for our fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 paid to or accrued to the named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)		Stock Awards ($) (3)	Unit Awards ($)		Non-Equity Incentive Plan Compensation ($) (6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (7)	All Other Compensation ($)		Total ($)
Marc L. Reisch	2010	$950,000	$—		$—	$4,781,965	(4)	$—	$—	$13,533,844	(8)	$19,265,809
Chairman, President and Chief Executive Officer, Holdco and Visant	2009	$950,000	$—		$—	$—		$850,000	$543,471	$75,625		$2,419,096
	2008	$968,269	$—		$—	$—		$1,000,000	$323,838	$67,657		$2,359,764

Paul B. Carousso	2010	$301,923	$—		$—	$705,210	(4)	$—	$61,233	$1,003,411	(9)	$2,071,777
Senior Vice President, Chief Financial Officer, Holdco and Visant	2009	$280,000	$—		$—	$—		$140,000	$45,430	$30,871		$496,301
	2008	$281,635	$—		$144,322	$—		$170,000	$27,629	$25,276		$648,862

Marie D. Hlavaty	2010	$380,000	$—		$—	$860,143	(4)	$—	$90,414	$1,979,822	(10)	$3,310,379
Senior Vice President, Chief Legal Officer, Holdco and Visant	2009	$380,000	$—		$—	$—		$180,000	$86,615	$23,100		$669,715
	2008	$374,808	$—		$190,554	$—		$225,000	$63,177	$23,271		$876,810

Timothy M. Larson	2010	$650,000	$—		$1,301,650	$4,463,125	(4)	$260,000	$114,320	$2,620,902	(11)	$9,409,997
President and Chief Executive Officer, Jostens	2009	$650,000	$—		$—	$—		$750,000	$108,956	$33,327		$1,542,283
	2008	$662,500	$500,000	(2)	$—	$1,006,395	(5)	$830,000	$81,589	$43,977		$3,124,461

(1)	Salary for fiscal year 2008 reflects a 53 week fiscal year.
(2)	Includes $500,000 representing a bonus paid to Mr. Larson pursuant to a letter agreement entered into between Mr. Larson and us on October 2, 2006, prior to Mr. Larson becoming President and Chief Executive Officer of Jostens, providing for bonuses to Mr. Larson in consideration of his extraordinary efforts and achievement on behalf of Jostens.
(3)	The amount in this column represents the aggregate grant date fair value of the shares of restricted Class A Common Stock computed in accordance with FASB ASC Topic 718. The difference between the aggregate grant date fair value used for FASB ASC Topic 718 and the aggregate grant date fair market value of the Class A Common Stock as established pursuant to the terms of the 2004 Plan and determined by a third party valuation is that the aggregate grant date fair value for purposes of FASB ASC Topic 718 is calculated in accordance with GAAP and the methodology to determine the fair market value under the 2004 Plan does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a description of the valuation. The restricted stock awards were made under the 2004 Plan, which is described under “—Equity-based Compensation”. The actual amount realized upon vesting of restricted stock for Mr. Carousso and Ms. Hlavaty is shown in “Option Exercises and Stock Vested in 2010” below.
(4)	The amount represents the aggregate grant date fair value of unit awards under the 2010 LTIP computed in accordance with FASB ASC Topic 718 and assumes achievement of performance levels at the minimum EBITDA target levels resulting in 100% vesting of all units which vest on the basis of performance and the continuation of employment through the measurement date resulting in 100% vesting of all units which vest on the basis of time. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a description of the valuation. The 2010 LTIP is described under “—Equity-based Incentive Plans”. In the case of Mr. Larson, no amount has been accrued for financial statement reporting purposes as to the portion of his 2010 LTIP units that vest on the basis of performance, given that the achievement of the applicable Jostens performance targets are currently remote.
(5)	The amount represents the aggregate grant date fair value of unit awards to Mr. Larson under the 2008 LTIP computed in accordance with FASB ASC Topic 718. None of Messrs. Reisch and Carousso or Ms. Hlavaty vested in or received payment with respect to any award under the 2008 LTIP. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a description of the valuation. The 2008 LTIP is described under “—Equity-based Incentive Plans”. The actual amount paid to Mr. Larson in respect of his vested award under the 2008 LTIP is shown in “Option Exercises and Stock Vested in 2010” below.
(6)

The amounts represent earnings under the annual incentive compensation plan. None of Messrs. Reich and Carousso or Ms. Hlavaty participated in an annual incentive plan during fiscal 2010. The primary variable incentive offered to these employees for fiscal year 2010 was under the

2010 long-term incentive arrangements described below which awards were designed to take into account, among other things, the respective employee’s level of annual cash incentive plan target opportunity.

(7)	Reflects the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our qualified, non-contributory pension plan, our unfunded supplemental ERISA excess retirement plan and an individual non-contributory unfunded supplemental retirement plan and, in the case of Marc Reisch, the supplemental retirement benefit provided for under his employment arrangements. A negative change of $(151,094) in actuarial present value of Mr. Reisch’s pension benefit occurred in 2010 due to the amendment of Mr. Reisch’s employment agreement in 2010 changing the payment date for Mr. Reisch’s non-contributory unfunded supplemental retirement plan and supplemental retirement benefits. Please refer to the narrative descriptions of our pension plans under the Pension Benefits table. We currently have no deferred compensation plans.
(8)	Includes for 2010: $13,418,574 of dividend-equivalent payments made in connection with the February 2010 Distribution and the September 2010 Distribution with respect to vested stock options; $71,370 of premiums under a life insurance policy which are paid by us under the terms of Mr. Reisch’s employment agreement (the proceeds under the policy are payable to beneficiaries designated by Mr. Reisch); $9,800 representing regular employer matching contributions under our 401(k) plan; $13,680 representing a car allowance; and approximately $20,420 representing financial planning, executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits. We make available to Mr. Reisch the company aircraft for occasional personal use. In such cases, Mr. Reisch reimburses us for an amount equal to our incremental cost for such use. The calculation of the incremental cost for personal use of our company aircraft includes only variable costs incurred as a result of such flight activity. Incremental cost does not include fixed costs that are incurred regardless of Mr. Reisch’s use (for example, aircraft insurance, maintenance, storage and flight crew salaries).
(9)	Includes for 2010: $979,111 of dividend-equivalent payments made in connection with the February 2010 Distribution and the September 2010 Distribution with respect to vested stock options; $9,800 representing regular employer matching contributions under our 401(k) plan; $10,200 representing a car allowance; and approximately $4,300 representing executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits.
(10)	Includes for 2010: $1,958,222 of dividend-equivalent payments made in connection with the February 2010 Distribution and the September 2010 Distribution with respect to vested stock options; $9,800 representing regular employer matching contributions under our 401(k) plan; $10,000 representing a car allowance; and approximately $1,800 representing executive medical expenses reimbursable by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits.
(11)	Includes for 2010: $2,585,315 of dividend-equivalent payments made in connection with the February 2010 Distribution and the September 2010 Distribution with respect to vested stock options and the 7,000 restricted shares of Class A Common Stock granted to Mr. Larson in 2010 subject to vesting; $9,800 representing regular employer matching contributions under our 401(k) plan; $21,600 representing a car allowance; and approximately $4,187 representing financial planning, executive medical expenses reimbursed by us, and cash credits offered to any employee who foregoes certain disability insurance benefits.

Grants of Plan-Based Awards in 2010

The following table provides information with regard to (i) the target level of annual cash incentive awards for our named executive officers for performance during 2010, (ii) grants under the 2010 LTIP and (iii) a grant of restricted stock to Mr. Larson.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Numbers of Shares of Stock or Units(#)		Grant Date Fair Value of Stock Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Marc L. Reisch	3/31/2010		(2)		—	11,188.5	(3)	—	11,188.5	(3)	$4,781,965	(5)

Paul B. Carousso	3/31/2010		(2)		—	1,650	(3)	—	1,650	(3)	$705,210	(5)

Marie D. Hlavaty	3/31/2010		(2)		—	2,012.5	(3)	—	2,012.5	(3)	$860,143	(5)

Timothy M. Larson	N/A	$—	$650,000	$—
	3/31/2010				—	10,442.5	(3)	—	10,442.5	(3)	$4,463,125	(5)
	9/10/2010								7,000	(4)	$1,301,650	(6)

(1)	Reflects the target award amounts under our annual incentive compensation plan for our named executive officers. The actual non-equity annual incentive compensation amount earned by each named executive officer, if any, in 2010 is shown in the “Summary Compensation Table” above.
(2)	None of Messrs. Reisch and Carousso or Ms. Hlavaty participated in an annual incentive plan during fiscal 2010. The primary variable incentive offered to these employees for fiscal year 2010 was under the 2010 long-term incentive arrangements described below which awards were designed to take into account, among other things, the respective employee’s level of annual cash incentive plan target opportunity.
(3)

The executive was granted a target award under the 2010 LTIP, based on a specified number of phantom share units, half of which are subject to vesting on the basis of meeting certain performance targets (and continued employment) and the other half of which are subject to vesting on the basis of time (and continued employment), regardless of whether the respective performance target(s) are met. Subject to the applicable vesting conditions, awards are settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s award has vested. A description of the 2010 LTIP unit award, including applicable measurement dates, vesting conditions and vesting in connection with a termination following a change in control, is included in “—Equity-based Incentive Plans”.

(4)	The restricted stock will vest in full on September 10, 2013 subject to Mr. Larson’s continued service at such date, provided that the stock is subject to accelerated vesting in the event of certain termination of employment events, namely, a termination by us without cause, a termination by the executive with good reason, on the executive’s death or disability, or upon a change in control. The awards were made under our 2004 Plan, which is described under “—Equity-based Compensation” and the accelerated vesting provisions of the stock award are further described under “—Termination, Severance and Change of Control Arrangements”.
(5)	The amount represents the aggregate grant date fair value of unit awards under the 2010 LTIP computed in accordance with FASB ASC Topic 718 and assumes achievement of the performance target resulting in 100% vesting of all units which vest on the basis of performance. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a description of the valuation. The 2010 LTIP is described under “—Equity-based Incentive Plans”. No amount has been accrued for financial statement reporting purposes as to the portion of Mr. Larson’s 2010 LTIP units that vest on the basis of performance, given that the achievement of the applicable Jostens performance targets are currently remote.
(6)	The amount represents the grant date fair value of the 7,000 shares of restricted Class A Common Stock granted to Mr. Larson computed in accordance with FASB ASC Topic 718. The difference between the grant date fair value used for FASB ASC Topic 718 and the grant date fair market value of the Class A Common Stock as established pursuant to the terms of the 2004 Plan and determined by a third party valuation is that the grant date fair value for purposes of FASB ASC Topic 718 is calculated in accordance with GAAP and the methodology to determine the fair market value under the 2004 Plan does not give effect to any premium for control or discount for minority interests or restrictions on transfers.

Equity-based Compensation

2003 Plan. The 2003 Plan was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits the grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco and its subsidiaries. As of January 1, 2011, there were 288,010 shares in total available for grant under the 2003 Plan. The maximum grant to any one person shall not exceed 70,400 shares in the aggregate. We do not currently intend to make any additional grants under the 2003 Plan.

Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on DLJMBP III’s equity investment in Holdco, all as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (1) any person or other entity (other than any of Holdco’s subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP funds or affiliated parties thereof, becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdco representing more than 51% of the total combined voting power of all classes of capital stock of Holdco (or its successor) normally entitled to vote for the election of directors of Holdco or (2) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdco’s subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in a management stockholders agreement, dated July 29, 2003, by and among Holdco and certain holders of the capital stock of Holdco. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information learned in their employment and certain noncompetition obligations in connection with their receipt of options.

2004 Plan. In connection with the closing of the Transactions, Holdco established the 2004 Plan, which permits the grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The 2004 Plan provides for the issuance of a total of 510,230 shares of Class A Common Stock. As of January 1, 2011, there were 116,036 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; or (3) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (1) through (3) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted.

All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement, which together generally provide for the following:

•	transfer restrictions until the fifth anniversary of the purchase or grant of the award or common stock, as applicable, subject to certain exceptions;

•	a right of first refusal by Holdco at any time after the fifth anniversary of purchase but prior to a registered public offering of the Class A Common Stock which meets certain specified criteria;

•

in the event of termination of employment for death or disability (as defined), if prior to the later of the fifth anniversary of the date of the purchase or grant and a registered public offering, put rights by the stockholder with respect to Holdco’s common stock and outstanding and exercisable stock options;

•

in the event of termination of employment other than for death or disability, if prior to the fifth anniversary of the date of the purchase or grant, call rights by Holdco with respect to Holdco’s common stock and outstanding and exercisable stock options;

•	“piggyback” registration rights on behalf of the members of management;

•

“tag-along” rights in connection with transfers by Fusion Acquisition LLC (“Fusion”), an entity controlled by investment funds affiliated with KKR, on behalf of the members of management and “drag-along” rights for Fusion and DLJMBP III; and

•	nondisclosure, noncompetition and nonsolicitation provisions that apply for two years following termination of employment.

As of January 1, 2011, there were 283,606 options vested under the 2004 Plan and 2,000 options unvested and subject to future vesting.

Equity-based Incentive Plans

2008 LTIP. During 2008, we implemented the 2008 LTIP with respect to certain key employees. Under these arrangements, the employee was granted a target award based on a specified number of phantom share units, which provide for vesting on the basis of performance or time (and continued employment).

No participants in the 2008 LTIP, other than Jostens participants, vested in or received payments with respect to any award under the 2008 LTIP. Total payments of approximately $4.6 million were made to Jostens participants in respect of their vested awards under the 2008 LTIP in accordance with the plan.

2010 LTIP. During the first fiscal quarter of 2010, we implemented the 2010 LTIP with respect to certain key employees. Under these arrangements, the applicable executive was granted a target award, based on a specified number of phantom share units, half of which vests on the basis of performance (and continued employment) and the other half of which vests on the basis of time (and continued employment), regardless of whether the respective performance target(s) are met. Except under certain conditions described below, if the respective performance or service target is not achieved, or the executive resigns or suffers a termination of employment by us prior to the applicable date other than following a change in control, the applicable award is forfeited without payment. Each award also contains covenants with respect to confidentiality, noncompetition and nonsolicitation to which the executive is bound during his or her employment and for two years following termination of employment. The following summarizes the key terms of the various forms of 2010 LTIP awards.

Jostens.    The awards granted to executives of our Jostens subsidiary are based on a two-year incentive period, and the performance award vests if Jostens achieves a trailing twelve months’ EBITDA target measured as of the last day of fiscal year 2011, subject to the applicable executive’s continued employment through such measurement date. The time award vests based solely on the basis of the applicable executive’s continued employment through the last day of fiscal year 2011.

In the case of the executive’s termination by Jostens without cause due to the elimination of the executive’s position as a result of a restructuring or due to the executive’s permanent disability or death, in each case occurring after fiscal year 2010 and prior to any change in control, 100% of the executive’s time award will vest and all other unvested awards will be forfeited without payment therefor. In the case of the executive’s termination by Jostens without cause or by the executive for good reason or due to the executive’s permanent disability or death within two years following a change in control and prior to the last day of fiscal year 2011, 100% of the executive’s time award will vest and (i) 50% of the executive’s performance award will vest if such termination occurs on or before the last day of fiscal year 2010, or (ii) 100% of the executive’s performance award will vest if such termination occurs after the last day of fiscal year 2010 but prior to the last day of fiscal year 2011.

Visant and Other Subsidiaries.    The awards granted to executives of Visant and its subsidiaries (other than Jostens) are based on an 18-month incentive period, and performance awards vest based on achievement of a trailing twelve months’ EBITDA target measured as of the last day of the second fiscal quarter of 2011 and, in the case of a certain subset of our subsidiaries, a portion of the performance awards vest based on the achievement of certain other performance targets as of such measurement date, in any event subject to the executive’s continued employment through the applicable measurement date, provided that if the respective performance target is achieved as of the last day of fiscal year 2010 or the last day of the first fiscal quarter of 2011, the performance award applicable to such performance target will vest and become due and payable as of such earlier date. The time award vests solely on the basis of the executive’s continued employment through the last day of the second fiscal quarter of 2011.

In the case of an executive’s termination by us without cause or by the executive for good reason or due to the executive’s permanent disability or death within two years following a change in control and prior to the last day of the second fiscal quarter of 2011, 100% of the executive’s time award will vest. If such a termination occurred prior to September 30, 2010, 50% of the executive’s performance award would have become vested (regardless of whether the respective performance target(s) are met), but if the termination occurs after September 30, 2010, the executive will have the opportunity to become vested in either 50% or 100% of the performance award provided that an applicable portion of the respective EBITDA performance target has been achieved (measured as of the last day of the fiscal month ended closest to the date of the employee’s termination). If a minimum applicable portion of the EBITDA performance target is not achieved, the unvested performance award will be forfeited without payment therefor.

Subject to the applicable vesting conditions, awards are settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date (provided that following a change in control, the per share value of Class A Common Stock shall not be less than the price per share paid in respect of such common stock in the change in control) multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum as soon as practicable following the vesting event, and in any event not later than March 14th of the calendar year following the calendar year in which such vesting event occurred, provided that, for Messrs. Reisch and Carousso and Ms. Hlavaty, payment with respect to a time award which vests in the ordinary course as of the last day of the second fiscal quarter of 2011 will not be due and payable until March 14, 2012, provided further, however, that in the event of a change in control which occurs prior to the last day of the second fiscal quarter of 2011, payments of any such vested time awards to Messrs. Reisch and Carousso and Ms. Hlavaty will be due and payable as soon as practicable on the earlier of the date of the executive’s termination by us without cause, by the executive for good reason or due to a permanent disability or death following the change in control or the last day of the second fiscal quarter of 2011 (so long as the executive continues to be employed on that date), and in the event of a change in control which occurs after the last day of the second fiscal quarter of 2011, payments for any such vested time awards to Messrs. Reisch and Carousso and Ms. Hlavaty will be due and payable on the earlier of the date of such change in control or the date on which the time award would otherwise be payable.

The terms “change in control”, “cause” and “good reason” are as defined in the 2010 LTIP agreements.

Employment Agreements and Arrangements

Employment Arrangements with Marc L. Reisch

General.    Mr. Reisch’s employment agreement had an initial term ending on December 31, 2009. This agreement was most recently amended and restated in 2010 with a term in effect through December 31, 2010, and is automatically renewable thereafter for one year periods at the end of each renewal term unless either party provides written notice to the contrary, subject to earlier termination of his employment by either Mr. Reisch or by us pursuant to the terms of the agreement. The employment agreement currently contains the following terms, under which Mr. Reisch serves as the Chairman of our Board of Directors and our Chief Executive Officer and President.

Mr. Reisch’s agreement provides for the payment of an annual base salary of $950,000, subject to increase at the sole discretion of Holdco’s Board which shall at least annually review Mr. Reisch’s base salary, plus an annual cash bonus opportunity between zero and 187.5% of annual base salary, with a current target bonus opportunity of $1,187,500.

The employment agreement provides for our payment of all premiums on a life insurance policy having a death benefit equal to $10.0 million that will be payable to beneficiaries designated by Mr. Reisch. Mr. Reisch is subject to noncompetition and nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Reisch’s termination of employment. The employment agreement also includes a provision relating to the nondisclosure of confidential information.

Change in Control. Upon a change in control, the employment agreement (other than certain provisions which survive such a termination of the agreement) will automatically terminate, and Mr. Reisch will be entitled to receive a lump sum payment equal to $4,200,000 in cash. In addition, if Mr. Reisch’s employment is terminated for any reason at any time on or after a change in control and the termination of the employment agreement, Mr. Reisch will be entitled to receive (1) any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination and (2) so long as such date of termination occurs after fiscal year 2010 and such termination is not by us for cause, a lump sum payment equal to the pro-rated portion of the target annual cash bonus that Mr. Reisch may have been eligible to receive in respect of such fiscal year.

Termination by us for Cause or by Mr. Reisch without Good Reason. Under the employment agreement, termination for “cause” requires the affirmative vote of two-thirds of the members of our Board (or such higher percentage or procedures required under the 2004 Stockholders Agreement) and may be based on any of the following:

•	Mr. Reisch’s willful and continued failure to perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered to Mr. Reisch by us;

•	the willful or intentional engaging in conduct by Mr. Reisch that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates;

•	the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or

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

Under the employment agreement between us and Mr. Reisch, Mr. Reisch’s employment may be terminated by him for good reason. “Good reason” means:

•

a reduction in Mr. Reisch’s rate of base salary or annual incentive compensation opportunity (other than a general reduction in base salary or annual incentive compensation opportunities that affects all members of our senior management equally, which general reduction will only be implemented by our Board after consultation with Mr. Reisch);

•

a material reduction in Mr. Reisch’s duties and responsibilities, an adverse change in Mr. Reisch’s titles of chairman and chief executive officer or the assignment to Mr. Reisch of duties or responsibilities materially inconsistent with such titles; however, none of the foregoing will be deemed to occur by virtue of the removal of Mr. Reisch from the position of chairman of the board following the completion of a public offering of the Class A Common Stock meeting certain specified criteria; or

•	a transfer of Mr. Reisch’s primary workplace by more than 20 miles outside of Armonk, New York.

Notwithstanding the foregoing, “good reason” will not be deemed to exist unless Mr. Reisch provides us with written notice setting forth the event or circumstances giving rise to the good reason and we fail to cure such event or circumstance within 30 days following the date of such notice.

If Mr. Reisch’s employment were terminated by us for cause or by Mr. Reisch without good reason, he would be entitled to receive a lump sum payment, which includes the amount of any earned but unpaid base salary, earned but unpaid annual bonus for a previously completed fiscal year, and accrued and unpaid vacation pay as well as reimbursement for any unreimbursed business expenses, all as of the date of termination. In addition, Mr. Reisch would receive the supplemental retirement benefit described in the narrative following the Pension Benefits table and the transfer of the life insurance policy described under “—Employment Agreements and Arrangements—Employment Arrangements with Marc L. Reisch—General” such that Mr. Reisch may assume the policy at his own expense. Also, Mr. Reisch would receive any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination.

Termination by us without Cause or by Mr. Reisch for Good Reason. The employment agreement also provides that if Mr. Reisch is terminated by us without cause (which includes our nonrenewal of the agreement for any additional one-year period, as described above but excludes death or disability) or if he resigns for good reason, he will be entitled to receive, in addition to the amounts and benefits described above in connection with a termination by us for cause or by Mr. Reisch without good reason:

•

any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination;

•

(1) a lump sum payment equal to the prorated (based on the number of days in the applicable fiscal year in which Mr. Reisch was employed) annual bonus for the year of termination that he otherwise would have been entitled to receive had he remained employed, paid at such time such annual bonus would otherwise be payable, and (2) $4,200,000, payable in equal monthly installments over the 24-month period following the date of termination; and

•

(1) continued participation in welfare benefit plans (on the same terms in effect for active employees) until the earlier of two years after the date of termination and the date that Mr. Reisch becomes eligible for coverage under a comparable plan maintained by any subsequent employer, or (2) cash in an amount that allows him to purchase equivalent coverage for the same period.

Disability or Death. In the event that Mr. Reisch’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18-month period), Mr. Reisch (or his estate, as the case may be) will be entitled to receive, in addition to the amounts described above in connection with a termination by us for cause or by Mr. Reisch without good reason:

•

any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination; and

•

a lump sum payment equal to the prorated (based on the number of days in the applicable fiscal year in which Mr. Reisch was employed) portion of the annual bonus, if any, Mr. Reisch would have been entitled to receive for the year of termination, payable within 15 days after the date of termination.

Supplemental Retirement Benefits. The vested supplemental retirement benefits granted to Mr. Reisch are described in the narrative following the Pension Benefits table below.

Additional Post-Termination Medical Benefits. The post-termination medical benefits granted to Mr. Reisch are described in the narrative following the Pension Benefits table below.

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

Stock Options. All of Mr. Reisch’s stock options were vested prior to January 1, 2011, and therefore there would be no unvested options subject to acceleration in the event of a change in control.

Code Section 409A. Payments which Mr. Reisch may be entitled to under the employment agreement may be subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any acceleration or additional tax under Section 409A.

Employment Agreement with Timothy M. Larson

General.    Jostens entered into an employment agreement with Timothy M. Larson, effective as of January 7, 2008, on the following terms, under which he serves as the President and Chief Executive Officer of Jostens. Mr. Larson’s employment agreement has an initial term of five years and automatically extends for additional one-year periods at the end of the initial term and each renewal term, subject to earlier termination of his employment by either Mr. Larson or by Jostens pursuant to the terms of the agreement. Mr. Larson’s agreement initially provided for the payment of an annual base salary of not less than $650,000, subject to increase after June 2009 at the sole discretion of our Board of Directors which shall review Mr. Larson’s base salary on at least an annual basis, plus an annual cash bonus opportunity. Mr. Larson currently receives an annual base salary of $700,000, and his target bonus opportunity is 100% of his annual base salary. Mr. Larson also receives executive health benefits, reimbursement for financial counseling services (including financial planning, tax preparation, estate planning, and tax and investment planning software) in an aggregate amount not to exceed $1,500 annually and a monthly car allowance of $1,800. The agreement allows for certain payments and benefits upon termination without cause or for good reason, death, disability and a change in control.

Mr. Larson is subject to noncompetition and nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Larson’s termination of employment. The employment agreement also includes a provision relating to the nondisclosure of confidential information.

Termination by us for Cause or by Mr. Larson without Good Reason. Under the employment agreement between Visant, Jostens and Mr. Larson, termination by us for “cause” may be based on any of the following:

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

Stock Options. All of Mr. Larson’s stock options were vested prior to January 1, 2011, and therefore there would be no unvested options subject to acceleration in the event of a change in control.

Restricted Stock. Mr. Larson was granted 7,000 restricted shares on September 10, 2010, which will vest in full on the third anniversary of the grant assuming Mr. Larson’s continued employment through such date or such earlier date in the event of a change in control transaction or a termination of Mr. Larson’s employment by us without cause, by him for good reason or due to his death or permanent disability.

Code Section 409A. Payments which Mr. Larson may be entitled to under the employment agreement may be subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any acceleration or additional tax under Section 409A.

Change in Control Agreements

On May 10, 2007, we entered into a change in control severance agreement with each of Paul B. Carousso, Senior Vice President, Chief Financial Officer, and Marie D. Hlavaty, Senior Vice President, Chief Legal Officer and Secretary. The change in control agreements were effective for an initial term extending to December 31,

2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement, provided that the change in control agreements shall remain in effect for a period of two years following a change in control (as defined in the agreements) occurring during the term. The agreements allow for certain payments and benefits upon a change in control as described under “—Termination, Severance and Change of Control Arrangements—Arrangements with Paul B. Carousso and Marie D. Hlavaty”.

Outstanding Equity Awards at January 1, 2011

The following table presents information regarding unexercised stock options and unvested restricted stock, as well as units under the 2010 LTIP, as of January 1, 2011 by each named executive officer.

	Option Awards					Stock Awards			Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity- based Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (5)	Equity- based Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Marc L. Reisch	880	—	—	$30.09	1/20/2014	—		$—	—	—
	127,466	—	—	$39.07	10/4/2014	—		$—	—	—
	—	—	—	$—		—		$—	22,377	(6)

Paul B. Carousso	9,365	—	—	$39.07	3/17/2015	—		$—	—	—
	—	—	—	$—		—		$—	3,300	(6)

Marie D. Hlavaty	18,730	—	—	$39.07	3/17/2015	—		$—	—	—
	—	—	—	$—		—		$—	4,025	(6)

Timothy M. Larson	2,552	—	—	$30.09	1/20/2014	—		$—	—	—
	16,649	—	—	$39.07	12/31/2015	—		$—	—	—
	—	—	—	$—		—		$—	20,885	(6)
	—	—	—	$—		7,000	(3)	$756,700	—	—

(1)	Represents options that are vested and exercisable but not yet exercised.
(2)	There is no established public trading market for the Class A Common Stock, and, therefore, the exercise prices listed in this column represent the fair market value of a share of the Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, based on an independent third party valuation, as of the grant date of the option (in each case the original option exercise price was adjusted in April 2006 in connection with the special dividend paid on the Class A Common Stock).
(3)	The restricted stock will vest in full on September 10, 2013 subject to Mr. Larson’s continued service. The stock is subject to accelerated vesting in the event of certain termination of employment events, namely, a termination by us without cause, a termination by the executive with good reason, on the executive’s death or disability, or upon a change in control. The awards were made under our 2004 Plan, which is described under “—Equity-based Compensation” and the accelerated vesting provisions of the stock award are further described under “—Termination, Severance and Change of Control Arrangements”.
(4)	There is no established public trading market for the Class A Common Stock. For purposes of this column, the market value of shares that were not vested as of January 1, 2011 is calculated based on the fair market value of the Class A Common Stock of $108.10 per share as of January 1, 2011, as determined by the Compensation Committee of the Board of Directors under the 2004 Plan based on an independent third party valuation.
(5)	The amounts reported in this column represent the unit awards granted in 2010 underlying the 2010 LTIP.
(6)	The executive was granted a target award under the 2010 LTIP, based on a specified number of phantom share units, half of which are subject to vesting on the basis of meeting certain performance targets (and continued employment) and the other half of which are subject to vesting on the basis of time (and continued employment), regardless of whether the respective performance target(s) are met. Subject to the applicable vesting conditions, awards are settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s award has vested. A description of the 2010 LTIP unit award, including applicable measurement dates, vesting conditions and vesting in connection with a termination following a change in control, is included in “—Equity-based Incentive Plans”.

Option Exercises and Stock Vested in 2010

On January 15, 2010, the 600 and 1,000 shares of restricted Class A Common Stock previously granted to Mr. Carousso and Ms. Hlavaty, respectively, became vested in full and the aggregate dollar value realized upon such vesting was $120,660 and $201,100, respectively.

Mr. Larson was paid $1,588,218 in cash in 2010 in respect of his vested award under the 2008 LTIP.

Pension Benefits in 2010

The following table presents the present value of accumulated pension benefits as of January 1, 2011.

Pension Benefits

	Jostens Pension Plan (1)			Jostens ERISA Excess Plan			Supplemental Executive Retirement Plan (SERP)			Reisch Contractual Retirement Benefit
Name	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($) (2)	Payments During Last Fiscal Year ($)
Marc L. Reisch	6.2	$92,839	$—	6.2	$637,669	$—	6.2	$550,169	$—	N/A	$127,104	$—
Paul B. Carousso	6.2	$43,031	$—	6.2	$29,891	$—	6.2	$121,812	$—	N/A	N/A	N/A
Marie D. Hlavaty	6.2	$63,196	$—	6.2	$83,523	$—	6.2	$212,562	$—	N/A	N/A	N/A
Timothy M. Larson	16.3	$83,197	$—	16.3	$141,097	$—	7.0	$218,918	$—	N/A	N/A	N/A

N/A- Not applicable

(1)	Messrs. Reisch, Carousso, Larson and Ms. Hlavaty participate in Plan D (which was merged into Plan C on December 31, 2008).
(2)	The present value of accumulated benefits is determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements and is net of any benefit to be received under any other qualified or non-qualified retirement plans.

Jostens maintains a tax-qualified, non-contributory pension plan, Pension Plan D, which provides benefits for certain salaried employees. Plan D was merged into Pension Plan C on December 31, 2008, but the benefit formula remained the same after the merger. Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”). Benefits earned under the pension plan may exceed the level of benefits that may be paid from a tax-qualified plan under the Code. The Jostens ERISA Excess Plan pays the benefits that would have been provided from the pension plan but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the Code.

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

•

The formula to determine retirement income benefits prior to January 1, 2006 (the grandfathered benefit), was based on a participant’s highest average annual cash compensation (W-2 earnings, excluding certain long term incentives and certain taxable allowances such as moving allowance) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security covered compensation table in effect as of retirement. The grandfathered benefit formula is 0.85% of average annual salary up to Social Security covered compensation plus 1.50% of average annual salary in excess of Social Security covered compensation times years of benefit service (up to 35 maximum). Only those employees age 45 and over with more than 15 years of service as of December 31, 2005 are entitled to earn the grandfathered benefit formula for service after December 31, 2005. None of the named executive officers is eligible for the grandfathered benefit formula for service after December 31, 2005.

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

•

There is a cap on the maximum annual salary that can be used to calculate the benefit accrual allowable under the pension plan. Additional salary over the cap is used to calculate the accrued benefit under the Jostens ERISA Excess Plan. No more than $245,000 of salary could be recognized in 2010 under the pension plan and this limitation will increase periodically as established by the IRS.

We also maintain non-contributory unfunded supplemental retirement plans (SERPs) for certain named executive officers. Participants who retire after age 60 with at least seven calendar years of full-time employment service as an executive officer (as defined under the SERP) are eligible for a benefit equal to 1% of his/her base salary in effect at age 60, multiplied by the number of years in full-time employment as an executive officer, not to exceed 30 years. The result of the calculation is divided by 12 to arrive at a monthly benefit payment. Only service after age 30 and before age 60 is recognized under the SERP. If the employee’s employment is terminated for any reason other than death or total disability after reaching age 55 and completing seven years of full-time employment service as an executive officer, but before reaching age 60, the employee shall be entitled to an early retirement benefit in equal monthly installments during his/her remaining lifetime, equal to 1% of the employee’s base salary in effect at termination, multiplied by the employee’s years of full-time employment service, not to exceed 30 years. In the event of a change in control, a participant is deemed to have completed at least seven years of service as an executive officer. Notwithstanding the foregoing, Marc Reisch is entitled to a lump sum of his benefit under the SERP, as described below, under the terms of the 2010 supplemental executive retirement plan. The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

On May 17, 2010, Holdco and Jostens also entered into a 2010 supplemental executive retirement plan agreement with Mr. Reisch to provide for the vested supplemental retirement benefits originally granted under Mr. Reisch’s employment agreement. The benefits include the provision of certain post-termination medical benefits whereby Mr. Reisch and his eligible dependents are eligible for welfare benefits on equivalent terms as if Mr. Reisch had remained employed (either through continued participation in our medical insurance plans or through the purchase of a medical insurance program solely for the benefit of Mr. Reisch and his dependents). Coverage ends at the earlier of Mr. Reisch reaching age 65 or the date on which Mr. Reisch becomes eligible for comparable coverage from a subsequent employer, and in the case of his death, his then spouse is entitled to receive the post-retirement medical benefits until the date on which Mr. Reisch would, but for his death, have reached age 65.

In addition, Mr. Reisch is also entitled to payment in a lump sum of a retirement benefit, on the earlier of the date he achieves age 65 or a date that is within 90 days following the date of his death. The benefit was previously provided for under the employment agreement with Mr. Reisch and is vested. The benefit is equal to, generally, 10% of the average of Mr. Reisch’s (1) base salary and (2) annual bonuses (excluding any transaction, signing or other non-recurring special bonuses) payable over the five fiscal years ended prior to his termination, plus 2% of such average compensation (prorated for any partial years) earned for each additional year of service accruing after December 31, 2009, less the value of the benefits payable under the other qualified or non-qualified retirement plans.

Mr. Reisch’s supplemental retirement benefits described above and the non-contributory unfunded supplemental retirement plan maintained for Mr. Reisch pursuant to an amended and restated supplemental executive retirement agreement entered into in 2008 were funded under an irrevocable grantor trust on the last day of fiscal year 2010 (with such funding to be subject to true-up at least annually thereafter), the assets of which are to be used exclusively to pay benefits under these retirement plans for the benefit of Mr. Reisch. Upon reaching age 55 and satisfying certain service requirements, Mr. Reisch shall be entitled to a lump sum payment of the benefits under the SERP upon the earlier of his reaching age 60 and a date that is within 90 days following the date of his death or disability.

Nonqualified Deferred Compensation for 2010

None of the named executive officers receives any nonqualified deferred compensation.

Termination, Severance and Change of Control Arrangements

Post-termination Payments—Marc L. Reisch. The information below is provided to disclose hypothetical payments to Marc L. Reisch under various termination scenarios, assuming, in each situation, that Mr. Reisch was terminated on January 1, 2011 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Payments

Marc L. Reisch

	Voluntary Termination Without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination With Good Reason or Involuntary Termination Without Cause ($)		Termination in Connection with a Change in Control ($) (7)		Disability ($)	Death ($)
Severance	$—	$4,200,000	(5)	$4,200,000	(8)	$—	$—
Long-Term Incentive Award	$—	$—		$3,568,852	(9)	$—	$—
Stock Options	(3)	(3)		(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—		$—		$151,085	$1,009,049	(10)
Continuation of Welfare Benefits	$—	$27,691	(6)	$27,691	(6)	$—	$—
Additional Post-Termination Medical Benefits (2)	$64,998	$64,998		$64,998		$64,998	$45,074
Insurance	(4)	(4)		(4)		(4)	(4)

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan, the SERP and the additional supplemental retirement benefit under the employment arrangements with Mr. Reisch over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements).
(2)	Represents the present value of the additional post-termination retiree medical benefits under Mr. Reisch’s employment arrangements, determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements.
(3)

All outstanding options held by the executive are currently vested. In the event of a voluntary termination of employment by the executive without good reason or termination by us for cause, the executive’s ability to exercise vested options will cease immediately upon termination of employment. If termination of the executive’s employment is without cause or by the executive with good reason, then the executive will have 90 days after the date of termination to exercise vested options. We have discretion to terminate the exercisability of options effective on the date that we are merged or consolidated or all or substantially all of our assets or 80% or more of our stock is purchased, or similar corporate transaction occurs, so long as we provide the holder of outstanding options 10 days to exercise the options, make payment to the optionee in respect of termination of the options or provide the optionee with the opportunity to convert the outstanding options into new options or voting securities of the surviving entity. In the event of the executive’s death or disability, an executive’s vested options (i) may be exercised within one year after the date of death or disability and (ii) will be subject to a put, at the option of the executive or the executive’s estate, for purchase at the excess of the fair market value of a share of Class A Common Stock over the respective exercise price.

(4)	Assumes the $10 million life insurance policy is transferred to Mr. Reisch, with future premiums to be paid by Mr. Reisch.
(5)	Payable in 24 equal monthly installments.
(6)	The table reflects the 2011 monthly premium payable by us for medical, dental and vision benefits in which Mr. Reisch and his dependents participated at January 1, 2011, multiplied by 24 months.
(7)	Subject to certain notice and other requirements, Mr. Reisch would be entitled to an additional payment (a gross-up) in the event it shall be determined that any payment, benefit or distribution (or combination thereof) by us for his benefit (whether paid or payable or distributed or distributable pursuant to the terms of our employment agreement with Mr. Reisch, or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, restricted stock, or the lapse or termination of any restriction on the vesting or exercisability of any of the foregoing) would be subject to the excise tax imposed by Section 4999 of the Code by reason of being “contingent on a change in ownership or control” of us, within the meaning of Section 280G of the Code or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax. The payment would be in an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed with respect to those taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and the excise tax imposed upon the gross-up available to cause the imposition of such taxes to be avoided, Mr. Reisch retains an amount equal to the excise tax (including any interest and penalties) imposed. However, there may be certain statutory exemptions based on our being a privately held company that would avoid the imposition of the excise tax.
(8)	Upon a change in control, the employment agreement (other than certain provisions which survive such a termination of the agreement) will automatically terminate, and Mr. Reisch will be entitled to receive a lump sum payment equal to $4,200,000 in cash. In addition, if Mr. Reisch’s employment is terminated for any reason at any time on or after a change in control and the termination of the employment agreement, Mr. Reisch shall be entitled to receive (1) any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination and (2) so long as such termination is not by us for cause, a lump sum payment equal to the pro-rated portion of the target annual cash bonus that Mr. Reisch may have been eligible to receive in respect of such fiscal year.
(9)	Assumes a termination without cause, for good reason or due to death or disability has occurred within 24 months following a change in control. Value calculated is based on the sum of (i) $108.10 per share (the fair market value of a share of Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 1, 2011 based on an independent third party valuation) plus (ii) $104.55 per share (the aggregate per share distribution amount in connection with the Distributions), multiplied by the number of 2010 LTIP units vesting in connection with such termination following a change in control. 100% of the time-vesting award would vest; 50% of the performance-vesting award would vest and the amount payable in respect of the vested units would be paid as a lump sum as soon as practicable following the vesting event, and in any event not later than March 14, 2012. For more information, refer to “—Equity-based Incentive Plans”.
(10)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

Post-termination Payments—Timothy M. Larson. The employment agreement with Mr. Larson allows for certain payments and benefits upon termination, death, disability and a change in control as described under “—Employment Agreements and Arrangements—Employment Agreement with Timothy M. Larson”. The information below is provided to disclose hypothetical payments to Timothy M. Larson under various termination scenarios, assuming, in each situation, that Mr. Larson was terminated on January 1, 2011 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Timothy M. Larson

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)		Termination in Connection with a Change in Control ($)		Disability ($)		Death ($)
Severance	$—	$2,600,000	(5)	$2,600,000	(5)	$—		$—
Annual Incentive	$—	$260,000	(6)	$260,000	(6)	$260,000	(6)	$260,000	(6)
Long-term Incentive Award	$—	$—		$3,330,896	(7)	$—		$—
Stock Options	(4)	(4)		(4)		(4)		(4)
Restricted Stock (1)	$—	$756,700		$756,700		$756,700		$756,700
Incremental Pension Benefits (2)	$5,461	$5,461		$5,461		$870,526		$969,815	(8)
Continuation of Welfare Benefits (3)	$—	$27,691		$27,691		$—		$—

(1)	Represents $108.10 per share (the fair market value of a share of Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 1, 2011 based on an independent third party valuation) multiplied by the number of shares of restricted stock granted to Mr. Larson. Mr. Larson holds 7,000 shares of restricted stock that would vest upon a termination by us without cause, by Mr. Larson with good reason, upon a change in control (whether or not his employment is terminated) or upon his disability or death. If one of the foregoing events had occurred on January 1, 2011, Mr. Larson would have become fully vested in such stock.
(2)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(3)	The table reflects the 2011 monthly premium payable by us for medical, dental and vision benefits in which Mr. Larson and his dependents participated at January 1, 2011, multiplied by 24 months.
(4)	All outstanding options held by the executive are currently vested. In the event of a voluntary termination of employment by the executive without good reason or termination by us for cause, the executive’s ability to exercise vested options will cease immediately upon termination of employment. If termination of the executive’s employment is without cause or by the executive with good reason, then the executive will have 90 days after the date of termination to exercise vested options. We have discretion to terminate the exercisability of options effective on the date that we are merged or consolidated or all or substantially all of our assets or 80% or more of our stock is purchased, or similar corporate transaction occurs, so long as we provide the holder of outstanding options 10 days to exercise the options, make payment to the optionee in respect of termination of the options or provide the optionee with the opportunity to convert the outstanding options into new options or voting securities of the surviving entity. In the event of the executive’s death or disability, an executive’s vested options (i) may be exercised within one year after the date of death or disability and (ii) will be subject to a put, at the option of the executive or the executive’s estate, for purchase at the excess of the fair market value of a share of Class A Common Stock over the respective exercise price.

(5)	Payments due to Mr. Larson in connection with a termination without cause or for good reason following a change in control equal the sum of 24 months’ base salary at the rate in effect immediately prior to January 1, 2011 plus two times Mr. Larson’s target bonus for the year of termination, payable in 24 equal monthly installments.
(6)	Payable as a lump sum in connection with a termination without cause or for good reason or in the case of death or disability.
(7)	Assumes a termination without cause, for good reason or due to death or disability, has occurred within 24 months following a change in control. Value calculated is based on the sum of (i) $108.10 per share (the fair market value of a share of Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 1, 2011 based on an independent third party valuation) plus (ii) $104.55 per share (the aggregate per share distribution amount in connection with the Distributions), multiplied by the number of 2010 LTIP units vesting in connection with such termination following a change in control. 100% of the time-vesting award would vest; 50% of the performance-vesting award would vest and the amount payable in respect of the vested units would be paid as a lump sum as soon as practicable following the vesting event, and in any event not later than March 14, 2012. For more information, refer to “—Equity-based Incentive Plans”.
(8)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

Arrangements with Paul B. Carousso and Marie D. Hlavaty

Change in Control Severance Agreements. The change in control severance agreements between us and each of Paul B. Carousso, Senior Vice President, Chief Financial Officer, and Marie D. Hlavaty, Senior Vice President, Chief Legal Officer, provide for severance payments and benefits to the executive if, during the term of the agreement, his or her employment is terminated without cause or if the executive resigns with good reason within two years following a change in control. A “change in control” is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; or (3) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person, in each case if and only if any such event listed in (1) through (3) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The change in control agreements were effective for an initial term extending to December 31, 2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement, provided that the agreements shall remain in effect for a period of two years following a change in control during the term.

“Cause” is defined as: the executive’s willful and continued failure to perform his or her material duties which continues beyond ten days after a written demand for substantial performance is delivered to the executive by us; the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates; the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or a material breach by the executive of the change in control agreement or any other agreement, including engaging in any action in breach of restrictive covenants which continues beyond ten days after a written demand to cure the breach is delivered by us to the executive (to the extent that, in our Board’s reasonable judgment, the breach can be cured).

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

Stock Options. All of Mr. Carousso’s and Ms. Hlavaty’s stock options were vested prior to January 1, 2011 and therefore there would be no unvested options subject to acceleration in the event of a change in control.

Post-termination Payments—Paul B. Carousso. The information below is provided to disclose hypothetical payments to Paul Carousso under various termination scenarios based on contractual arrangements in place with Mr. Carousso, assuming, in each situation, that Mr. Carousso was terminated on January 1, 2011 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Paul B. Carousso

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$481,058	(4)	$—	$—
Long-term Incentive Award	$—	$—	$526,309	(5)	$—	$—
Stock Options	(3)	(3)	(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—	$—		$15,171	$461,599	(6)
Continuation of Health Benefits (2)	$—	$—	$14,228		$—	$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements).

(2)	The table reflects the 2011 monthly premium payable by us for group health benefits in which Mr. Carousso and his dependents participated at January 1, 2011, multiplied by 12 months less the then applicable employee contribution.
(3)	All outstanding options held by the executive are currently vested. In the event of a voluntary termination of employment by the executive without good reason or termination by us for cause, the executive’s ability to exercise vested options will cease immediately upon termination of employment. If termination of the executive’s employment is without cause or by the executive with good reason, then the executive will have 90 days after the date of termination to exercise vested options. We have discretion to terminate the exercisability of options effective on the date that we are merged or consolidated or all or substantially all of our assets or 80% or more of our stock is purchased, or similar corporate transaction occurs, so long as we provide the holder of outstanding options 10 days to exercise the options, make payment to the optionee in respect of termination of the options or provide the optionee with the opportunity to convert the outstanding options into new options or voting securities of the surviving entity. In the event of the executive’s death or disability, an executive’s vested options (i) may be exercised within one year after the date of death or disability and (ii) will be subject to a put, at the option of the executive or the executive’s estate, for purchase at the excess of the fair market value of a share of Class A Common Stock over the respective exercise price.
(4)	Payments due to Mr. Carousso in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Mr. Carousso’s annual base salary as of January 1, 2011 and (b) an amount equal to the average bonus rate paid to Mr. Carousso for the two years prior to termination multiplied by Mr. Carousso’s then current annual base salary, payable over 12 months in equal installments in accordance with our normal payroll practices.
(5)	Assumes a termination without cause, for good reason or due to death or disability has occurred within 24 months following a change in control. Value calculated is based on the sum of (i) $108.10 per share (the fair market value of a share of Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 1, 2011 based on an independent third party valuation) plus (ii) $104.55 per share (the aggregate per share distribution amount in connection with the Distributions), multiplied by the number of 2010 LTIP units vesting in connection with such termination following a change in control. 100% of the time-vesting award would vest; 50% of the performance-vesting award would vest and the amount payable in respect of the vested units would be paid as a lump sum as soon as practicable following the vesting event, and in any event not later than March 14, 2012. For more information, refer to “—Equity-based Incentive Plans”.
(6)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability (as defined in the SERP).

Post-termination Payments—Marie D. Hlavaty. The information below is provided to disclose hypothetical payments to Marie Hlavaty under various termination scenarios based on contractual arrangements in place with Ms. Hlavaty, assuming, in each situation, that Ms. Hlavaty was terminated on January 1, 2011 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Marie D. Hlavaty

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$584,060	(4)	$—	$—
Long-term Incentive Award	$—	$—	$641,937	(5)	$—	$—
Stock Options	(3)	(3)	(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—	$—		$25,744	$400,719	(6)
Continuation of Health Benefits (2)	$—	$—	$4,359		$—	$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements).
(2)	The table reflects the 2011 monthly premium payable by us for group health benefits in which Ms. Hlavaty participated at January 1, 2011, multiplied by 12 months less the then applicable employee contribution.
(3)	All outstanding options held by the executive are currently vested. In the event of a voluntary termination of employment by the executive without good reason or termination by us for cause, the executive’s ability to exercise vested options will cease immediately upon termination of employment. If termination of the executive’s employment is without cause or by the executive with good reason, then the executive will have 90 days after the date of termination to exercise vested options. We have discretion to terminate the exercisability of options effective on the date that we are merged or consolidated or all or substantially all of our assets or 80% or more of our stock is purchased, or similar corporate transaction occurs, so long as we provide the holder of outstanding options 10 days to exercise the options, make payment to the optionee in respect of termination of the options or provide the optionee with the opportunity to convert the outstanding options into new options or voting securities of the surviving entity. In the event of the executive’s death or disability, an executive’s vested options (i) may be exercised within one year after the date of death or disability and (ii) will be subject to a put, at the option of the executive or the executive’s estate, for purchase at the excess of the fair market value of a share of Class A Common Stock over the respective exercise price.
(4)	Payments due to Ms. Hlavaty in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Ms. Hlavaty’s annual base salary as of January 1, 2011 and (b) an amount equal to the average bonus rate paid to Ms. Hlavaty for the two years prior to termination multiplied by Ms. Hlavaty’s then current annual base salary, payable over 12 months in equal installments in accordance with our normal payroll practices.
(5)	Assumes a termination without cause, for good reason or due to death or disability has occurred within 24 months following a change in control. Value calculated is based on the sum of (i) $108.10 per share (the fair market value of a share of Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 1, 2011 based on an independent third party valuation) plus (ii) $104.55 per share (the aggregate per share distribution amount in connection with the Distributions), multiplied by the number of 2010 LTIP units vesting in connection with such termination following a change in control. 100% of the time-vesting award would vest; 50% of the performance-vesting award would vest and the amount payable in respect of the vested units would be paid as a lump sum as soon as practicable following the vesting event, and in any event not later than March 14, 2012. For more information, refer to “—Equity-based Incentive Plans”.

(6)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to her total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

Director Compensation

Other than George M.C. Fisher, our employee and non-employee directors are not eligible to receive any cash compensation for their service as our directors. Mr. Fisher’s services as a director are not incidental to his engagement by our Sponsors, and he receives an annual fee of $50,000 in cash in consideration of his services. We reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and Board committee meetings.

As of January 1, 2011, the Class A Common Stock options previously granted to our current directors were fully vested and exercisable. Such outstanding options are as follows with respect to the number of underlying shares of Class A Common Stock: each of Messrs. Navab and Olson—2,081 shares; and Messrs. Burgstahler, Pieper and Fisher—3,122 shares. The options expire following the tenth anniversary of the grant date and are generally subject to the other terms of the equity incentive program applicable to other participants, including certain restrictions on transfer and sale. These options were granted at a fair market value of $96.10401 per share (the exercise price was reduced in connection with the dividend paid by Holdco to its stockholders on April 4, 2006, to $39.07 per share).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of Holdco’s Class A Common Stock and Holdco’s Class C Common Stock (the “Class C Common Stock”) as of March 20, 2010 by (1) each person we believe owns beneficially more than five percent of Holdco’s outstanding common stock, (2) each of our directors, (3) each of our named executive officers and (4) all directors and current executive officers as a group.

	Class A Voting Common Stock		Class C Voting Common Stock
Holder	Shares (1)	Percent of Class	Shares (1)		Percent of Class
KKR and related funds (2)	2,664,356	44.7%	1	(3)	100.0%
DLJMBP III and related funds (4)	2,664,357	44.7%	—		—
David F. Burgstahler (4)(8)	3,122	*	—		—
Alexander Navab (2)(3)(8)	2,081	*	—		—
Tagar C. Olson (2)(3)(8)	2,081	*	—		—
Charles P. Pieper (4)(8)	3,122	*	—		—
George M.C. Fisher (2)(3)(5)(6)(8)	6,244	*	—		—
Susan C. Schnabel (4)	—	*	—		—
Marc L. Reisch (7)(8)(9)	175,170	2.9%	—		—
Marie D. Hlavaty (7)(8)	25,520	*	—		—
Paul B. Carousso (7)(8)	12,803	*	—		—
Timothy M. Larson (7)(8)(10)	26,222	*	—		—
Directors and executive officers (10 persons) as a group (2)(4)(5)(6)(7)(8)(9)(10)	256,365	4.2%	—		—

*	Indicates less than one percent.
(1)	The amounts and percentages of Holdco’s common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
(2)

Reflects 2,664,356 shares of the Class A Common Stock and one share of the Class C Common Stock held by Fusion Acquisition LLC. As the managing member of Fusion Acquisition LLC, KKR Millenium Fund L.P. may be deemed to be the beneficial owner of such securities held by Fusion Acquisition LLC. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of such securities held by Fusion Acquisition LLC. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC also may be deemed to be the beneficial owner of such securities held by Fusion Acquisition LLC. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may also be deemed to be the beneficial owner of the securities held by Fusion Acquisition LLC. As the designated members of KKR Management LLC, Henry R. Kravis and George R. Roberts may also be deemed to beneficially own the securities held by Fusion Acquisition LLC. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Each person, other than the record holder, disclaims beneficial ownership of the securities held by Fusion Acquisition LLC. Mr. George M.C. Fisher is a director of Holdco and Visant and is a senior advisor of KKR. Messrs. Alexander Navab and Tagar C. Olson are directors of Holdco and Visant and are executives of KKR and/or its affiliates. Messrs. Fisher, Navab and Olson disclaim beneficial ownership of the securities of Holdco held by Fusion Acquisition LLC. The address of the above holders is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(3)	The contribution agreement entered into in connection with the Transactions provided that KKR receive one share of the Class C Common Stock, which, together with its shares of the Class A Common Stock, provides KKR with approximately 49.2% of Holdco’s voting interest. Messrs Fisher, Navab and Olson disclaim beneficial ownership of these shares.
(4)	Includes 2,664,357 shares held by DLJMBP III, DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., all of which are private equity funds that form part of Credit Suisse’s Asset Management Division. The address for each of the foregoing is 11 Madison Avenue, New York, New York 10010, except that the address of the three “Offshore Partners” entities is c/o John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles. Each of Mr. Charles P. Pieper and Ms. Susan C. Schnabel is a director of Holdco and Visant and an employee of Credit Suisse’s Asset Management Division, of which DLJMBP III is a part, and does not have sole or shared voting or dispositive power over shares shown as held by DLJMBP III and related funds, and therefore, does not have beneficial ownership of such shares and disclaims beneficial ownership. The address for Mr. Pieper is 11 Madison Avenue, New York, NY 10010. The address for Ms. Schnabel is Credit Suisse, 2121 Avenue of the Stars, Suite 3000, Los Angeles, CA 90067. Mr. Burgstahler, the President of Avista Capital Partners and a former partner of DLJMBP III, was appointed by Credit Suisse to serve as a director of Holdco and Visant. Mr. Burgstahler disclaims beneficial ownership of any of the shares beneficially owned by DLJMBP III and related funds. The address for Mr. Burgstahler is c/o Avista Capital Partners, 65 East 55th Street, 18th Floor, New York, NY 10022.
(5)	Includes 3,122 shares held by the JBW Irrevocable Trust over which Mr. Fisher exercises no investment or voting control. Mr. Fisher disclaims beneficial ownership of these shares. A family trust, of which Mr. Fisher’s wife serves as trustee, also has an indirect interest through a limited partnership that is an affiliate of Fusion, in less than one percent (1%) of the Class A Common Stock.
(6)	The address for Mr. George Fisher is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.
(7)	The address for Mr. Reisch, Mr. Carousso and Ms. Hlavaty is c/o Visant Holding Corp., 357 Main Street, Armonk, New York 10504. The address for Mr. Larson is c/o Jostens, Inc., 3601 Minnesota Drive, Suite 400 Minneapolis, MN 55435.
(8)	Includes shares underlying stock options, which are all currently exercisable. Mr. Pieper has assigned the economic benefit of his options to DLJMBP III.
(9)	Includes 46,824 shares held by the Reisch Family LLC, of which Mr. Reisch is a member.
(10)	Includes 7,000 restricted shares granted to Mr. Larson on September 10, 2010, which will vest in full on the third anniversary of the grant assuming Mr. Larson’s continued employment through such date or such earlier date in the event of a change in control transaction or a termination of Mr. Larson’s employment by us without cause, by him for good reason or due to his death or permanent disability. The number of shares includes 7,021 shares held by the Larson Trust, of which Mr. Larson is a trustee.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans of Holdco as of January 1, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Plan	285,606	$47.08	116,036
2003 Plan	10,013	$30.09	288,010
Equity compensation plans not approved by security holders	—	—	—

Total	295,619	$46.64	404,046

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, Holdco entered into the 2004 Stockholders Agreement with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things:

•

the right of each of the Investor Entities to designate a certain number of directors to Holdco’s board of directors for so long as they hold a certain amount of Holdco’s common stock. Of the eight members of Holdco’s board of directors, KKR and DLJMBP III each has the right to designate four of Holdco’s directors (currently three KKR and three DLJMBP III designees serve on Holdco’s board) with our Chief Executive Officer and President, Marc L. Reisch, as chairman;

•

certain limitations on the transfer of Holdco’s common stock held by the Investor Entities for a period of four years after the completion of the Transactions, after which, if Holdco has not completed an initial public offering, any Investor Entity wishing to sell any of Holdco common stock held by it must first offer to sell such stock to Holdco and the other Investor Entities, provided that, if Holdco completes an initial public offering during the four years after the completion of the Transactions, any Investor Entity may sell pursuant to its registration rights as described below;

•	a consent right for the Investor Entities with respect to certain corporate actions;

•

the ability of the Investor Entities to “tag-along” their shares of Holdco’s common stock to sales by any other Investor Entity, and the ability of the Investor Entities to “drag-along” Holdco’s common stock held by the other Investor Entities under certain circumstances;

•	the right of the Investor Entities to purchase a pro rata portion of all or any part of any new securities offered by Holdco; and

•	a restriction on the ability of the Investor Entities and certain of their affiliates to own, operate or control a business that competes with Holdings, subject to certain exceptions.

Pursuant to the 2004 Stockholders Agreement, an aggregate transaction fee of $25.0 million was paid to the Sponsors upon the closing of the Transactions.

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $3.5 million for the year ended January 1, 2011 and $3.4 million for each of the years ended January 2, 2010 and January 3, 2009. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, Holdco entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco’s common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. We have retained KKR Capstone from time to time to provide certain of our businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within our businesses. We incurred approximately $0.4 million in fiscal 2010 for services provided by KKR Capstone. There were no services rendered or payments made for the year ended January 2, 2010. We paid approximately $0.5 million in 2008 for the services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

Certain of the lenders under the New Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

An affiliate of Credit Suisse Securities (USA) LLC acted as an agent and was a lender under the Old Credit Facilities and received a portion of the proceeds from the Refinancing. Affiliates of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC act as lenders and/or as agents under the New Credit Facilities and were initial purchasers of the New Senior Notes, for which they received and will receive customary fees and expenses and are indemnified by us against certain liabilities. Each of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC is an affiliate of one of the Sponsors.

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we may avail ourselves of the terms and conditions of the CoreTrust purchasing organization. In addition to other vendors we purchase from under the CoreTrust group purchasing program, beginning in 2010 we avail ourselves of a prescription drug benefit program and related services through the CoreTrust program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including Visant, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by us and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

We participate in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between us and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of our board of directors, is a director of First Data. Based on the applicable guidance, we record our portion of the profits from such “collaborative arrangement” as revenue. We are not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data is the “principal participant” in the “collaborative arrangement”. For the year ended January 1, 2011, the amount of revenue that we recognized through this arrangement was not material to our financial statements. We did not recognize any revenue through this arrangement for the year ended January 2, 2010.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant, Holdco, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMBP Funds”) and certain of the DLJMBP Funds’ co-investors entered into a stock purchase and stockholders’ agreement (the “Syndicate Stockholders Agreement”), pursuant to which the DLJMBP Funds sold to the co-investors shares of: (1) the Class A Common Stock, (2) Holdco’s Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) our 8% Senior Redeemable Preferred Stock, which has since been repurchased.

•	The Syndicate Stockholders Agreement contains provisions which, among other things:

•	restrict the ability of the syndicate stockholders to make certain transfers;

•	grant the co-investors certain board observation and information rights;

•	provide for certain tag-along and drag-along rights;

•

grant preemptive rights to the co-investors to purchase a pro rata share of any new shares of common stock issued by Holdco or Jostens to any of the DLJMBP Funds or their successors prior to an initial public offering; and

•	give the stockholders piggyback registration rights in the event of a public offering in which the DLJMBP Funds sell shares.

Management Stockholders Agreement

In July 2003, Holdco, the DLJMBP Funds and certain members of management entered into a stockholders’ agreement that contains certain provisions which, among other things:

•	restrict the ability of the management stockholders to transfer their shares;

•	provide for certain tag-along and drag-along rights;

•	provide certain call and put rights;

•

grant preemptive rights to the management stockholders to purchase a pro rata share of any new shares of common stock issued by Holdco or Jostens to any of the DLJMBP Funds or their successors prior to an initial public offering;

•	grant the DLJMBP Funds six demand registration rights; and

•	give the stockholders piggyback registration rights in the event of a public offering in which the DLJMBP Funds sell shares.

Other

For a description of the management stockholder’s agreements and sale participation agreements entered into with certain members of management in connection with the Transactions, see matters set forth under Item II. Executive Compensation.

Review and Approval of Transactions with Related Parties

Under its responsibilities set forth in its charter, our Audit Committee reviews and approves all related party transactions, as required by applicable law, rules or regulations or under our material indebtedness agreements and otherwise to the extent it deems necessary or appropriate. The 2004 Stockholders Agreement also requires the consent of the stockholders party thereto to certain related party transactions.

Under our Business Conduct and Ethics Principles, we require the disclosure by employees of situations or transactions that reasonably would be expected to give rise to a conflict of interest. Any such situation or transaction should be avoided unless specifically approved and appropriate controls provided for. The Business Conduct and Ethics Principles also provide that conflicts of interest may be waived for our directors, executive officers or other principal financial officers only by our Board of Directors or an appropriate committee of the Board.

Director Independence

We are not a listed issuer under the rules of the SEC. For purposes of disclosure under Item 407(a) of Regulation S-K, we use the definition of independence under the listing standards of the New York Stock Exchange. Under such definition, none of the members of our Board of Directors would be considered independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Deloitte & Touche LLP (“D&T”) has been engaged as our independent accountants since February 2005. During 2010, the aggregate audit fees billed to us by D&T were $1.6 million. During 2009, the aggregate audit fees billed to us by D&T were $1.5 million. In 2010 and 2009, such fees were for the integrated audits, including Sarbanes-Oxley internal control requirements, of Holdings’ and the Company’s annual consolidated financial statements and reviews of our quarterly consolidated financial statements.

Audit-Related Fees

During 2010 and 2009, the audit-related fees billed to us by D&T were $0.5 million and $0.2 million, respectively. During 2010, the fees primarily related to debt refinancing costs, acquisition costs and accounting services. During 2009, the fees primarily related to accounting services.

Tax Fees

During 2010 and 2009, the aggregate tax fees billed to us by D&T were $0.9 million and $0.4 million, respectively. These fees related to a variety of tax consulting services primarily related to acquisitions, certain tax planning and compliance matters.

All Other Fees

In 2010 and 2009, no fees were billed for products and services by D&T, other than as set forth above.

Audit Committee

The Audit Committee has the authority to appoint and retain, replace or terminate the independent auditor. The Audit Committee is directly responsible for the appointment, compensation, evaluation, retention and oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work. The Audit Committee has established policies and procedures for the approval or pre-approval of all auditing services and permitted non-audit services (including, without limitation, accounting services related to merger and acquisition transactions and related financing activities) to be performed for us by our independent auditor. The Audit Committee, as permitted by its pre-approval policy, from time to time delegates the approval of certain permitted services or amounts to be incurred for such service to a member of the Audit Committee. The Audit Committee then reviews the delegate’s approval decisions periodically and not less frequently than quarterly. The Audit Committee approved all audit, audit-related and tax services for us performed by D&T in 2010 and 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Financial Statements

(a)	Visant Holding Corp. and subsidiaries

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009

(iii)	Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009

(v)	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009

(b)	Visant Corporation and subsidiaries

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009

(iii)	Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009

(v)	Consolidated Statements of Changes in Stockholder’s (Deficit) Equity for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009

(c)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1(20)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, VHH Merger, Inc. and Von Hoffmann Holdings Inc.

2.2(8)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, AHC Merger, Inc. and AHC I Acquisition Corp.

2.3(9)	Contribution Agreement, dated as of July 21, 2004, between Visant Holding Corp. (f/k/a Jostens Holding Corp.) and Fusion Acquisition LLC.

2.4(2)	Amendment No. 1 to Contribution Agreement, dated as of September 30, 2004, between Visant Holding Corp. and Fusion Acquisition LLC.

2.5(16)	Stock Purchase Agreement, dated January 2, 2007, among Visant Corporation, Visant Holding Corp. and R.R. Donnelley & Sons Company.

2.6(19)	Agreement and Plan of Merger, dated as of February 11, 2008, by and among Visant Corporation, Coyote Holdco Acquisition Company LLC, Phoenix Color Corp., Louis LaSorsa, as stockholders’ representative and the stockholders signatory thereto.

3.1(2)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.)

3.2(14)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(14)	Certificate of Incorporation of Visant Secondary Holdings Corp. (f/k/a Jostens Secondary Holding Corp.).

3.5(14)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.6(14)	By-Laws of Visant Secondary Holding Corp.

3.7(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.)

3.8(14)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.9(4)	By-Laws of Visant Corporation.

3.10(13)	Form of Amended and Restated Articles of Incorporation of Jostens, Inc.

3.11(29)	By-Laws of Jostens, Inc.

3.12(29)	Certificate of Formation of The Lehigh Press LLC.

3.13(29)	Limited Liability Company Agreement of The Lehigh Press LLC.

3.14(6)	Certificate of Amendment of Amended and Restated and Certificate of Incorporation of AKI, Inc. (f/k/a Arcade Marketing, Inc.).

3.15(7)	By-Laws of AKI, Inc.

3.16(29)	Certificate of Formation of Dixon Direct LLC.

3.17(29)	Limited Liability Company Agreement of Dixon Direct LLC.

3.18(17)	Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of Neff Holding Company.
3.19(17)	By-Laws of Neff Holding Company.

Exhibit No.	Exhibit Description
3.20(17)	Amended Articles of Incorporation of Neff Motivation, Inc.

3.21(17)	Amended Code of Regulations of Neff Motivation, Inc.

3.22(21)	Certificate of Formation of Memory Book Acquisition Company LLC.

3.23(21)	Limited Liability Company Agreement of Memory Book Acquisition Company LLC.

3.24(21)	Certificate of Incorporation of PCC Express, Inc.

3.25(21)	By-Laws of PCC Express, Inc.

3.26(21)	Certificate of Incorporation of Phoenix Color Corp. (f/k/a Phoenix Merger Corp.)

3.27(21)	Amended and Restated By-Laws of Phoenix Color Corp.

3.28(21)	Articles of Organization of Phoenix (Md.) Realty, LLC.

3.29(21)	Operating Agreement of Phoenix (Md.) Realty, LLC.

3.30(26)	Articles of Amendment to the Articles of Incorporation and Articles of Incorporation of Rock Creek Athletics, Inc.

3.31(26)	By-Laws of Rock Creek Athletics, Inc.

4.1(27)	Indenture, dated September 22, 2010, among Visant Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee.

4.2(27)	Exchange and Registration Rights Agreement, dated September 22, 2010, among Visant Corporation, the guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and KKR Capital Markets LLC.

4.3(2)	Registration Rights Agreement, dated as of October 4, 2004, between Visant Holding Corp. and the Stockholders named therein.

10.1(27)	Credit Agreement, dated as of September 22, 2010, among Visant Corporation, as Borrower, Jostens Canada Ltd., as Canadian Borrower, Visant Secondary Holdings Corp., as Guarantor, Credit Suisse AG, as Administrative Agent, Credit Suisse AG Toronto Branch, as Canadian Administrative Agent, Credit Suisse Securities (USA) LLC, as Joint Lead Arranger and Joint Bookrunner, Goldman Sachs Lending Partners LLC, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Banc of America Securities LLC, Barclays Capital, Deutsche Bank Securities Inc. and KKR Capital Markets LLC, as Co-Arrangers and Joint Bookrunners, Banc of America Securities LLC, Barclays Bank plc, Deutsche Bank AG New York Branch and KKR Capital Markets LLC, as Co-Documentation Agents, and certain other lending institutions from time to time parties thereto.

10.2(10)	Stock Purchase and Stockholders’ Agreement, dated as of September 3, 2003, among Visant Holding Corp., Visant Corporation and the stockholders party thereto.

10.3(12)	Stock Purchase Agreement among Von Hoffmann Corporation, The Lehigh Press, Inc. and the shareholders of The Lehigh Press Inc., dated September 5, 2003.

10.4(11)	Jostens, Inc. Executive Severance Pay Plan-2003 Revision, effective February 26, 2003.*

10.5(5)	Management Stock Incentive Plan established by Jostens, Inc., dated as of May 10, 2000.*

10.6(1)	Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of January 6, 2005.*
10.7(28)	Second Amended and Restated Employment Agreement, dated as of May 17, 2010, between Visant Holding Corp., Jostens, Inc. and Marc L. Reisch.*

Exhibit No.	Exhibit Description
10.8(28)	Marc L. Reisch 2010 Supplemental Executive Retirement Plan, dated May 17, 2010.*

10.9(28)	Marc L. Reisch 2010 Supplemental Executive Retirement Plan Form of Trust Agreement.*

10.10(2)	Management Stockholder’s Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.11(2)	Restricted Stock Award Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.12(2)	Sale Participation Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.13(2)	Stock Option Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.14(1)	Stockholders Agreement, dated as of October 4, 2004, among Visant Holding Corp. and the stockholders named therein.

10.15(2)	Transaction and Monitoring Agreement, dated as of October 4, 2004, between Visant Holding Corp., Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking III, Inc.

10.16(14)	Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of March 14, 2005.*

10.17(14)	Form of Management Stockholder’s Agreement.*

10.18(14)	Form of Sale Participation Agreement.*

10.19(14)	Form of Visant Holding Corp. Stock Option Agreement.*

10.20(14)	Form of Jostens, Inc. Stock Option Agreement.*

10.21(15)	Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated March 22, 2006.*

10.22(11)	Jostens Holding Corp. 2003 Stock Incentive Plan, effective October 30, 2003.*

10.23(25)	Form of Amended and Restated Agreement entered into with respect to Executive Supplemental Retirement Plan.*

10.24(18)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Paul B. Carousso.*

10.25(18)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Marie D. Hlavaty.*

10.26(22)	Employment Agreement dated as of January 7, 2008 by and among Visant Corporation, Jostens, Inc. and Timothy Larson.*

10.27(24)	Award Letter to Timothy M. Larson, dated as of April 1, 2008.*

10.28(24)	Form of Restricted Stock Award Agreement.*

10.29(23)	Form of 2008 Long-Term Incentive Award Letter.*

10.30(26)	Form of 2010 Long-Term Incentive Award Letter.*

10.31(26)	Form of 2010 Jostens, Inc. Long-Term Incentive Award Letter.*
10.32(26)	Amendment to the Jostens Holding Corp. 2003 Stock Incentive Plan.*

10.33(30)	Amendment No. 1 dated as of March 1, 2011 to the Credit Agreement dated as of September 22, 2010, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holdings Corp., the lending institutions from time to time party thereto, Credit Suisse AG, as Administrative Agent, and Credit Suisse AG, Toronto Branch, as Canadian Administrative Agent.

Exhibit No.	Exhibit Description
12.1(31)	Computation of Ratio of Earnings to Fixed Charges.

14.1(31)	Visant Holding Corp. and Subsidiaries Business Conduct and Ethics Principles.

21(31)	Subsidiaries of Visant Holding Corp.

31.1(31)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2(31)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1(31)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2(31)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment No. 2 to Form S-4/A (file no. 333-112055), filed on February 14, 2005.
(2)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-4/A (file no. 333-112055), filed on November 12, 2004.
(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.
(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.
(5)	Incorporated by reference to Jostens, Inc.’s Form S-4 (file no. 333-45006), filed on September 1, 2000.
(6)	Incorporated by reference to AKI, Inc.’s Form S-4/A (file no. 333-60989), filed on November 13, 1998.
(7)	Incorporated by reference to AKI, Inc.’s Form S-4 (file no. 333-60989), filed on August 7, 1998.
(8)	Incorporated by reference to AKI, Inc.’s Form 10-K, filed on September 1, 2004.
(9)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on August 17, 2004.
(10)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 28, 2004.
(11)	Incorporated by reference to Jostens, Inc.’s Form 10-K, filed on April 1, 2004.
(12)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q, filed on November 10, 2003.
(13)	Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on November 12, 2003.
(14)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(15)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on March 30, 2006.
(16)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on January 5, 2007.
(17)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-142678), filed on May 7, 2007.
(18)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on May 14, 2007.
(19)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on February 15, 2008.
(20)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q/A, filed on August 12, 2004.
(21)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-151052), filed on May 20, 2008.
(22)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on March 26, 2008.
(23)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on November 12, 2008.
(24)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-1/A (file no. 333-142680), filed on May 20, 2008.
(25)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2009.
(26)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2010.
(27)	Incorporated by reference to Visant Corporation’s Form 8-K, filed September 27, 2010.
(28)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed May 18, 2010.
(29)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-171061), filed on December 9, 2010.
(30)	Incorporated by reference to Visant Corporation’s Form 8-K, filed March 1, 2011.
(31)	Filed herewith.
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISANT CORPORATION

Date: April 1, 2011	/S/ MARC L. REISCH
Marc L. Reisch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signature	Title

Date: April 1, 2011	/s/ MARC L. REISCH Marc L. Reisch	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2011	/s/ PAUL B. CAROUSSO Paul B. Carousso	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 1, 2011	/s/ DAVID F. BURGSTAHLER David F. Burgstahler	Director

Date: April 1, 2011	/s/ GEORGE M.C. FISHER George M.C. Fisher	Director

Date: April 1, 2011	Alexander Navab	Director

Date: April 1, 2011	/s/ TAGAR C. OLSON Tagar C. Olson	Director

Date: April 1, 2011	/s/ CHARLES P. PIEPER Charles P. Pieper	Director

Date: April 1, 2011	Susan C. Schnabel	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Holding Corp.

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Holding Corp. and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 1, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Holding Corp. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/x/Deloitte & Touche LLP

New York, New York

April 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Holding Corp.

Armonk, New York

We have audited the internal control over financial reporting of Visant Holding Corp. and subsidiaries (the “Company”) as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 1, 2011 of the Company and our report dated April 1, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/x/Deloitte & Touche LLP

New York, NY

April 1, 2011

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	2010	2009	2008
Net sales	$1,240,887	$1,255,325	$1,365,560
Cost of products sold	576,850	588,783	675,801

Gross profit	664,037	666,542	689,759
Selling and administrative expenses	461,302	452,893	472,097
Loss (gain) on disposal of fixed assets	269	(1,405)	958
Special charges	4,720	14,486	14,433

Operating income	197,746	200,568	202,271
Interest income	(158)	(233)	(900)
Interest expense	133,476	113,591	126,151
Loss on repurchase and redemption of debt	37,680	—	—

Income before income taxes	26,748	87,210	77,020
Provision for income taxes	14,356	33,418	30,704

Net income	$12,392	$53,792	$46,316

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2010	2009
ASSETS
Cash and cash equivalents	$60,995	$113,330
Accounts receivable, net	112,240	113,274
Inventories	102,446	102,749
Salespersons overdrafts, net of allowance of $11,467 and $8,737, respectively	30,619	28,518
Income tax receivable	3,455	2,645
Prepaid expenses and other current assets	18,302	18,242
Deferred income taxes	50,705	14,521

Total current assets	378,762	393,279

Property, plant and equipment	477,746	441,985
Less accumulated depreciation	(263,295)	(231,153)

Property, plant and equipment, net	214,451	210,832
Goodwill	1,008,499	1,004,317
Intangibles, net	503,809	550,630
Deferred financing costs, net	50,174	20,053
Deferred income taxes	2,690	—
Other assets	13,789	13,732
Prepaid pension costs	5,712	4,855

Total assets	$2,177,886	$2,197,698

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Short-term borrowings	$—	$196
Accounts payable	51,730	48,017
Accrued employee compensation and related taxes	30,848	42,555
Commissions payable	21,965	21,956
Customer deposits	183,308	183,975
Income taxes payable	891	628
Current portion of long-term debt and capital leases	16,260	1,862
Interest payable	37,914	15,122
Other accrued liabilities	32,344	29,476

Total current liabilities	375,260	343,787

Long-term debt and capital leases—less current maturities	1,972,469	1,421,631
Deferred income taxes	181,680	150,352
Pension liabilities, net	53,673	55,755
Other noncurrent liabilities	43,338	40,870

Total liabilities	2,626,420	2,012,395

Mezzanine equity	8,679	9,147

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,967,265 and 5,964,690 at January 1, 2011 and January 2, 2010, respectively
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at January 1, 2011 and January 2, 2010
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at January 1, 2011 and January 2, 2010	60	60
Additional paid-in-capital	9,559	173,568
Accumulated (deficit) earnings	(432,107)	33,813
Treasury stock	(5,129)	(4,138)
Accumulated other comprehensive loss	(29,596)	(27,147)

Total stockholders’ (deficit) equity	(457,213)	176,156

Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$2,177,886	$2,197,698

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2010	2009	2008
Net income	$12,392	$53,792	$46,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,986	43,999	44,320
Amortization of intangible assets	57,098	57,944	58,033
Amortization of debt discount, premium and deferred financing costs	8,835	7,848	29,120
Other amortization	496	602	665
Deferred income taxes	6,666	(5,243)	1,768
Loss on repurchase and redemption of debt	37,680	—	—
Loss (gain) on disposal of fixed assets	269	(1,405)	958
Stock-based compensation	13,447	1,277	8,054
Excess tax benefit from share-based arrangements	(53)	(2,909)	(621)
Loss on asset impairments	198	6,036	2,680
Other	(700)	1,212	3,136
Changes in assets and liabilities:
Accounts receivable	2,967	26,348	12,765
Inventories	1,813	2,969	3,651
Salespersons overdrafts	(2,063)	(315)	492
Prepaid expenses and other current assets	(819)	3,574	(382)
Accounts payable and accrued expenses	(12,889)	(953)	(164)
Customer deposits	(1,000)	(956)	94
Commissions payable	(59)	(966)	(511)
Income taxes payable/ receivable	(651)	5,360	3,567
Interest payable	22,792	490	2,359
Other	(17,149)	(22,074)	(10,434)

Net cash provided by operating activities	176,256	176,630	205,866

Purchases of property, plant and equipment	(50,223)	(46,138)	(52,352)
Proceeds from sale of property and equipment	751	3,491	1,791
Acquisition of businesses, net of cash acquired	(9,896)	(869)	(221,600)
Additions to intangibles	(1,039)	(917)	(1,799)
Other investing activities, net	9	—	(341)

Net cash used in investing activities	(60,398)	(44,433)	(274,301)

Net decrease in book overdrafts	—	—	(941)
Short-term borrowings	329,400	—	136,286
Short-term repayments	(329,400)	(135,931)	—
Repurchase of common stock and payments for stock-based awards	(1,017)	(9,453)	(8,426)
Repayment of long-term debt and capital lease obligations	(1,443,214)	(78)	—
Proceeds from issuance of long-term debt and capital leases	1,983,234	8,394	—
Proceeds from issuance of common stock	30	—	—
Excess tax benefit from share-based arrangements	53	2,909	621
Dividends	(654,741)	—	—
Debt financing costs and related expenses	(52,262)	(2,784)	—

Net cash (used in) provided by financing activities	(167,917)	(136,943)	127,540

Effect of exchange rate changes on cash and cash equivalents	(276)	(197)	(542)

(Decrease) increase in cash and cash equivalents	(52,335)	(4,943)	58,563
Cash and cash equivalents, beginning of period	113,330	118,273	59,710

Cash and cash equivalents, end of period	$60,995	$113,330	$118,273

Supplemental information:
Interest paid	$101,704	$105,087	$93,889
Income taxes paid, net of refunds	$7,964	$33,040	$24,026

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common shares		Additional paid-in- capital	Treasury Stock	Accumulated (deficit) earnings	Accumulated other comprehensive income (loss)	Total
In thousands	Number	Amount
Balance -December 29, 2007	5,976	$60	$175,894	$(238)	$(67,013)	$33,406	$142,109

Net income					46,316		46,316
Cumulative translation adjustment						2,779	2,779
Repurchase of treasury stock	(4)			(1,080)			(1,080)
Reissuance of treasury stock for net share settlement of common stock	4		(1,496)	982			(514)
Tax benefit of stock-based compensation expense			621				621
Minimum pension liability, net						29	29
Pension and other postretirement benefit adjustments						(61,771)	(61,771)

Comprehensive income							(13,620)
Reclass to mezzanine equity			(56)				(56)
Recognition of measurement date change for defined benefit plans					718		718
Issuance of common stock	3						—
Stock-based compensation expense			616				616

Balance—January 3, 2009	5,979	$60	$175,579	$(336)	$(19,979)	$(25,557)	$129,767

Net income					53,792		53,792
Cumulative translation adjustment						1,078	1,078
Repurchase of treasury stock	(35)			(7,048)			(7,048)
Reissuance of treasury stock for net share settlement of common stock	15		(6,133)	3,246			(2,887)
Tax benefit of stock-based compensation expense			2,909				2,909
Pension and other postretirement benefit adjustments						(2,668)	(2,668)

Comprehensive income							45,176
Reclass from mezzanine equity			677				677
Issuance of common stock	6						—
Stock-based compensation expense			536				536

Balance—January 2, 2010	5,965	$60	$173,568	$(4,138)	$33,813	$(27,147)	$176,156

Net income					12,392		12,392
Cumulative translation adjustment						(227)	(227)
Repurchase of treasury stock	(5)			(991)			(991)
Tax benefit of stock-based compensation expense			53				53
Pension and other postretirement benefit adjustments						(2,222)	(2,222)

Comprehensive income							9,005
Dividends to shareholders			(176,429)		(478,312)		(654,741)
Tax benefit of dividend distribution			11,708				11,708
Reclass from mezzanine equity and net share settlements			588				588
Issuance of common stock	7		30				30
Cancellation of options			(13)				(13)
Stock-based compensation expense			54				54

Balance—January 1, 2011	5,967	$60	$9,559	$(5,129)	$(432,107)	$(29,596)	$(457,213)

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Corporation

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Corporation and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows for each of the three years in the period ended January 1, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Corporation and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/x/Deloitte & Touche LLP

New York, New York

April 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Corporation

Armonk, New York

We have audited the internal control over financial reporting of Visant Corporation and subsidiaries (the “Company”) as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 1, 2011 of the Company and our report dated April 1, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/x/Deloitte & Touche LLP

New York, NY

April 1, 2011

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	2010	2009	2008
Net sales	$1,240,887	$1,255,325	$1,365,560
Cost of products sold	576,850	588,783	675,801

Gross profit	664,037	666,542	689,759
Selling and administrative expenses	461,227	451,303	463,563
Loss (gain) on disposal of fixed assets	269	(1,405)	958
Special charges	4,720	14,486	14,433

Operating income	197,821	202,158	210,805
Interest income	(158)	(233)	(897)
Interest expense	91,451	55,522	70,007
Loss on repurchase and redemption of debt	9,693	—	—

Income before income taxes	96,835	146,869	141,695
Provision for income taxes	40,668	56,209	54,647

Net income	$56,167	$90,660	$87,048

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2010	2009
ASSETS
Cash and cash equivalents	$60,197	$113,093
Accounts receivable, net	112,240	113,274
Inventories	102,446	102,749
Salespersons overdrafts, net of allowance of $11,467 and $8,737, respectively	30,619	28,518
Prepaid expenses and other current assets	18,295	18,242
Deferred income taxes	21,054	14,521

Total current assets	344,851	390,397

Property, plant and equipment	477,746	441,985
Less accumulated depreciation	(263,295)	(231,153)

Property, plant and equipment, net	214,451	210,832
Goodwill	1,008,499	1,004,317
Intangibles, net	503,809	550,630
Deferred financing costs, net	50,174	12,484
Deferred income taxes	2,690	—
Other assets	13,789	13,732
Prepaid pension costs	5,712	4,855

Total assets	$2,143,975	$2,187,247

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S (DEFICIT) EQUITY
Short-term borrowings	$—	$196
Accounts payable	51,728	48,017
Accrued employee compensation and related taxes	30,848	42,555
Commissions payable	21,965	21,956
Customer deposits	183,308	183,975
Income taxes payable	29,277	1,643
Interest payable	37,914	10,458
Current portion of long-term debt and capital leases	16,260	1,862
Other accrued liabilities	32,344	29,471

Total current liabilities	403,644	340,133

Long-term debt and capital leases—less current maturities	1,972,469	824,431
Deferred income taxes	181,680	188,035
Pension liabilities, net	53,673	55,755
Other noncurrent liabilities	42,521	39,091

Total liabilities	2,653,987	1,447,445

Mezzanine equity	145	—

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at January 1, 2011 and January 2, 2010	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at January 1, 2011 and January 2, 2010	—	—
Additional paid-in-capital	54	570,180
Accumulated (deficit) earnings	(480,615)	196,769
Accumulated other comprehensive loss	(29,596)	(27,147)

Total stockholder’s (deficit) equity	(510,157)	739,802

Total liabilities, mezzanine equity and stockholder’s (deficit) equity	$2,143,975	$2,187,247

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2010	2009	2008
Net income	$56,167	$90,660	$87,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,986	43,999	44,320
Amortization of intangible assets	57,098	57,944	58,033
Amortization of debt discount, premium and deferred financing costs	7,437	5,914	5,636
Other amortization	496	602	665
Deferred income taxes	(13,122)	(4,284)	10,191
Loss on repurchase and redemption of debt	9,693	—	—
Loss (gain) on disposal of fixed assets	269	(1,405)	958
Stock-based compensation	13,447	—	—
Loss on asset impairments	198	6,036	2,680
Other	(700)	1,212	3,136
Changes in assets and liabilities:
Accounts receivable	2,967	26,348	12,765
Inventories	1,813	2,969	3,651
Salespersons overdrafts	(2,063)	(315)	492
Prepaid expenses and other current assets	(812)	3,574	(382)
Accounts payable and accrued expenses	(12,891)	(953)	(164)
Customer deposits	(1,000)	(956)	94
Commissions payable	(59)	(966)	(511)
Income taxes payable	27,530	(1,604)	2,596
Interest payable	27,456	346	331
Other	(16,175)	(22,031)	(10,358)

Net cash provided by operating activities	204,735	207,090	221,181

Purchases of property, plant and equipment	(50,223)	(46,138)	(52,352)
Proceeds from sale of property and equipment	751	3,491	1,791
Acquisition of businesses, net of cash acquired	(9,896)	(869)	(221,600)
Additions to intangibles	(1,039)	(917)	(1,799)
Other investing activities, net	9	—	(341)

Net cash used in investing activities	(60,398)	(44,433)	(274,301)

Net decrease in book overdrafts	—	—	(941)
Short-term borrowings	329,400	—	136,286
Short-term repayments	(329,400)	(135,931)	—
Repayment of long-term debt and capital lease obligations	(824,198)	(78)	—
Proceeds from issuance of long-term debt and capital leases	1,983,234	8,394	—
Distribution to stockholder	(1,303,731)	(36,569)	(23,224)
Debt financing costs and related expenses	(52,262)	(2,784)	—

Net cash (used in) provided by financing activities	(196,957)	(166,968)	112,121

Effect of exchange rate changes on cash and cash equivalents	(276)	(197)	(542)

(Decrease) increase in cash and cash equivalents	(52,896)	(4,508)	58,459
Cash and cash equivalents, beginning of period	113,093	117,601	59,142

Cash and cash equivalents, end of period	$60,197	$113,093	$117,601

Supplemental information:
Interest paid	$56,418	$49,124	$62,264
Income taxes paid, net of refunds	$9,868	$33,040	$30,755

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

	Common shares		Additional paid-in- capital	Accumulated (deficit) earnings	Accumulated other comprehensive income (loss)	Total
In thousands	Number	Amount
Balance—December 29, 2007	1	$—	$629,973	$18,343	$33,406	$681,722

Net income				87,048		87,048
Cumulative translation adjustment					2,779	2,779
Minimum pension liability, net					29	29
Pension and other postretirement benefit adjustments					(61,771)	(61,771)

Comprehensive income						28,085
Recognition of measurement date change for defined benefit plans				718		718
Distribution to Visant Holding Corp.			(23,224)			(23,224)

Balance—January 3, 2009	1	$—	$606,749	$106,109	$(25,557)	$687,301

Net income				90,660		90,660
Cumulative translation adjustment					1,078	1,078
Pension and other postretirement benefit adjustments					(2,668)	(2,668)

Comprehensive income						89,070
Distribution to Visant Holding Corp.			(36,569)			(36,569)

Balance—January 2, 2010	1	$—	$570,180	$196,769	$(27,147)	$739,802

Net income				56,167		56,167
Cumulative translation adjustment					(227)	(227)
Pension and other postretirement benefit adjustments					(2,222)	(2,222)

Comprehensive income						53,718
Stock-based compensation			54			54
Dividends to shareholder				(733,551)		(733,551)
Distribution to Visant Holding Corp.			(570,180)			(570,180)

Balance—January 1, 2011	1	$—	$54	$(480,615)	$(29,596)	$(510,157)

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Description of Business

Holdings (defined below) is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. Holdings sells products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, the availability of school funding, product and service offerings and quality and price.

Basis of Presentation

The consolidated financial statements included herein are:

•	Visant Holding Corp. (“Holdco”) and its wholly-owned subsidiaries (collectively, “Holdings”) which includes Visant Corporation (“Visant” or the “Company”); and

•	Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant and those of Holdings, other than on a historical basis for stock compensation expense, interest expense and the related income tax effect of certain indebtedness of Holdco for periods prior to July 3, 2010.

All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Holdings’ fiscal year ends on the Saturday closest to December 31st and as a result, a 53rd week is added approximately every sixth year. Holdings’ 2010 fiscal year ended on January 1, 2011. Fiscal 2010 and 2009 consisted of 52 weeks, and the Holdings’ 2008 fiscal year included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates.

Revenue Recognition

Holdings recognizes revenue when the earnings process is complete, evidenced by an agreement with the respective customer, delivery and acceptance has occurred, collectability is probable and pricing is fixed or determinable. Revenue is recognized (1) when products are shipped (if shipped free on board “FOB” shipping point), (2) when products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and Holdings has no further performance obligations.

Cost of Products Sold

Cost of products sold primarily includes the cost of paper and other materials, direct and indirect labor and related benefit costs, depreciation of production assets and shipping and handling costs.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Advertising

Holdings expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $7.8 million for 2010, $5.5 million for 2009 and $6.3 million for 2008.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in other comprehensive income (loss).

Supplier Concentration

Jostens purchases substantially all precious, semi-precious and synthetic stones from a single supplier located in Germany. Arcade’s products utilize specific grades of paper and foil laminates for which it relies on limited suppliers with whom it does not have written supply agreements in place.

Derivative Financial Instruments

Holdings recognizes all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion, if any, of a derivative’s change in fair value is recognized in earnings in the current period. The Company had $0.3 million of foreign currency forward contracts outstanding for the fiscal year ended January 1, 2011. The Company did not enter into such transactions for the fiscal years ended January 2, 2010 and January 3, 2009. Refer to Note 11, Derivative Financial Instruments and Hedging Activities, for further details.

Stock-Based Compensation

Holdings recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. For the years ended January 1, 2011, January 2, 2010 and January 3, 2009, Holdco and Visant recognized compensation expense related to stock-based compensation of approximately $13.4 million, $1.3 million and $8.1 million, respectively, which was included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require Holdco to purchase the common shares or vested options from the holder (estate) and settle the amounts in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of January 1, 2011 and January 2, 2010, respectively.

Cash and Cash Equivalents

All investments with an original maturity of three months or less on their acquisition date are considered to be cash equivalents.

Allowance for Doubtful Accounts

Holdings makes estimates of potentially uncollectible customer accounts receivable and evaluates the adequacy of the allowance periodically. The evaluation considers historical loss experience, the length of time receivables are past due, adverse situations that may affect a customer’s ability to pay, and prevailing economic conditions. Holdings makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for Sales Returns

Holdings makes estimates of potential future product returns related to current period product revenue. Holdings evaluates the adequacy of the allowance periodically. This evaluation considers historical return experience, changes in customer demand and acceptance of Holdings’ products and prevailing economic conditions. Holdings makes adjustments to the allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for Salespersons Overdrafts

Holdings makes estimates of potentially uncollectible receivables arising from sales representative draws paid in advance of earned commissions. These estimates are based on historical commissions earned and length of service for each sales representative. Holdings evaluates the adequacy of the allowance on a periodic basis. The evaluation considers historical loss experience, length of time receivables are past due, adverse situations that may affect a sales representative’s ability to repay and prevailing economic conditions. Holdings makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by using standard costing, which approximates the first-in, first-out (FIFO) method for all inventories except gold, which are determined using the last-in, first-out (LIFO) method. Cost includes direct materials, direct labor and applicable overhead. Obsolescence adjustments are provided as necessary in order to approximate inventories at market value. This evaluation is inherently subjective, and estimates may be revised as more information becomes available.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Assets acquired under capital leases are depreciated using a straight-line method over the estimated useful life of the asset and are included in depreciation expense.

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

Goodwill and Other Intangible Assets

Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Holdings is required to test goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and other indefinite-lived intangible assets to reporting units and determining the fair value of each reporting unit.

As part of the annual impairment analysis for each reporting unit, Holdings engaged a third-party appraisal firm to assist in the determination of the estimated fair value of each unit. This determination included estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. Where applicable, Holdings weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2010, and Holdings

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

believes that there are no indications of impairment. However, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of both 2010 and 2009 totaled approximately $1.3 billion.

For the fiscal year ended January 1, 2011, Holdings’ reporting units’ fair value exceeded their respective carrying amounts by between 37% and 360% of their respective estimated carrying values.

Impairment of Long-Lived Assets

An impairment loss on long-lived assets, including intangible assets with finite lives, is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Holdings considers historical performance and future estimated results in the evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, Holdings measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate used to evaluate potential investments. For fiscal year 2010, long-lived assets with a carrying amount of $0.2 million exceeded the expected cash flows and were written down to their fair value of $0, resulting in an impairment charge of $0.2 million. For fiscal year 2009, Holdings recorded approximately $6.0 million of impairment charges mainly in connection with the closures of the Winston-Salem, North Carolina facility, the Pennsauken, New Jersey facility and the Attleboro, Massachusetts facility. For fiscal year 2008, Holdings recorded a $1.1 million impairment loss related to the closure of the Pennsauken, New Jersey building and a $1.6 million impairment loss related to the closure of the Chattanooga, Tennessee building. Refer to Note 3, Restructuring Activity and Other Special Charges, for further details.

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

Significant judgment is required in determining Holdings’ income tax expense. Uncertain tax positions are evaluated under the more likely than not threshold for financial statement recognition and measurement for tax positions taken or expected to be taken in a tax return. Holdings reviews its tax positions quarterly and adjusts its tax reserve balances as more information becomes available. See also Note 13, Income Taxes, for additional information on the provision for income taxes.

All interest and penalties on income tax assessments are recorded as income tax expense, and all interest income in connection with income tax refunds is recorded as a reduction of income tax expense.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. For fiscal years ended 2010, 2009 and 2008, the provision for the total net warranty costs was $5.1 million, $4.9 million and $4.7 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs in the accompanying consolidated balance sheets were approximately $0.6 million as of January 1, 2011 and January 2, 2010.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. This guidance requires (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (2) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (3) fair value measurement disclosures for each class of assets and liabilities and (4) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Holdings’ adoption of this guidance did not have a material impact on its financial statements.

In February 2010, the FASB issued guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance amends existing standards to address potential conflicts with SEC guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. Holdings’ adoption of this guidance did not have a material impact on its financial statements.

In December 2010, the FASB amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for the first reporting period beginning after December 15, 2011. Holdings is currently evaluating the impact and disclosure of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis. These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance becomes effective prospectively for business combinations for which the acquisition date is on or after the first reporting period

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

after December 15, 2010. Holdings is currently evaluating the impact and disclosure of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

2.	Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) completed a series of transactions which created a marketing and publishing services enterprise (the “Transactions”) through the combination of Jostens, Inc. (“Jostens”), Von Hoffmann Corporation (“Von Hoffmann”) and AKI, Inc. and its subsidiaries (“Arcade”).

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Holdco’s outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. As of January 1, 2011, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.1% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.6% of Holdco’s economic interest. As of January 1, 2011, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.4% of the voting interest and approximately 1.7% of the economic interest of Holdco (exclusive of exercisable options).

3.	Restructuring Activity and Other Special Charges

For the year ended January 1, 2011, Holdings recorded $4.5 million of restructuring costs and $0.2 million of other special charges. Included in these charges were $2.4 million and $0.6 million related to cost reduction initiatives in the Scholastic and Memory Book segments, respectively, and $1.7 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.2 million in the aggregate of non-cash asset impairment charges in the Scholastic and Marketing and Publishing Services segments. The associated employee headcount reductions were 181, 16 and 47 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

For the year ended January 2, 2010, Holdings recorded $8.5 million of restructuring costs and $6.0 million of other special charges. Restructuring charges included $1.0 million of cost reduction initiatives and severance and related benefits in the Scholastic segment and $4.3 million of severance and related benefits for associated headcount reductions in connection with the closure of the Winston Salem, North Carolina Memory Book facility and certain other reductions in force in the Memory Book segment. Additionally, the Marketing and Publishing Services segment reported $3.2 million of costs related to facility consolidation activity and other reductions in force, which included $2.6 million of severance and related benefits for associated headcount reductions, and $0.6 million of other facility consolidation costs. Other special charges included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $4.1 million of non-cash asset impairment charges in the Memory Book segment related to the closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges. The associated employee headcount reductions related to the above actions were 92, 227 and 154 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Special charges of $14.4 million for the year ended January 3, 2009 included $7.6 million of restructuring costs and $6.8 million of other special charges. The Marketing and Publishing Services segment incurred

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

$3.7 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities, $2.0 million of restructuring costs related to the consolidation of the Chattanooga, Tennessee facilities and $0.3 million of other severance and related benefits. The Scholastic segment incurred $0.7 million of severance and related benefits in connection with the restructuring of certain Jostens international operations, $0.4 million of severance and related benefits associated with other headcount reductions and less than $0.1 million of costs related to the closure of the Attleboro, Massachusetts facility. The Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. Other special charges included $3.1 million of non-cash write-offs in the Scholastic segment related to accumulated foreign currency translation balances and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Also included were $3.3 million of charges in the Marketing and Publishing Services segment in connection with the closure of the Pennsauken, New Jersey and consolidation of the Chattanooga, Tennessee facilities which included $2.7 million for non-cash asset impairment charges. Additionally, Holdings’ incurred $0.1 million of other severance and related benefits charges. Headcount reductions related to these activities totaled 330, 28 and 35 for the Marketing and Publishing Services, Scholastic and Memory Book segments, respectively.

Restructuring accruals of $1.7 million as of January 1, 2011 and $3.2 million as of January 2, 2010 are included in other accrued liabilities in the consolidated balance sheets. These accruals as of January 1, 2011 included amounts provided for severance and related benefits related to headcount reductions in each segment.

On a cumulative basis through January 1, 2011, the Company incurred $20.6 million of employee severance costs related to the 2008, 2009 and 2010 initiatives, which affected an aggregate of 1,110 employees. Holdings paid $18.9 million in cash related to these initiatives as of January 1, 2011.

Changes in the restructuring accruals during fiscal 2010 were as follows:

In thousands	2010 Initiatives	2009 Initiatives	2008 Initiatives	Total
Balance at January 2, 2010	$—	$3,103	$62	$3,165
Restructuring charges	4,050	472	—	4,522
Severance paid	(2,841)	(3,085)	(62)	(5,988)

Balance at January 1, 2011	$1,209	$490	$—	$1,699

The majority of the remaining severance and related benefits associated with the 2010 and 2009 initiatives are expected to be paid by the end of fiscal 2011.

4.	Acquisitions

2010 Acquisitions

On February 1, 2010, the Company purchased all of the outstanding common stock of Rock Creek Athletics, Inc. (“Rock Creek”) for a total purchase price of $5.4 million, including $4.7 million paid in cash at closing and subsequent working capital adjustment, and $0.7 million related to a contingent consideration arrangement subject to Rock Creek achieving a certain revenue target through December 2010. As of January 1, 2011, the Company has determined that there will be no payment related to the earn out provision and as a result an adjustment was made to earnings. Rock Creek is a producer of varsity jackets and is complementary to the Company’s awards and team jackets business. The results of the acquired Rock Creek operations are reported as part of the Scholastic segment from the date of acquisition. None of the goodwill or intangible assets will be amortized for tax purposes.

On April 21, 2010, the Company announced it had acquired, through a wholly owned subsidiary of Jostens, approximately 96 percent of the issued and outstanding common shares of Intergold Ltd. (“Intergold”) (a custom

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

jewelry manufacturer) in connection with a cash offer to acquire all of the issued and outstanding common shares of Intergold. The Company subsequently exercised its right to acquire the remaining common shares pursuant to the compulsory acquisition provisions of the Business Corporations Act (Alberta). The total purchase price of $5.9 million included $4.4 million paid in cash at closing and $1.5 million of assumed debt. Through a series of internal corporate transactions, Intergold was subsequently amalgamated with Jostens Canada, Ltd. (“Jostens Canada”), with Jostens Canada continuing as the surviving entity. The results of the acquired Intergold operations are reported as part of the Scholastic segment from the date of acquisition. None of the goodwill or intangible assets will be amortized for tax purposes.

On July 13, 2010, the Company acquired certain assets of Daden Group, Inc. (a producer of varsity jackets under the DeLong brand) (the “Daden Assets”). The total purchase price of $0.8 million was paid in cash at closing, inclusive of $0.2 million from an earn-out provision, subject to a working capital adjustment. The results of the acquired operations are reported as part of the Scholastic segment from the date of acquisition. The estimated fair value of the identifiable intangible assets, which relate solely to customer relationships, is $0.3 million and will be amortized over a two-year period. There was no goodwill recognized as a result of this acquisition.

The aggregate cost of the acquisitions was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price for the Rock Creek, Intergold and Daden Assets acquisitions was as follows:

In thousands
Current assets	$3,242
Property, plant and equipment	1,104
Intangible assets	5,920
Goodwill	4,088
Long-term assets	2,486
Current liabilities	(2,772)
Long-term liabilities	(1,884)

$12,184

In connection with the purchase accounting related to the acquisitions of Rock Creek, Intergold and the Daden Assets, the intangible assets and goodwill approximated $10.0 million and consisted of:

In thousands
Customer relationships	$5,437
Trademarks	483
Goodwill	4,088

$10,008

Customer relationships for the Rock Creek, Intergold, and Daden Assets acquisitions are being amortized on a straight line basis over a three-, ten- and two-year period, respectively. Trademarks related to the Intergold acquisition are being amortized on a straight-line basis over a 20-year period.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2009 Acquisition

On July 22, 2009, the Company acquired certain assets of Rennoc Corporation (“Rennoc”), a privately-held company located in Vineland, New Jersey. The purchase price of the assets acquired was approximately $2.3 million. Rennoc was a producer of letter jackets and sports apparel. The results of the acquired Rennoc operations are reported as part of the Scholastic segment from the date of acquisition. The estimated fair value of the identifiable intangible assets, which related solely to customer relationships, is $0.7 million and will be amortized over a two-year period. There was no goodwill recognized as a result of this acquisition.

The 2010 and 2009 acquisitions, both individually and in the aggregate, were not considered material to the Company’s results of operations, financial position or cash flows.

5.	Accumulated Other Comprehensive Income (Loss)

The following amounts were included in determining accumulated other comprehensive income (loss) for the years indicated:

In thousands	Foreign currency translation	Minimum pension liability	Pension and other postretirement benefit adjustments	Accumulated other comprehensive income (loss)
Balance at December 29, 2007	$1,048	$(29)	$32,387	$33,406
Fiscal 2008 period change	2,779	29	(61,771)	(58,963)

Balance at January 3, 2009	3,827	—	(29,384)	(25,557)
Fiscal 2009 period change	1,078	—	(2,668)	(1,590)

Balance at January 2, 2010	4,905	—	(32,052)	(27,147)
Fiscal 2010 period change	(227)	—	(2,222)	(2,449)

Balance at January 1, 2011	$4,678	$—	$(34,274)	$(29,596)

6.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	2010	2009
Trade receivables	$124,427	$125,870
Allowance for doubtful accounts	(5,071)	(5,085)
Allowance for sales returns	(7,116)	(7,511)

Accounts receivable, net	$112,240	$113,274

Inventories were comprised of the following:

In thousands	2010	2009
Raw materials and supplies	$45,010	$36,091
Work-in-process	31,151	35,456
Finished goods	26,285	31,202

Inventories	$102,446	$102,749

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Precious Metals Consignment Arrangement

Jostens has a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $45.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at January 1, 2011 and January 2, 2010 was $31.5 million and $27.7 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.9 million for 2010 and $0.6 million for each of 2009 and 2008. The obligations under the consignment agreement are guaranteed by Visant.

7.	Fair Value Measurements

Holdings measures fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including Holdings’ own credit risk.

The disclosure requirements around fair value establish a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

Holdings does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis except as noted in Note 11, Derivative Financial Instruments and Hedging Activities.

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, Holdings is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. For 2010, assets that were recorded at fair value on a nonrecurring basis were as a result of impairment charges. Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. For the fiscal year ended January 1, 2011, long-lived assets with a carrying amount of $0.2 million exceeded the expected cash flows and were written down to their fair value of $0, resulting in an impairment charge of $0.2 million. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2010 on a nonrecurring basis.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

		Fair Value Measurements Using
In thousands	Fair Value January 1, 2011	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3	Total Loss
Long-lived assets	$—	$—	$—	$198	$198

In addition to the methods and assumptions Holdings uses to record the fair value of financial and non-financial instruments as discussed above, Holdings used the following methods and assumptions to estimate the fair value of its financial instruments, which are not recorded at fair value on the balance sheet as of January 1, 2011. As of January 1, 2011, the fair value of the term loan B facility under Visant’s senior secured credit facilities was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the term loan B facility, with a principal amount of $1,246.9 million, approximated $1,262.6 million. As of January 1, 2011, the fair value of the Visant 10.00% senior notes due 2017 (the “New Senior Notes”) was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the New Senior Notes, with a principal amount of $750.0 million, approximated $796.9 million.

As of January 2, 2010, the fair value of each of Holdco’s then outstanding senior discount notes and senior notes and Visant’s then outstanding senior subordinated notes was based on respective quoted market prices and the fair value of the then outstanding term loan C facility was estimated based on quoted market prices for similar instruments. The fair value of such Holdco senior discount notes, with a principal amount of $247.2 million at maturity, approximated $255.5 million at January 2, 2010. The fair value of such Holdco’s senior notes, with a principal amount of $350.0 million, approximated $361.4 million at January 2, 2010. The fair value of such Visant senior subordinated notes, with a principal amount of $500.0 million, approximated $503.1 million at January 2, 2010. The fair value of such term loan C facility, with a principal amount of $316.5 million, approximated $310.2 million at January 2, 2010. Refer to Note 10, Debt, for additional disclosure in relation to the debt instruments and the refinancing of debt in September 2010.

8.	Property, Plant and Equipment

Net property, plant and equipment, which includes capital lease assets, consisted of the following:

In thousands	2010	2009
Land	$13,833	$13,793
Buildings	65,850	61,702
Machinery and equipment	318,194	296,936
Capitalized software	51,712	43,172
Transportation equipment	133	145
Furniture and fixtures	22,628	22,271
Construction in progress	5,396	3,966

Total property, plant and equipment	477,746	441,985
Less accumulated depreciation and amortization	(263,295)	(231,153)

Property, plant and equipment, net	$214,451	$210,832

Depreciation expense was $47.0 million for 2010, $44.0 million for 2009 and $44.3 million for 2008. Amortization related to capitalized software was included in depreciation expense and totaled $5.7 million for 2010, $4.4 million for 2009 and $3.1 million for 2008.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Holdings recorded gross machinery and equipment under capital leases totaling $10.4 million and accumulated depreciation on assets under capital leases of $2.4 million as of January 1, 2011.

9.	Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at January 2, 2010	$305,806	$391,553	$306,958	$1,004,317
Goodwill additions during the period	4,088	—	—	4,088
Currency translation	33	61	—	94

Balance at January 1, 2011	$309,927	$391,614	$306,958	$1,008,499

Additions to goodwill during the fiscal year ended January 1, 2011 relate to the Rock Creek and Intergold acquisitions.

Other Intangible Assets

Information regarding other intangible assets as of January 1, 2011 and January 2, 2010 is as follows:

In thousands	Estimated useful life	2010			2009
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(245,287)	$84,713	$330,000	$(212,414)	$117,586
Internally developed software	2 to 5 years	9,800	(9,800)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	20,380	(18,573)	1,807	20,211	(17,692)	2,519
Customer relationships	4 to 40 years	161,135	(39,123)	122,012	162,789	(33,808)	128,981
Trademarks (definite lived)	20 years	489	(16)	473	—	—	—
Restrictive covenants	3 to 10 years	55,125	(28,801)	26,324	81,009	(47,945)	33,064

		576,929	(341,600)	235,329	603,809	(321,659)	282,150
Trademarks	Indefinite	268,480	—	268,480	268,480	—	268,480

		$845,409	$(341,600)	$503,809	$872,289	$(321,659)	$550,630

Amortization expense related to other intangible assets was $57.1 million for 2010, $57.9 million for 2009 and $58.0 million for 2008. For 2010, approximately $37.9 million of fully amortized customer relationships and restrictive covenants were written off.

Based on the intangible assets in service as of January 1, 2011, estimated amortization expense for each of the five succeeding fiscal years is $54.7 million for 2011, $51.7 million for 2012, $33.6 million for 2013, $12.8 million for 2014 and $12.1 million for 2015.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10.	Debt

As of the end of 2010 and 2009, debt obligations consisted of the following:

In thousands	2010	2009
Holdco:
Senior discount notes, 10.25% fixed rate, with semi-annual interest payments of $12.7 million, paid in full September 2010	$—	$247,200
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, paid in full September 2010	—	350,000
Visant:
Borrowings under senior secured credit facility:
Term Loan C, variable rate, 2.23% at January 2, 2010 with semi-annual interest payments, paid in full September 2010	—	316,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, paid in full September 2010	—	500,000
Borrowings under senior secured credit facilities, net of original issue discount of $23.7 million:
Term Loan B, variable rate, 7.00% at January 1, 2011 with amortization of principal and interest payments due quarterly, principal due and payable at maturity- December 2016	1,223,162	—
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $37.5 million in April and October, principal due and payable at maturity- October 2017	750,000	—

	1,973,162	1,413,700
Borrowings related to equipment financing arrangements	7,270	1,069
Capital lease obligations	8,297	8,920

Total debt	$1,988,729	$1,423,689

Maturities of debt obligations, excluding original issue discount of $23.7 million, as of the end of 2010 are as follows:

In thousands
Visant:
2011	$16,251
2012	16,393
2013	16,300
2014	16,057
2015	13,080
Thereafter	1,934,375

Total debt	$2,012,456

The 2010 Refinancing; Debt Before the 2010 Refinancing

In connection with the Transactions, Visant entered into senior secured credit facilities in an aggregate amount of $1,270 million, originally consisting of $150.0 million of a term loan A facility, an $870.0 million

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

term loan B facility and $250.0 million of revolving credit facilities (the “Old Credit Facilities”), and issued $500.0 million aggregate principal amount of 7.625% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million, including the redemption value of certain remaining redeemable preferred stock. All outstanding obligations under the term loan A facility were repaid by the end of fiscal 2005. In 2007, Visant prepaid $400.0 million of scheduled payments under the term loan C facility with the proceeds generated from the sale of the Von Hoffmann businesses. With these pre-payments, the outstanding balance under the term loan C facility was reduced to $316.5 million. On May 28, 2009, Visant entered into an amendment which resulted in a reduction of the revolving credit commitments from an aggregate of $250.0 million to an aggregate of $100.0 million. In September 2010, the Old Credit Facilities were replaced by the New Credit Facilities described below.

On December 2, 2003, Holdco issued $247.2 million in principal amount at maturity of 10.25% senior discount notes due 2013 (the “Senior Discount Notes”) for gross proceeds of $150.0 million. At the end of the first quarter of 2006, Holdco issued $350.0 million of 8.75% senior notes due 2013 (the “Senior Notes” and together with the Senior Subordinated Notes and the Senior Discount Notes, the “Old Notes”), with settlement on April 4, 2006.

In connection with the refinancing consummated by Visant, prior to the end of the fiscal third quarter 2010, on September 22, 2010 (the “2010 Refinancing”), Visant sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act, $750.0 million aggregate principal amount of 10.00% Senior Notes due 2017 (the “New Senior Notes”) and entered into a $1,250.0 million term loan B facility maturing in 2016 (the “New Term Loan Facility”), and a $175.0 million revolving credit facility expiring in 2015 (the “New Revolving Credit Facility”, and together with the New Term Loan Facility, the “New Credit Facilities”). A portion of the proceeds from the New Term Loan Facility and the offering of the New Senior Notes were used by Visant to (1) repay in full the Old Credit Facilities, or (2) repurchase directly or through Holdco the outstanding Senior Discount Notes, Senior Notes and Senior Subordinated Notes pursuant to tender offers made in respect of the Old Notes or by satisfaction and discharge of the Old Notes directly or through Holdco by delivering to the applicable trustee, for the respective series of Old Notes in trust, amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notices of redemption given by Holdco or Visant, as applicable, with respect to the respective series of Old Notes.

Debt After the 2010 Refinancing

The New Credit Facilities are among Visant, as borrower, Jostens Canada, as Canadian borrower, Visant Secondary Holdings Corp. (“Visant Secondary”), as guarantor, the lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse AG, Toronto Branch, as Canadian administrative agent, for the New Term Loan Facility in an aggregate amount of $1,250.0 million, the New Revolving Credit Facility consisting of a $165.0 million U.S. revolving credit facility available to Visant and its subsidiaries and a $10.0 million Canadian revolving credit facility available to Jostens Canada. The borrowing capacity under the New Revolving Credit Facility can also be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility). The New Credit Facilities allow Visant, subject to certain conditions, to incur additional term loans under the New Term Loan Credit Facility, or under a new term facility, in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the New Term Loan Facility. Amounts borrowed under the New Term Loan Facility that are repaid or prepaid may not be reborrowed.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Visant’s obligations under the New Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary and all of Visant’s material current and future wholly-owned domestic subsidiaries. The obligations of Jostens Canada under the New Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary, Visant, Visant’s material current and future domestic wholly-owned subsidiaries and by any future Canadian subsidiaries of Visant. Visant’s obligations under the New Credit Facilities, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements, in each case with lenders or affiliates of lenders), are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary and Visant’s material current and future domestic subsidiaries, including but not limited to:

•

all of Visant’s capital stock and the capital stock of each of Visant’s existing and future direct and indirect subsidiaries, except that with respect to foreign subsidiaries such lien and pledge is limited to 65% of the capital stock of “first-tier” foreign subsidiaries (and excludes the stock of all other foreign subsidiaries); and

•	substantially all of Visant’s material existing and future domestic subsidiaries’ tangible and intangible assets (subject to an exception for up to $125.0 million of assets).

The obligations of Jostens Canada under the New Credit Facilities, and the guarantees of those obligations, are secured by the collateral referred to in the prior paragraph and substantially all of the tangible and intangible assets of Jostens Canada and any future Canadian subsidiaries of Visant.

The New Credit Facilities require that Visant not exceed a maximum total leverage ratio, that it meet a minimum interest coverage ratio and that it abide by a maximum capital expenditure limitation. In addition, the New Credit Facilities contain certain restrictive covenants which, among other things, limit Visant’s and its subsidiaries’ ability to incur additional indebtedness and liens, pay dividends, prepay subordinated and senior unsecured debt, make investments, merge or consolidate, change the business, amend the terms of its subordinated and senior unsecured debt, engage in certain dispositions of assets, enter into sale and leaseback transactions, engage in certain transactions with affiliates and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of default, subject to applicable grace periods, as appropriate.

The dividend restrictions under the New Credit Facilities apply only to Visant and Visant Secondary, and essentially prohibit all dividends other than (1) dividends used by Holdco to repurchase shares under management and employee compensation plans, (2) other dividends so long as the amount thereof does not exceed $50.0 million plus an additional amount based on Visant’s excess retained cash flow (subject to a senior secured leverage test) and the amount of certain capital contributions received by Visant after the effective date of the New Credit Facilities and (3) pursuant to other customary exceptions, including redemptions of stock made with other, substantially similar stock or with proceeds of concurrent issuances of substantially similar stock.

The borrowings under the New Credit Facilities bear a variable interest rate based upon either LIBOR or an alternative base rate (“ABR”) based upon the greatest of (1) the federal funds effective rate plus 0.5%, (2) the prime rate and (3) LIBOR plus 1.00%. The interest rate per year on the New Term Loan Facility is ABR or LIBOR plus the applicable spread. The New Term Loan Facility amortizes on a quarterly basis commencing in December 2010 and matures in December 2016 with amortization prior to the maturity date to be at 1.0% of the initial principal amount per year. In addition, transaction fees and related costs of $36.4 million associated with the New Credit Facilities are capitalized and amortized as interest expense over the life of the New Credit Facilities.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As of January 1, 2011, the interest rate per year on the New Revolving Credit Facility was LIBOR plus 5.25% or ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.0%), in each case, with step-downs based on the total leverage ratio.

To the extent that the interest rates on the borrowings under the New Credit Facilities were determined by reference to LIBOR, the LIBOR component of such interest rates was subject to a LIBOR floor of 1.75%.

The New Term Loan Facility was subject to a 1% prepayment premium in the event of certain repricing events within one year of the effective date of the New Credit Facilities.

Visant pays a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, such commitment fee being subject to a decrease should Visant’s leverage ratio decrease below a certain designated level. Visant also pays customary letter of credit fees under the New Revolving Credit Facility.

On September 22, 2010, in connection with the private placement of the New Senior Notes, Visant and the U.S. Subsidiary Guarantors (as defined below) entered into an Indenture among Visant, the U.S. Subsidiary Guarantors and U.S. Bank National Association, as trustee (the “Indenture”). The New Senior Notes are guaranteed on a senior unsecured basis by each of Visant’s existing and future domestic wholly-owned subsidiaries (“U.S. Subsidiary Guarantors”). Interest on the notes accrues at the rate of 10.00% per annum and is payable semi-annually in arrears on April 1 and October 1 commencing on April 1, 2011, to holders of record on the immediately preceding March 15 and September 15.

The New Senior Notes are senior unsecured obligations of Visant and the U.S. Subsidiary Guarantors and rank (i) equally in right of payment with any existing and future senior unsecured indebtedness of Visant and the U.S. Subsidiary Guarantors; (ii) senior to all of Visant’s and the U.S. Subsidiary Guarantors’ existing and any of Visant’s and the U.S. Subsidiary Guarantors’ future subordinated indebtedness; (iii) effectively junior to all of Visant’s existing and future secured obligations and the existing and future secured obligations of the U.S. Subsidiary Guarantors, including indebtedness under the New Credit Facilities, to the extent of the value of the assets securing such obligations; and (iv) structurally subordinated to all liabilities of Visant’s existing and future subsidiaries that do not guarantee the New Senior Notes.

The New Senior Notes are redeemable, in whole or in part, at any time: (i) on or after October 1, 2013, at a redemption price equal to 107.50% of the principal amount thereof; (ii) on or after October 1, 2014, at a redemption price equal to 105.00% of the principal amount thereof; (iii) on or after October 1, 2015, at a redemption price equal to 102.50% of the principal amount thereof; and (iv) on or after October 1, 2016 and thereafter, at a redemption price equal to 100.00% of the principal amount thereof, plus, in each case, accrued and unpaid interest and additional interest, if any. In addition, Visant may redeem up to 35% of the aggregate of the principal amount of the New Senior Notes at any time on or prior to October 1, 2013 with the net cash proceeds from certain equity offerings at a price equal to 110.00% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. Visant may also redeem some or all of the notes before October 1, 2013 at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium, together with accrued and unpaid interest and additional interest, if any. Upon the occurrence of certain change of control events, Visant must offer to purchase the New Senior Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any. In addition, transaction fees and related costs of $15.6 million associated with the New Senior Notes are capitalized and amortized as interest expense over the life of the New Senior Notes.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Indenture contains restrictive covenants that limit among other things, the ability of Visant and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock, (ii) pay dividends on or make other distributions or repurchase capital stock or make other restricted payments, (iii) make investments, (iv) limit dividends or other payments by restricted subsidiaries to Visant or other restricted subsidiaries, (v) create liens on pari passu or subordinated indebtedness without securing the notes, (vi) sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Visant’s assets, (vii) enter into certain transactions with affiliates and (viii) designate Visant’s subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default, including the failure to make timely payments on the New Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

In connection with the consummation of the offering of the New Senior Notes, Visant and the U.S. Subsidiary Guarantors also entered into an exchange and registration rights agreement (the “Registration Rights Agreement”) among Visant, the U.S. Subsidiary Guarantors and the representatives for the initial purchasers named therein, relating to, among other things, the exchange offer for the New Senior Notes and the related guarantees. Pursuant to the Registration Rights Agreement, Visant and the U.S. Subsidiary Guarantors agreed to use all commercially reasonable efforts to register with the Securities and Exchange Commission notes and guarantees having substantially identical terms as the New Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest, which would otherwise apply in certain circumstances relating to Registration Defaults, as defined and described below) and the related guarantees as part of an offer to exchange such registered notes for the New Senior Notes (the “Exchange Offer”). Visant filed an exchange offer registration statement with the SEC on December 9, 2010 in connection with the Exchange Offer, which was subsequently declared effective on December 17, 2010.

As of January 1, 2011, there was $12.3 million in the form of outstanding letters of credit leaving $162.7 million available for borrowing under the New Revolving Credit Facility. The Company is obligated to pay commitment fees of 0.75% on the unused portion of the New Revolving Credit Facility, with step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

The annualized weighted average interest rates on short term borrowings under the revolving credit facilities were 6.9%, 2.3% and 4.5% for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009.

As of January 1, 2011, the Company was in compliance with all covenants under its material debt obligations.

Refer to Note 20, Subsequent Event, for a description of the repricing of the New Term Loan Facility.

11.	Derivative Financial Instruments and Hedging Activities

Holdings’ involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. Holdings has entered into foreign currency forward contracts for certain forecasted transactions denominated in Euros in order to manage the volatility associated with these transactions and limit Holdings’ exposure to currency fluctuations between the contract date and ultimate settlement. The foreign currency forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations. The aggregate notional value of the forward contracts at January 1, 2011 was $0.3 million. The fair value of foreign currency forward contracts was determined to be Level 2 under the fair value hierarchy and is valued using market exchange rates. Holdings did not enter into any such transactions during the fiscal year ended January 2, 2010.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

At January 1, 2011, the total fair value of the Holdings’ forward contracts and the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts are included are shown below:

In thousands
Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Classification in the Consolidated Consolidated Balance Sheets	2010	2009
Foreign currency forward contracts	Prepaid expenses and other current assets	$32	$ —

The pre-tax gains related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the twelve months ended January 1, 2011 and January 2, 2010 are shown below:

In thousands
Gain on Derivatives Not Designated as Hedges	Classification in Condensed Consolidated Statement Of Operations	2010	2009
Foreign currency forward contracts	Selling, general and administrative expenses	$32	$ —

12.	Commitments and Contingencies

Leases

Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $6.4 million for 2010, $7.5 million for 2009 and $7.8 million for 2008. Future minimum lease payments under the leases are as follows:

In thousands	Operating Leases	Capital Leases
2011.	$5,310	$2,628
2012.	5,591	2,561
2013.	4,145	2,258
2014.	3,517	1,843
2015.	3,348	—
Thereafter.	7,193	—

Total minimum lease payments	$29,104	$9,290

Less interest expense	—	(993)

Capital lease obligations	$—	$8,297

Forward Purchase Contracts

Holdings is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, Holdings may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. In fiscal year 2010, Holdings entered into purchase commitment contracts totaling $8.5 million with delivery dates occurring through 2011. The forward purchase contracts are considered normal purchases and therefore not subject to the requirements of derivative accounting. As of the end of 2010, the fair market value of open precious metal forward contracts was $9.5 million based on quoted future prices for each contract.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Environmental

Holdings’ operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters, and from time to time Holdings may be involved in remedial and compliance efforts.

Legal Proceedings

Holdings is party from time to time to litigation arising in the ordinary course of business. This litigation may include actions related to petitions for reorganization under the U.S. bankruptcy laws filed by our customers or others resulting in claims against us for the return of certain pre-petition payments that may be deemed preferential. Holdings regularly analyzes current information and, as necessary, provides accruals for probable and estimable liabilities on the eventual disposition of these matters. Holdings does not believe that the disposition of these matters will have a material adverse effect on its business, financial condition and results of operations.

13.	Income Taxes

Holdco files a consolidated federal income tax return which includes Visant and its domestic subsidiaries. Holdco and its subsidiaries file state tax returns on a consolidated or a separate subsidiary basis as required in the applicable jurisdictions.

Holdings

The U.S. and foreign components of income before income taxes and the provision for income taxes of Holdings consist of:

In thousands	2010	2009	2008
Domestic	$20,172	$80,959	$70,234
Foreign	6,576	6,251	6,786

Income before income taxes	$26,748	$87,210	$77,020

Federal	$878	$31,989	$21,677
State	4,938	9,874	8,679
Foreign	1,874	1,203	1,491

Total current income taxes	7,690	43,066	31,847
Deferred	6,666	(9,648)	(1,143)

Provision for income taxes	$14,356	$33,418	$30,704

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes for financial reporting purposes is as follows:

In thousands	2010		2009		2008
Federal tax at statutory rate	$9,362	35.0%	$30,524	35.0%	$26,957	35.0%
State tax, net of federal tax benefit	3,899	14.6%	5,536	6.3%	3,709	4.8%
State deferred tax rate change, net of federal benefit	(617)	(2.3%)	366	0.4%	1,268	1.6%
Foreign tax credits generated, net	296	1.1%	(2,205)	(2.5%)	(1,331)	(1.7%)
Foreign earnings repatriation, net	2,108	7.9%	2,947	3.4%	2,260	2.9%
Domestic manufacturing deduction	—	—	(1,619)	(1.9%)	(1,254)	(1.6%)
Decrease in deferred tax valuation allowance	(296)	(1.1%)	(380)	(0.4%)	(102)	(0.1%)
Other differences, net	(396)	(1.5%)	(1,751)	(2.0%)	(803)	(1.0%)

Provision for income taxes	$14,356	53.7%	$33,418	38.3%	$30,704	39.9%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

In thousands	2010	2009
Tax depreciation in excess of book	$(28,542)	$(25,273)
Basis difference on property, plant and equipment	(5,330)	(4,810)
Capitalized software development costs	(4,889)	(3,782)
Pension benefits	(7,952)	(6,362)
Basis difference on intangible assets	(184,618)	(201,321)
Other	(3,455)	(4,266)

Deferred tax liabilities	(234,786)	(245,814)

Reserves for accounts receivable and salespersons overdrafts	9,098	8,209
Reserves for employee benefits	22,920	18,869
Other reserves not recognized for tax purposes	4,966	5,888
Foreign tax credit carryforwards	14,055	14,351
Net operating loss and state tax credit carryforwards	43,058	11,612
Basis difference on pension liabilities	16,721	16,687
Amortization of original issue discount	—	36,370
Other	9,738	12,348

Deferred tax assets	120,556	124,334
Valuation allowance	(14,055)	(14,351)

Deferred tax assets, net	106,501	109,983

Net deferred tax liability	$(128,285)	$(135,831)

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Visant Corporation and Subsidiaries

The U.S. and foreign components of income before income taxes and the provision for income taxes for the Company consist of:

In thousands	2010	2009	2008
Domestic	$90,259	$140,618	$134,909
Foreign	6,576	6,251	6,786

Income before income taxes	$96,835	$146,869	$141,695

Federal	$31,220	$51,651	$36,102
State	7,852	12,044	9,774
Foreign	1,874	1,203	1,491

Total current income taxes	40,946	64,898	47,367
Deferred	(278)	(8,689)	7,280

Provision for income taxes	$40,668	$56,209	$54,647

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes for financial reporting purposes is as follows:

In thousands	2010		2009		2008
Federal tax at statutory rate	$33,892	35.0%	$51,404	35.0%	$49,593	35.0%
State tax, net of federal tax benefit	5,631	5.8%	6,980	4.7%	4,970	3.5%
State deferred tax rate change, net of federal benefit	(567)	(0.6%)	833	0.6%	1,314	0.9%
Foreign tax credits generated, net	296	0.3%	(2,205)	(1.5%)	(1,331)	(0.9%)
Foreign earnings repatriation, net	2,108	2.2%	2,947	2.0%	2,260	1.6%
Domestic manufacturing deduction	—	—	(1,619)	(1.1%)	(1,254)	(0.9%)
Decrease in deferred tax valuation allowance	(296)	(0.3%)	(380)	(0.2%)	(102)	(0.1%)
Other differences, net	(396)	(0.4%)	(1,751)	(1.2%)	(803)	(0.5%)

Provision for income taxes	$40,668	42.0%	$56,209	38.3%	$54,647	38.6%

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

In thousands	2010	2009
Tax depreciation in excess of book	$(28,542)	$(25,273)
Basis difference on property, plant and equipment	(5,330)	(4,810)
Capitalized software development costs	(4,889)	(3,782)
Pension benefits	(7,952)	(6,362)
Basis difference on intangible assets	(184,618)	(201,321)
Other	(3,455)	(4,266)

Deferred tax liabilities	(234,786)	(245,814)

Reserves for accounts receivable and salespersons overdrafts	9,098	8,209
Reserves for employee benefits	22,920	18,869
Other reserves not recognized for tax purposes	4,966	5,888
Foreign tax credit carryforwards	14,055	14,351
Net operating loss and state tax credit carryforwards	13,560	11,612
Basis difference on pension liabilities	16,721	16,687
Other	9,585	11,035

Deferred tax assets	90,905	86,651
Valuation allowance	(14,055)	(14,351)

Deferred tax assets, net	76,850	72,300

Net deferred tax liability	$(157,936)	$(173,514)

Included in the results of operations for 2010 was $0.2 million of net gross tax benefit accruals, $0.8 million of net gross interest and penalty expense accruals, and $0.1 million of net deferred tax credits for unrecognized tax benefits. At January 1, 2011, the Company’s gross unrecognized tax benefit liability consisted of $20.4 million including interest and penalty accruals of $3.3 million. Substantially all of the liability was included in noncurrent liabilities. The Company’s net unrecognized tax benefits that, if recognized, would affect the effective tax rate were $9.8 million including net interest and penalty accruals of $3.2 million at January 1, 2011.

Included in the results of operations for 2009 was $4.5 million of net gross tax accruals, $0.5 million of net gross interest and penalty accruals, and $4.4 million of net deferred tax credits for unrecognized tax benefits. At January 2, 2010, the Company’s gross unrecognized tax benefit liability consisted of $20.3 million including interest and penalty accruals of $2.7 million. Substantially all of the liability was included in noncurrent liabilities except for $0.2 million which was included in income taxes payable.

Included in the results of operations for 2008 was $3.2 million of net gross tax accruals, $0.2 million of net gross interest and penalty accruals, and $3.3 million of net deferred tax credits for unrecognized tax benefits. At January 3, 2009, the Company’s gross unrecognized tax benefit liability was included in noncurrent liabilities and totaled $16.0 million including interest and penalty accruals of $2.3 million.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The reconciliation of the total gross amount recorded for unrecognized tax benefits for Holdings and the Company is as follows:

In thousands	2010	2009	2008
Balance at beginning of period	$17,645	$13,659	$7,084
Gross increases—tax positions in prior periods	445	230	3,622
Gross decreases—tax position in prior periods	(370)	(321)	(140)
Gross increases—current period tax positions	368	4,807	3,168
Settlements—(payments) refunds	(242)	(85)	203
Lapse of statute of limitations	(742)	(645)	(278)

Balance at end of period	$17,104	$17,645	$13,659

Holdco’s income tax filings for 2005 to 2009 are subject to examination in the U.S federal tax jurisdiction. During 2009 the Company agreed to certain audit adjustments in connection with the Internal Revenue Service (“IRS”) examination of Holdco’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. During 2008, the IRS concluded its examination of two pre-acquisition tax filings for one of the Company’s subsidiaries for 2004, resulting in only minor adjustments. Holdings and the Company are also subject to examination in state and foreign tax jurisdictions for the 2005 to 2009 periods, none of which was individually material. During 2009, the Company filed a notice of objection with the Canadian Revenue Agency (“CRA”) in connection with the CRA’s reassessment of tax years 1996 and 1997 for issues related to transfer pricing. During 2010, the Company was notified that the CRA withdrew its original assessment for both tax periods. As a result, a net income tax benefit of $0.8 million was included in 2010 results of operations for assessments of Canadian tax and interest previously paid. The Company’s Canadian income tax filings for 2007 and 2008 are currently under examination by the CRA. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $9.0 million.

In 2009, 2010 and in February 2011, President Obama’s administration proposed significant changes to U.S. tax laws for U.S. corporations doing business outside the United States, including a proposal to defer certain tax deductions allocable to non-U.S. earnings until those earnings are repatriated. It is unclear whether the proposed tax changes will be enacted or, if enacted, what the ultimate scope of the changes will be. If enacted as currently proposed, the Company does not believe that there will be a material adverse tax effect because the Company’s repatriation practice is to distribute substantially all of its non-U.S. earnings on an annual basis.

As described in Note 4, Acquisitions, the Company acquired the common shares of Intergold on April 21, 2010. In connection with the acquisition, the Company recorded net deferred tax assets of $2.5 million including $2.6 million for the value of Canadian net operating loss carryforwards. Intergold was later amalgamated with Jostens’ Canadian subsidiary. At January 1, 2011, the remaining Canadian net operating loss carryforward was $10.1 million with $0.2 million and $0.3 million expiring in years 2011 and 2012, respectively, and the remaining $9.6 million expiring in years 2023 through 2030.

During 2008, the Company through a merger acquired the common stock of Phoenix Color. In connection with the acquisition, the Company recorded net deferred tax liabilities of $21.7 million including $11.6 million of deferred tax assets for the value of federal and state net operating loss carryforwards. During 2009, the Company

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

was advised that an amended return was required for a pre-acquisition period for Phoenix Color. As a result of filing the amended tax return, the Company recorded a $0.6 million tax benefit in its results of operations which increased the acquired net operating loss by $1.5 million. After adjusting for the effects of the amended pre-acquisition tax return, the adjusted acquired federal net operating loss was approximately $32.3 million. As of January 1, 2011, the remaining net operating loss carryforward was approximately $27.4 million and expires in years 2019 through 2027.

During 2010, the Company repatriated $5.7 million of earnings from its foreign subsidiaries. The Company does not provide for deferred income taxes on undistributed earnings of foreign subsidiaries because such earnings are considered to be permanently reinvested, and it is not practicable to estimate the amount of tax that may be payable upon any such distribution. The amount of permanently reinvested earnings totaled $6.1 million at January 1, 2011 compared with $6.2 million at January 2, 2010. At the end of 2010, the Company had foreign tax credit carryforwards totaling $14.0 million of which approximately $11.4 million expire in 2012 and the remaining $2.6 million expire in years 2013 through 2019. For 2010 and 2009, the Company has provided a valuation allowance for the entire related deferred tax asset because the tax benefit related to the foreign tax credits may not be realized.

During 2010 and 2009, Holdco and the Company adjusted the effective tax rate at which it expects deferred tax assets and liabilities to be realized or settled in the future. The effect of the adjustment for 2010 was to decrease income tax expense by $0.6 million for both Holdings and the Company. The effect of the adjustment for 2009 was to increase income tax expense by $0.4 million for Holdings and $0.8 million for the Company. The change in effective tax rates was required to reflect the effect of the Company’s 2009 and 2008 state income tax returns and the effects of certain changes in state tax laws.

As described in Note 10, Debt, in connection with the 2010 Refinancing, Visant refinanced the Old Credit Facilities and its senior subordinated notes and Holdco repurchased and redeemed its outstanding notes, including the $247.2 million of senior discount notes. The notes had significant original issue discount (“OID”) and were considered applicable high yield discount obligations because the yield to maturity of the notes exceeded the sum of the applicable federal rate in effect for the month the notes were issued and five percentage points. As a result of the refinancing, Holdco will be allowed a deduction for $97.2 million of previously tax deferred OID.

As a result of the 2010 Refinancing, Holdings incurred a net operating loss of approximately $78.5 million on its U.S. operations. The Company anticipates that its 2010 net operating loss will be substantially utilized in 2011.

14.	Benefit Plans

Pension and Other Postretirement Benefits

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Eligible employees from Lehigh participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. The plan provides benefits based on years of service and final average compensation. Effective December 31, 2006, the pension plan was closed to hourly nonunion employees hired after December 31, 2006 and benefit accruals were frozen for all salaried nonunion employees.

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2010 and 2009 as well as the funded status and amounts recognized in the balance sheets as of January 1, 2011 and January 2, 2010, for all defined benefit plans combined and retiree welfare plans. The information presented for the 2010 plan year and 2009 plan year is based on a measurement date of January 1, 2011 and January 2, 2010, respectively. Furthermore, the Jostens plans represent 87% of the aggregate benefit obligation and 90% of the aggregate plan assets as of the end of 2010, with benefits for Lehigh representing 13% of the liability and 10% of the assets.

	Pension benefits		Postretirement benefits
In thousands	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation, beginning of period	$298,844	$273,466	$1,872	$2,065
Service cost	4,996	4,970	7	8
Interest cost	17,454	17,320	104	124
Plan amendments	(594)	—	—	—
Actuarial gain (loss)	13,791	18,294	95	(56)
Benefit payments and administrative expenses	(15,982)	(15,206)	(795)	(731)
Plan participants’ contributions	—	—	473	462

Benefit obligation, end of period	$318,509	$298,844	$1,756	$1,872

Change in plan assets
Fair value of plan assets, beginning of period	$247,501	$219,775	$—	$—
Actual return on plan assets	36,063	40,742	—	—
Company contributions	2,227	2,190	322	269
Benefit payments and administrative expenses	(15,982)	(15,206)	(795)	(731)
Plan participants’ contributions	—	—	473	462

Fair value of plan assets, end of period	$269,809	$247,501	$—	$—

Funded status—End of Period
Funded status, over-funded plans	$5,712	$4,855	$—	$—
Funded status, under-funded plans	(54,412)	(56,198)	(1,756)	(1,872)

Net funded status	$(48,700)	$(51,343)	$(1,756)	$(1,872)

Amounts recognized in the balance sheets
Non-current assets	$5,712	$4,855	$—	$—
Current liabilities	(2,238)	(2,033)	(257)	(282)
Non-current liabilities	(52,174)	(54,165)	(1,499)	(1,590)

Net pension amounts recognized on Consolidated balance sheets	$(48,700)	$(51,343)	$(1,756)	$(1,872)

Amounts in Accumulated Other Comprehensive Income
Net loss	$61,014	$57,849	$447	$371
Prior service credits	(2,983)	(3,133)	(1,920)	(2,197)

Other comprehensive income—total	$58,031	$54,716	$(1,473)	$(1,826)

Amortization expense expected to be recognized during next fiscal year
Net loss	$2,334	$37	$30	$19
Prior service credits	(834)	(744)	(277)	(277)

Total amortizations	$1,500	$(707)	$(247)	$(258)

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During 2010, the discount rate assumption changed from 6.00% to 5.75% for the pension plans and for the postretirement plans, which resulted in an increase in liability. Asset returns in 2010 were above the assumed return and salary increases were lower than expected. The plans’ experience resulted in a net loss for 2010.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $310.7 million and $292.0 million at the end of 2010 and 2009, respectively. The ABO differs from the projected benefit obligation shown in the table in that it includes no assumption about future compensation levels.

Non-qualified retirement benefits, included in the tables above, with obligations in excess of plan assets were as follows:

In thousands	2010	2009
Projected benefit obligation	$29,718	$28,054
Accumulated benefit obligation	$28,178	$26,893
Fair value of plan assets	$—	$—

In total, the qualified pension plans have a projected benefit obligation in excess of the fair value of plan assets as of year-end 2010.

Net periodic benefit income of the pension and other postretirement benefit plans included the following components:

	Pension benefits
In thousands	2010	2009
Service cost	$4,996	$4,970
Interest cost	17,454	17,320
Expected return on plan assets	(25,473)	(25,883)
Amortization of prior year service cost	(744)	(744)
Amortization of net actuarial loss	37	—

Net periodic benefit income	$(3,730)	$(4,337)

	Postretirement benefits
In thousands	2010	2009
Service cost	$7	$8
Interest cost	104	124
Amortization of prior year service cost	(277)	(277)
Amortization of net actuarial loss	18	24

Net periodic benefit income	$(148)	$(121)

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Assumptions

Weighted-average assumptions used to determine end of year benefit obligations are as follows:

	Pension benefits		Postretirement benefits
	2010	2009	2010	2009
Discount rate:
Jostens	5.75%	6.00%	5.75%	6.00%
Lehigh	5.75%	6.00%	N/A	N/A
Rate of compensation increase:
Jostens	5.50%	5.50%	N/A	N/A
Lehigh	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension benefits		Postretirement benefits
	2010	2009	2010	2009
Discount rate:
Jostens	6.00%	6.50%	6.00%	6.50%
Lehigh	6.00%	6.50%	N/A	N/A
Expected long-term rate of return on plan assets:
Jostens	9.00%/9.25%	9.00%/9.25%	N/A	N/A
Lehigh	9.25%	9.25%	N/A	N/A
Rate of compensation increase:
Jostens	5.50%	5.75%	N/A	N/A
Lehigh	2.50%	2.50%	N/A	N/A

Holdings employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with a proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Assumed health care cost trend rates are as follows:

	Postretirement benefits
	2010	2009
Health care cost trend rate assumed for next year	8.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2012

Assumed health care cost trend rates have some effect on the amounts reported for health care plans. For 2010, a one percentage point change in the assumed health care cost trend rates would have the following effects:

In thousands	Impact of 1% Increase	Impact of 1% Decrease
Effect on total of service and interest cost components	$6	$(5)
Effect on postretirement benefit obligation	$91	$(83)

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Plan Assets

The weighted-average asset allocations for the pension plans as of the measurement dates of January 1, 2011 and January 2, 2010, by asset category, are as follows:

Asset Category	2010	2009
Equity securities	70.2%	59.8%
Debt securities	29.8%	30.8%
Other	0.0%	9.4%

Total	100%	100%

For 2009, the other asset category represents the SEI Opportunity Collective Fund (the “Trust”) that has been established by SEI Trust Company (the “Trustee”) as a vehicle through which employee benefit plans may invest in hedged investment strategies. Investment in the Trust is open only to fiduciary-managed, Internal Revenue Code section 401(a) tax-qualified retirement plans or governmental retirement plans that are “accredited investors” under the Securities Act of 1933 and “qualified purchasers” under the Investment Company Act of 1940 (“Eligible Plans”). The Trustee anticipates that substantially all of the Trust’s assets will be invested in the SEI Offshore Opportunity Fund II, Ltd (the “Fund”), which, in turn, intends to invest in various private investment funds (“Hedge Funds”), many of which will pursue hedged investment strategies. The Offshore II Fund’s objective is to seek to achieve an attractive risk-adjusted return with moderate volatility and moderate directional market exposure over a full market cycle.

Since 2007, Holdings’ pension plans have been managed by SEI, a portfolio manager. A total return investment approach is employed under which a mix of equities, fixed income and other investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of investments within each category. Furthermore, equity investments are diversified across U.S. and non-U.S. securities.

The fair values of the defined benefit assets at January 1, 2011, by asset class are as follows:

In thousands	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Market for Identical Assets Level 1 (11)	Significant Other Observable Input Level 2 (11)	Significant Unobservable Inputs Level 3 (11)
	January 1, 2011
Equity Securities
Large Cap Disciplined (1)	$96,005	$96,005	$—	$—
Small/ Mid Cap (2)	26,573	26,573	—	—
Intl/ World Equity (3)	64,515	64,515	—	—
Collective Fund (4)	2,273	2,273	—	—
Debt Securities
Long Duration Fund (5)	67	67	—	—
High Yield Bond Fund (6)	21,572	21,572	—	—
Emerging Markets Debt (7)	13,384	13,384	—	—
Enhanced Libor (8)	45,454	45,454	—	—
Core Fixed Income (9)	7	7	—	—
Cash	(41)	(41)	—	—

Total	$269,809	$269,809	$—	$—

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The fair values of the defined benefit assets at January 2, 2010, by asset class are as follows:

In thousands	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Market for Identical Assets Level 1 (11)	Significant Other Observable Input Level 2 (11)	Significant Unobservable Inputs Level 3 (11)
	January 2, 2010
Equity Securities
Large Cap Disciplined (1)	$77,414	$77,414	$—	$—
Small/ Mid Cap (2)	19,459	19,459	—	—
Intl/ World Equity (3)	51,027	51,027	—	—
Debt Securities
Long Duration Fund (5)	41,030	41,030	—	—
High Yield Bond Fund (6)	21,004	21,004	—	—
Emerging Markets Debt (7)	12,097	12,097	—	—
Core Fixed Income (9)	2,090	2,090	—	—
Other
Hedge Funds of Funds (10)	23,380	—	—	23,380

Total	$247,501	$224,121	$—	$23,380

(1)	The fund invests in equity securities of large companies and in portfolio strategies designed to correlate to a portfolio composed of large-cap equity securities. The value is based on quoted prices in active markets.
(2)	The fund invests in equity securities of small-to-mid cap companies. The value is based on quoted prices in active markets.
(3)	The fund invests primarily in common stock and other equity securities located outside the United States. The value is based on quoted prices in active markets.
(4)	The fund is an escrow account that invests in a money market position and will become available after the fund financials as of 3/31/11 are complete.
(5)	The fund invests in other fixed-income securities, including U.S. agency, corporate and structured securities. The value is based on quoted prices in active markets.
(6)	The fund invests at least 80% of its net assets in high-yield fixed-income securities. The fund will invest primarily in fixed-income securities below investment grade, including corporate bonds and debentures, convertible and preferred securities and zero-coupon obligations. The value is based on quoted prices in active markets.
(7)	The fund will invest at least 80% of its net assets in fixed-income securities and emerging market issuers. The fund will invest primarily in U.S. dollar-denominated debt securities of government, government-related and corporate issuers in emerging-market countries, as well as entities organized to restructure the outstanding debt of such issuers. The value is based on quoted prices in active markets.
(8)	The fund invests primarily in a diversified portfolio of investment-grade and non-investment-grade fixed income securities, which may be fixed-, variable- or floating-rate obligations with no restrictions on maturity. The average portfolio duration of the fund will typically vary between zero and two years.
(9)	The fund invests in fixed-income funds which seek to provide current income consistent with the preservation of capital. The value is based on quoted prices in active markets.
(10)	The fund utilizes a combination of strategies including: credit hedging, convertible bond hedging, distressed debt, equity market neutral, long short equity, merger arbitrage, short biased, global macro, multi strategy, sovereign debt and mortgage hedging.
(11)	Refer to Note 7, Fair Value Measurements, for definitions of the three levels of fair value measurements.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following represents a rollforward of the hedge funds of funds:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Hedge Funds of Funds
Beginning Balance as of January 3, 2009	$22,693
Actual return on plan assets	687
Purchase, sales and settlements	—
Transfers in/out of Level 3	—

Ending Balance as of January 2, 2010	$23,380

Actual return on plan assets	(656)
Purchase, sales and settlements	(22,724)
Transfers in/out of Level 3	—

Ending Balance as of January 1, 2011	$—

Contributions

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008. There were no contributions required to be made under the plans for 2010. Due to the funded status and credit balances of the qualified plans, there are no projected contributions for 2011. The funded status of Holdings’ plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and regulatory requirements in effect from time to time. Holdings’ pension income associated with the pension plans will decrease and the pension expense and cash contributions associated with pension plans will increase in future periods. The total contributions expected to be paid in 2011 include $2.3 million to the nonqualified pension plans and $0.3 million to the postretirement benefit plans. The actual amount of contributions is dependent upon the actual return on plan assets and actual disbursements from the postretirement benefit and nonqualified pension plans.

Benefit Payments

Estimated benefit payments under the pension and postretirement benefit plans are as follows:

In thousands	Pension benefits	Postretirement benefits
2011	$16,836	$264
2012	17,498	256
2013	18,560	233
2014	19,357	230
2015	19,952	211
2016 through 2020	110,157	755

Total estimated payments	$202,360	$1,949

401(k) Plans

Holdings has 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements. Under certain of the plans, Holdings provides a matching contribution on

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

amounts contributed by employees, limited to a specific amount of compensation that varies among the plans. In some instances, Holdings has provided discretionary profit sharing contributions in the past and may do so in the future. The aggregate matching and other contributions were $6.0 million for 2010, $6.1 million for 2009 and $6.0 million for 2008.

On October 1, 2007, the Visant 401(k) Retirement Savings Plan was amended to allow for the participation of individuals employed by Memory Book Acquisition LLC. On January 3, 2009, the Company merged the Visual Systems, Inc. Profit Sharing & 401(k) Plan into the Visant 401(k) Retirement Savings Plan. In addition, on January 3, 2009, the Company merged the Neff Company 401(k) Plan & Trust into the Lehigh Press Investment Opportunity Plan and renamed the Plan the Lehigh & Neff 401(k) Retirement Savings Plan.

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

On January 1, 2011, Rock Creek employees became eligible for the Lehigh & Neff 401(k) Retirement Savings Plan.

15.	Stock-based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdings. As of January 1, 2011, there were 288,010 shares in total available for grant under the 2003 Plan. The maximum grant to any one person shall not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return DLJMBP III’s equity investment in Holdco, all as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdco’s subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP funds or affiliated parties thereof, becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdco representing more than 51% of the total combined voting power of all classes of capital stock of Holdco (or its successor) normally entitled to vote for the election of directors of Holdco or (ii) the sale of all or substantially all of the property or assets of Holdco to any unaffiliated person or entity other than one of Holdco’s subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in a management stockholders agreement dated July 29, 2003, by and among Holdco and certain holders of the capital stock of Holdco. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information learned in their employment and certain non-competition obligations in connection with their receipt of options. All outstanding options to purchase Holdco common stock continued following the closing of the Transactions.

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established the 2004 Stock Option Plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock. As of January 1, 2011, there were 116,036 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of the Board of Directors and Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of January 1, 2011, there were 283,606 options vested under the 2004 Plan and 2,000 options unvested and subject to future vesting.

On March 1, 2010 and September 22, 2010, stockholders/optionholders received extraordinary cash distributions in respect of their shares or options issued under the 2003 Plan or the 2004 Plan. See below under Common Stock for additional information regarding the extraordinary cash distributions.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2008 LTIP

During 2008, Holdco implemented long-term phantom share incentive arrangements with certain key employees (the “2008 LTIP”). Under these arrangements, the employee was granted a target award based on a specified number of phantom share units, which provide for vesting on the basis of performance or time (and continued employment).

No participants in the 2008 LTIP, other than Jostens participants, vested in or received payments with respect to any award under the 2008 LTIP. During 2010, total payments of approximately $4.6 million were made to Jostens participants in respect of their vested awards under the 2008 LTIP in accordance with the plan.

2010 LTIP

During the first fiscal quarter of 2010, Holdco implemented long-term phantom share incentive arrangements with respect to certain key employees (the “2010 LTIP”). Under these arrangements, the applicable executive was granted a target award, based on a specified number of phantom share units, half of which vests on the basis of performance (and continued employment) and the other half of which vests on the basis of time (and continued employment), regardless of whether the respective performance target(s) are met. Except under certain conditions described below, if the respective performance or service target is not achieved, or the executive resigns or suffers a termination of employment by Holdco prior to the applicable date other than following a change in control, the applicable award is forfeited without payment. Each award also contains covenants with respect to confidentiality, noncompetition and nonsolicitation to which the executive is bound during his or her employment and for two years following termination of employment. The following summarizes the key terms of the various forms of 2010 LTIP awards.

Jostens. The awards granted to executives of the Jostens subsidiary are based on a two-year incentive period, and the performance award vests if Jostens achieves a trailing twelve months’ EBITDA target measured as of the last day of fiscal year 2011, subject to the applicable executive’s continued employment through such measurement date. The time award vests based solely on the basis of the applicable executive’s continued employment through the last day of fiscal year 2011.

In the case of the executive’s termination by Jostens without cause due to the elimination of the executive’s position as a result of a restructuring or due to the executive’s permanent disability or death, in each case occurring after fiscal year 2010 and prior to any change in control, 100% of the executive’s time award will vest and all other unvested awards will be forfeited without payment therefor. In the case of the executive’s termination by Jostens without cause or by the executive for good reason or due to the executive’s permanent disability or death within two years following a change in control and prior to the last day of fiscal year 2011, 100% of the executive’s time award will vest and (i) 50% of the executive’s performance award will vest if such termination occurs on or before the last day of fiscal year 2010, or (ii) 100% of the executive’s performance award will vest if such termination occurs after the last day of fiscal year 2010 but prior to the last day of fiscal year 2011.

Visant and Other Subsidiaries. The awards granted to executives of Visant and its subsidiaries (other than Jostens) are based on an 18-month incentive period and performance awards vest based on achievement of a trailing twelve months’ EBITDA target measured as of the last day of the second fiscal quarter of 2011 and, in the case of a certain subset of Visant’s subsidiaries, a portion of the performance awards vest based on the achievement of certain other performance targets as of such measurement date, in any event subject to the executive’s continued employment through the applicable measurement date, provided that if the respective performance target is achieved as of the last day of fiscal year 2010 or the last day of the first fiscal quarter of

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2011, the performance award applicable to such performance target will vest and become due and payable as of such earlier date. The time award vests solely on the basis of the executive’s continued employment through the last day of the second fiscal quarter of 2011.

In the case of an executive’s termination without cause or by the executive for good reason or due to the executive’s permanent disability or death within two years following a change in control and prior to the last day of the second fiscal quarter of 2011, 100% of the executive’s time award will vest. If such a termination occurred prior to September 30, 2010, 50% of the executive’s performance award would have become vested (regardless of whether the respective performance target(s) are met), but if the termination occurs after September 30, 2010, the executive will have the opportunity to become vested in either 50% or 100% of the performance award provided that an applicable portion of the respective EBITDA performance target has been achieved (measured as of the last day of the fiscal month ended closest to the date of the employee’s termination). If a minimum applicable portion of the EBITDA performance target is not achieved, the unvested performance award will be forfeited without payment therefor.

Subject to the applicable vesting conditions, awards are settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date (provided that following a change in control, the per share value of Class A Common Stock shall not be less than the price per share paid in respect of such common stock in the change in control) multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum as soon as practicable following the vesting event, and in any event not later than March 14th of the calendar year following the calendar year in which such vesting event occurred, provided that, for Messrs. Reisch and Carousso and Ms. Hlavaty, payment with respect to a time award which vests in the ordinary course as of the last day of the second fiscal quarter of 2011 will not be due and payable until March 14, 2012, provided further, however, that in the event of a change in control which occurs prior to the last day of the second fiscal quarter of 2011, payments of any such vested time awards to Messrs. Reisch and Carousso and Ms. Hlavaty will be due and payable as soon as practicable on the earlier of the date of the executive’s termination without cause, by the executive for good reason or due to a permanent disability or death following the change in control or the last day of the second fiscal quarter of 2011 (so long as the executive continues to be employed on that date), and in the event of a change in control which occurs after the last day of the second fiscal quarter of 2011, payments for any such vested time awards to Messrs. Reisch and Carousso and Ms. Hlavaty will be due and payable on the earlier of the date of such change in control or the date on which the time award would otherwise be payable.

The terms “change in control”, “cause” and “good reason” are as defined in the 2010 LTIP agreements.

Common Stock

There is no established public market for the Holdco Class A Common Stock. The fair market value of the Class A Common Stock is established pursuant to the terms of the 2004 Plan and determined by a third party valuation, and the methodology to determine the fair market value under the equity incentive plans does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Fair value includes any premium for control or discount for minority interests or restrictions on transfers. Holdings used a discounted cash flow analysis and selected public company analysis to determine the enterprise value and share price for Holdings Class A Common Stock.

On February 26, 2010, the Board of Directors of Holdco declared an extraordinary cash distribution in the aggregate amount of $137.7 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $22.00 per share (the “February 2010 Distribution”) on Holdco’s outstanding common stock. The February 2010 Distribution was paid on March 1, 2010 to stockholders of record on February 26, 2010. The February 2010 Distribution was funded from cash on hand.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

On September 20, 2010, the Board of Directors of Holdco declared an extraordinary cash distribution in the aggregate amount of $517.0 million (inclusive of the dividend equivalent payment to holders of vested stock options) of $82.55 per share (the “September 2010 Distribution” and together with the February 2010 Distribution, the “Distributions”) on Holdco’s outstanding common stock. The September Distribution was paid on September 22, 2010 to stockholders of record on September 20, 2010 and was funded from the net proceeds of the 2010 Refinancing.

In connection with the Distributions, Holdco made cash payments to holders of vested stock options for the Common Stock granted pursuant to Holdco’s stock option plans. The cash payments on the vested stock options equaled (x) the product of (i) the number of shares of Holdco Class A Common Stock subject to such options outstanding on the applicable record date multiplied by (ii) the per share amount of the distribution, minus (y) any applicable withholding taxes. Holdco reduced the per share exercise price as permitted under the applicable equity incentive plans of any unvested options outstanding as of the applicable record date by the per share distribution amounts paid. The 2003 Plan and 2004 Plan and/or underlying stock option agreements contain provisions that provide for anti-dilutive protection in the case of certain extraordinary corporate transactions, such as the Distributions, and the incremental compensation cost, defined as the difference in the fair value of the award immediately before and after the Distributions, was calculated as zero. As a result of the above Distributions, no incremental compensation cost was recognized.

For the year ended January 1, 2011, January 2, 2010 and January 3, 2009, Holdco and Visant recognized total stock-based compensation expense of approximately $13.4 million, $1.3 million and $8.1 million, respectively, which is included in selling, general and administrative expenses.

During the year ended January 1, 2011, Holdco issued, subject to vesting, a total of 7,000 restricted shares of Class A Common Stock to one executive officer under the 2004 Plan. For the year ended January 2, 2010, there were no issuances of restricted shares.

As of January 1, 2011, $1.2 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of 2.8 years.

For the year ended January 1, 2011 and January 2, 2010, there were no issuances of stock options.

Stock Options

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted- average exercise price
Outstanding at January 2, 2010	299	$47.64
Exercised	(1)	$39.07
Granted	—	$—
Forfeited/expired.	(2)	$130.45
Cancelled	(1)	$169.15

Outstanding at January 1, 2011.	295	$46.64

Vested or expected to vest at January 1, 2011	295	$46.64

Exercisable at January 1, 2011	293	$45.32

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The exercise prices for options that were unvested as of the applicable record date have been adjusted to reflect the Distributions.

The weighted-average remaining contractual life of outstanding options at January 1, 2011 was approximately 4.2 years. As of January 1, 2011, $0.1 million of total unrecognized stock-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

LTIPs

The following table summarizes 2010 LTIP award activity for Holdings:

Units in thousands	2010 LTIP
Outstanding at January 2, 2010	—
Granted	114
Forfeited	(2)
Cancelled	—

Outstanding at January 1, 2011	112

Vested or expected to vest at January 1, 2011	81

As of January 1, 2011, $7.2 million of aggregate total unrecognized stock-based compensation expense related to the 2010 LTIP is expected to be recognized over a weighted-average period of 0.7 years.

16.	Business Segments

Holdings’ three reportable segments consist of:

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

Scholastic

The Scholastic segment provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, we target the school channel and primarily serve U.S. high schools, colleges and universities, marketing and selling products to students and administrators. Jostens relies on a network of independent sales representatives to sell its scholastic products. Jostens provides customer service in the marketing and sale of class rings and certain other graduation products,

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

which often involves a high degree of customization. Jostens also provides ongoing warranty service on its class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets. Since the acquisition of Neff, a single source provider of custom award programs and apparel, in March 2007, and the Company’s subsequent acquisitions in 2009 and 2010 in the varsity jacket business we also market, manufacture and sell an array of additional scholastic products, including chenille letters, letter jackets, mascot mats, plaques and sports apparel in schools and through a dealer network.

Memory Book

Jostens provides services in conjunction with the publication, marketing, sale and production of memory books, and related products that help people tell their stories and chronicle important events. Jostens’ strong brand recognition is deeply rooted in its school-by-school relationships and in its consistent ability to deliver high quality products and services and innovate to meet market demands. Jostens primarily services U.S. high schools, colleges, universities, elementary and middle schools. Jostens generates the majority of its revenues from high school accounts. Jostens’ independent sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of online layout and editorial tools to assist the schools in the publication of the yearbook. With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis. Jostens also offers online memory book products and related services, enabling the consumer to create personal, hard or soft-cover memory books to chronicle important events and memories.

Marketing and Publishing Services

The Marketing and Publishing Services segment includes operations in sampling, direct marketing and publishing services. The sampling operations provide services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments. With over a 100-year history, Arcade pioneered the leading ScentStrip® product in 1980. Since then, we have developed an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various conventional and on-line marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. The direct marketing operations specialize in high-quality, in-line printed products and can accommodate large marketing projects with a wide range of dimensional printed products and in-line finishing production, data processing and mailing services. The products range from conventional direct marketing pieces to integrated offerings with data collection and tracking features. The personalized imaging capabilities can offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts. The publishing services business produces book components, including book covers and jackets, and employs specialized techniques to create highly decorated covers. The Company has long-standing relationships with many customers in this segment, including the world’s leading fragrance purveyors and educational and trade publishers.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table presents information of Holdings by business segment:

In thousands	2010	2009	2008
Net sales
Scholastic	$469,730	$462,718	$472,405
Memory Book	375,866	386,848	393,309
Marketing and Publishing Services	395,310	406,032	501,374
Inter-segment eliminations	(19)	(273)	(1,528)

	$1,240,887	$1,255,325	$1,365,560

Operating income
Scholastic	$25,607	$44,940	$36,744
Memory Book	116,527	105,274	99,090
Marketing and Publishing Services	55,612	50,354	66,437

	$197,746	$200,568	$202,271

Interest, net
Scholastic	$50,781	$42,323	$44,414
Memory Book	40,264	35,639	36,943
Marketing and Publishing Services	42,273	35,396	43,894

	$133,318	$113,358	$125,251

Depreciation and Amortization
Scholastic	$31,879	$29,198	$27,850
Memory Book	39,164	38,989	38,430
Marketing and Publishing Services	33,537	34,358	36,738

	$104,580	$102,545	$103,018

Capital expenditures
Scholastic	$9,831	$11,099	$9,825
Memory Book	22,295	13,633	17,750
Marketing and Publishing Services	18,097	21,406	24,777

	$50,223	$46,138	$52,352

Goodwill
Scholastic	$309,927	$305,806	$305,806
Memory Book	391,614	391,553	391,407
Marketing and Publishing Services	306,958	306,958	308,801

	$1,008,499	$1,004,317	$1,006,014

Intangible assets
Scholastic	$163,355	$176,124	$190,643
Memory Book	186,706	206,925	228,182
Marketing and Publishing Services	153,748	167,581	183,637

	$503,809	$550,630	$602,462

Total assets
Scholastic	$696,613	$690,950	$706,107
Memory Book	772,414	794,705	822,254
Marketing and Publishing Services	708,859	712,043	775,349

	$2,177,886	$2,197,698	$2,303,710

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table presents information of the Company by business segment:

In thousands	2010	2009	2008
Net sales
Scholastic	$469,730	$462,718	$472,405
Memory Book	375,866	386,848	393,309
Marketing and Publishing Services	395,310	406,032	501,374
Inter-segment eliminations	(19)	(273)	(1,528)

	$1,240,887	$1,255,325	$1,365,560

Operating income
Scholastic	$25,635	$45,529	$39,731
Memory Book	116,549	105,767	101,565
Marketing and Publishing Services	55,637	50,862	69,509

	$197,821	$202,158	$210,805

Interest, net
Scholastic	$34,812	$20,837	$24,764
Memory Book	27,657	17,638	20,662
Marketing and Publishing Services	28,824	16,814	23,684

	$91,293	$55,289	$69,110

Depreciation and Amortization
Scholastic	$31,879	$29,198	$27,850
Memory Book	39,164	38,989	38,430
Marketing and Publishing Services	33,537	34,358	36,738

	$104,580	$102,545	$103,018

Capital expenditures
Scholastic	$9,831	$11,099	$9,825
Memory Book	22,295	13,633	17,750
Marketing and Publishing Services	18,097	21,406	24,777

	$50,223	$46,138	$52,352

Goodwill
Scholastic	$309,927	$305,806	$305,806
Memory Book	391,614	391,553	391,407
Marketing and Publishing Services	306,958	306,958	308,801

	$1,008,499	$1,004,317	$1,006,014

Intangible assets
Scholastic	$163,355	$176,124	$190,643
Memory Book	186,706	206,925	228,182
Marketing and Publishing Services	153,748	167,581	183,637

	$503,809	$550,630	$602,462

Total assets
Scholastic	$683,727	$687,083	$700,897
Memory Book	762,240	791,465	817,938
Marketing and Publishing Services	698,008	708,699	769,990

	$2,143,975	$2,187,247	$2,288,825

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Net sales are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates. No single customer accounted for more than 10% of revenue in 2010, 2009 and 2008.

The following table presents net sales by class of similar products and certain geographic information for Holdings and the Company:

In thousands	2010	2009	2008
Net sales by classes of similar products
Memory book and yearbook products and services	$375,866	$386,783	$391,981
Class ring and jewelry products	208,347	208,260	219,407
Graduation and affinity products	261,383	254,458	252,998
Sampling products and services	146,757	139,506	191,546
Direct marketing products and services	116,425	111,460	135,130
Book components	132,109	154,858	174,498

	$1,240,887	$1,255,325	$1,365,560

Net sales by geographic area
United States	$1,164,100	$1,186,840	$1,282,852
Canada	33,777	25,053	26,292
France	18,715	13,097	23,912
Other	24,295	30,335	32,504

	$1,240,887	$1,255,325	$1,365,560

Net property, plant and equipment and intangible assets by geographic area
United States	$1,719,293	$1,763,717	$1,828,760
Other, primarily Canada	7,466	2,062	1,478

	$1,726,759	$1,765,779	$1,830,238

17.	Common Stock

Holdco’s common stock, $0.01 par value per share, consists of Class A and Class C common stock. Holdco’s charter also authorizes the issuance of non-voting Class B common stock, but currently no such shares are outstanding. Holders of Class A common stock are entitled to one vote for each share held for any matter coming before the stockholders of Holdco. The holder of the share of Class C common stock is entitled to a number of votes for any matter coming before the stockholders of Holdco equal to:

(i)	initially, the excess of (x) 50% percent of all votes entitled to be cast by holders of outstanding common stock for any matter coming before the stockholders of Holdco, over (y) the percentage of all votes entitled to be cast by the initial holder of the share of Class C common stock together with any permitted transferees of the initial holder, for any matter coming before the stockholders of Holdco by virtue of the shares of Class A common stock acquired by the initial holder pursuant to the Contribution Agreement, dated July 21, 2004, between Holdco and the initial holder, such excess determined based on the shares of common stock issued and outstanding immediately prior to October 4, 2004, giving effect to any shares of common stock acquired by the initial holder pursuant to the Contribution Agreement at the closing thereunder; and

(ii)

thereafter, the number of votes will be permanently reduced to an amount equal to the excess, if any, of (x) 50% percent of all votes entitled to be cast by holders of outstanding common stock for any matter

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

coming before the stockholders of Holdco (as reduced by any shares of Class A common stock of Holdco issued on the date of the closing under the Contribution Agreement or thereafter to any person other than the initial holder), over (y) the percentage of all votes entitled to be cast by the initial holder, together with its transferees, for any matter coming before the stockholders of Holdco by virtue of the shares of Class A common stock then held by the initial holder, together with its transferees, not to exceed the percentage voting interest attributed to such share pursuant to clause (i) above; and

(iii)	if the share of Class C common stock is transferred by the initial holder (or its permitted transferee) to any person other than a permitted transferee of the initial holder, the share of Class C Common Stock will entitle the holder to the same voting rights as the share of Class C common stock entitled the holder immediately prior to the transfer.

The share of Class C common stock will at all times entitle the holder to at least one vote on any matter coming before the stockholders of Holdco. In addition, the share of Class C common stock will automatically convert into one fully-paid and non-assessable share of Class A common stock (1) upon the consummation of an initial public offering or (2) upon the first occurrence that the share of Class C common stock is entitled to only one vote for any matter coming before the stockholders of Holdco, as more fully provided by the certificate of incorporation.

18.	Related Party Transactions

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, Holdco entered into a stockholders agreement (the “2004 Stockholders Agreement”) with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things:

•

the right of each of the Investor Entities to designate a certain number of directors to Holdco’s board of directors for so long as they hold a certain amount of Holdco’s common stock. Of the eight members of Holdco’s board of directors, KKR and DLJMBP III each has the right to designate four of Holdco’s directors (currently three KKR and three DLJMBP III designees serve on Holdco’s board) with our Chief Executive Officer and President, Marc L. Reisch, as chairman;

•

certain limitations on the transfer of Holdco’s common stock held by the Investor Entities for a period of four years after the completion of the Transactions, after which, if Holdco has not completed an initial public offering, any Investor Entity wishing to sell any of Holdco common stock held by it must first offer to sell such stock to Holdco and the other Investor Entities, provided that, if Holdco completes an initial public offering during the four years after the completion of the Transactions, any Investor Entity may sell pursuant to its registration rights as described below;

•	a consent right for the Investor Entities with respect to certain corporate actions;

•

the ability of the Investor Entities to “tag-along” their shares of Holdco’s common stock to sales by any other Investor Entity, and the ability of the Investor Entities to “drag-along” Holdco’s common stock held by the other Investor Entities under certain circumstances;

•	the right of the Investor Entities to purchase a pro rata portion of all or any part of any new securities offered by Holdco; and

•	a restriction on the ability of the Investor Entities and certain of their affiliates to own, operate or control a business that competes with Holdings, subject to certain exceptions.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Pursuant to the 2004 Stockholders Agreement, an aggregate transaction fee of $25.0 million was paid to the Sponsors upon the closing of the Transactions.

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $3.5 million for the year ended January 1, 2011 and $3.4 million for each of the years ended January 2, 2010 and January 3, 2009. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, Holdco entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco’s common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of Holdings’ businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred approximately $0.4 million in fiscal 2010 for services provided by KKR Capstone. There were no services rendered or payments made for the year ended January 2, 2010. The Company paid approximately $0.5 million in 2008 for the services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

Certain of the lenders under the New Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

An affiliate of Credit Suisse Securities (USA) LLC acted as an agent and was a lender under the Old Credit Facilities and received a portion of the proceeds from the Refinancing. Affiliates of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC act as lenders and/or as agents under the New Credit Facilities and were initial purchasers of the outstanding notes, for which they received and will receive customary fees and expenses and are indemnified by the Company against certain liabilities. Each of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC is an affiliate of one of the Sponsors.

The Company is party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which the Company may avail ourselves of the terms and conditions of the CoreTrust purchasing organization. In addition to other vendors the Company purchases from under the CoreTrust group purchasing program, beginning in 2010 the Company avails itself of a prescription drug benefit program and related services through the CoreTrust program. An affiliate of KKR is party to an agreement with CoreTrust

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

which permits certain KKR affiliates, including Visant, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by the Company and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

The Company participates in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between the Company and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of Visant’s and Holdco’s board of directors, is a director of First Data. Based on the applicable guidance, the Company records its portion of the profits from such “collaborative arrangement” as revenue. The Company is not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data is the “principal participant” in the “collaborative arrangement”. For the year ended January 1, 2011, the amount of revenue that the Company recognized through this arrangement was not material to the financial statements. The Company did not recognize any revenue through this arrangement for the year ended January 2, 2010.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant, Holdco, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMBP Funds”) and certain of the DLJMBP Funds’ co-investors entered into a stock purchase and stockholders’ agreement (the “Syndicate Stockholders Agreement”), pursuant to which the DLJMBP Funds sold to the co-investors shares of: (1) the Class A Common Stock, (2) Holdco’s Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock, which has since been repurchased.

The Syndicate Stockholders Agreement contains provisions which, among other things:

•	restrict the ability of the syndicate stockholders to make certain transfers;

•	grant the co-investors certain board observation and information rights;

•	provide for certain tag-along and drag-along rights;

•

grant preemptive rights to the co-investors to purchase a pro rata share of any new shares of common stock issued by Visant, Holdco or Jostens to any of the DLJMBP Funds or their successors prior to an initial public offering; and

•	give the stockholders piggyback registration rights in the event of a public offering in which the DLJMBP Funds sell shares.

Management Stockholders Agreement

In July 2003, Holdco, the DLJMBP Funds and certain members of management entered into a stockholders’ agreement that contains certain provisions which, among other things:

•	restrict the ability of the management stockholders to transfer their shares;

•	provide for certain tag-along and drag-along rights;

•	provide certain call and put rights;

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

•

grant preemptive rights to the management stockholders to purchase a pro rata share of any new shares of common stock issued by Visant, Holdco or Jostens to any of the DLJMBP Funds or their successors prior to an initial public offering;

•	grant the DLJMBP Funds six demand registration rights; and

•	give the stockholders piggyback registration rights in the event of a public offering in which the DLJMBP Funds sell shares.

Other

For a description of the management stockholder’s agreements and sale participation agreements entered into with certain members of management in connection with the Transactions, see matters set forth under Item 11. Executive Compensation.

19.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the New Credit Facilities and the New Senior Notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,251,535	$60,200	$(70,848)	$1,240,887
Cost of products sold	—	611,214	36,299	(70,663)	576,850

Gross profit	—	640,321	23,901	(185)	664,037
Selling and administrative expenses	4,751	439,652	16,824	—	461,227
Loss on sale of assets	—	269	—	—	269
Special charges	—	4,298	422	—	4,720

Operating (loss) income	(4,751)	196,102	6,655	(185)	197,821
Loss on repurchase and redemption of debt	9,693	—	—	—	9,693

(Loss) income before interest and taxes	(14,444)	196,102	6,655	(185)	188,128
Net interest expense	88,853	54,919	36	(52,515)	91,293

(Loss) income before income taxes	(103,297)	141,183	6,619	52,330	96,835
(Benefit from) provision for income taxes	(18,896)	59,035	601	(72)	40,668

(Loss) income from operations	(84,401)	82,148	6,018	52,402	56,167
Equity (earnings) in subsidiary, net of tax	(140,568)	(6,018)	—	146,586	—

Net income	$56,167	$88,166	$6,018	$(94,184)	$56,167

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,225,182	$51,567	$(21,424)	$1,255,325
Cost of products sold	—	579,219	30,936	(21,372)	588,783

Gross profit	—	645,963	20,631	(52)	666,542
Selling and administrative expenses	—	437,118	14,185	—	451,303
Gain on disposal of fixed assets	—	(1,405)	—	—	(1,405)
Special charges	(1)	14,465	22	—	14,486

Operating income	1	195,785	6,424	(52)	202,158
Net interest expense	67,193	41,815	173	(53,892)	55,289

(Loss) income before income taxes	(67,192)	153,970	6,251	53,840	146,869
(Benefit from) provision for income taxes	(4,244)	59,412	1,061	(20)	56,209

(Loss) income from operations	(62,948)	94,558	5,190	53,860	90,660
Equity (earnings) loss in subsidiary, net of tax	(153,608)	(5,190)	—	158,798	—

Net income	$90,660	$99,748	$5,190	$(104,938)	$90,660

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,319,127	$67,438	$(21,005)	$1,365,560
Cost of products sold	—	654,270	42,633	(21,102)	675,801

Gross profit	—	664,857	24,805	97	689,759
Selling and administrative expenses	156	445,764	17,643	—	463,563
Loss on disposal of fixed assets	—	958	—	—	958
Special charges	121	11,176	3,136	—	14,433

Operating (loss) income	(277)	206,959	4,026	97	210,805
Net interest expense	73,110	57,615	70	(61,685)	69,110

(Loss) income before income taxes	(73,387)	149,344	3,956	61,782	141,695
(Benefit from) provision for income taxes	(4,820)	58,029	1,400	38	54,647

(Loss) income from operations	(68,567)	91,315	2,556	61,744	87,048
Equity (earnings) loss in subsidiary, net of tax	(155,615)	(2,556)	—	158,171	—

Net income	$87,048	$93,871	$2,556	$(96,427)	$87,048

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$46,794	$8,098	$5,305	$—	$60,197
Accounts receivable, net	1,307	104,973	5,960	—	112,240
Inventories	—	98,897	3,856	(307)	102,446
Salespersons overdrafts, net	—	29,592	1,027	—	30,619
Prepaid expenses and other current assets	1,416	16,531	348	—	18,295
Intercompany receivable	379	12,331	—	(12,710)	—
Deferred income taxes	2,932	17,983	139	—	21,054

Total current assets	52,828	288,405	16,635	(13,017)	344,851
Property, plant and equipment, net	324	213,306	821	—	214,451
Goodwill	—	983,904	24,595	—	1,008,499
Intangibles, net	—	493,305	10,504	—	503,809
Deferred financing costs, net	50,174	—	—	—	50,174
Deferred income taxes	—	—	2,690	—	2,690
Intercompany receivable	1,127,989	504,988	52,879	(1,685,856)	—
Other assets	2,184	11,533	72	—	13,789
Investment in subsidiaries	838,540	90,252	—	(928,792)	—
Prepaid pension costs	—	5,712	—	—	5,712

	$2,072,039	$2,591,405	$108,196	$(2,627,665)	$2,143,975

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$5,676	$43,782	$2,270	$—	$51,728
Accrued employee compensation	6,834	21,776	2,238	—	30,848
Customer deposits	—	175,042	8,266	—	183,308
Commissions payable	—	21,161	804	—	21,965
Income taxes payable	25,686	2,174	1,536	(119)	29,277
Interest payable	37,815	99	—	—	37,914
Current portion of long-term debt and capital leases	12,513	3,740	7	—	16,260
Intercompany payable	7,879	3,757	1,074	(12,710)	—
Other accrued liabilities	7,046	24,671	627	—	32,344

Total current liabilities	103,449	296,202	16,822	(12,829)	403,644
Long-term debt and capital leases, less current maturities	1,960,675	11,787	7	—	1,972,469
Intercompany payable	504,866	1,181,178	—	(1,686,044)	—
Deferred income taxes	(11,979)	193,659	—	—	181,680
Pension liabilities, net	606	53,067	—	—	53,673
Other noncurrent liabilities	24,434	16,972	1,115	—	42,521

Total liabilities	2,582,051	1,752,865	17,944	(1,698,873)	2,653,987
Mezzanine equity	145	—	—	—	145
Stockholders’ (deficit) equity	(510,157)	838,540	90,252	(928,792)	(510,157)

	$2,072,039	$2,591,405	$108,196	$(2,627,665)	$2,143,975

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$98,340	$3,825	$10,928	$—	$113,093
Accounts receivable, net	1,611	105,819	5,844	—	113,274
Inventories	—	100,879	1,992	(122)	102,749
Salespersons overdrafts, net	—	27,551	967	—	28,518
Prepaid expenses and other current assets	1,914	16,025	303	—	18,242
Intercompany receivable	647	12,207	—	(12,854)	—
Deferred income taxes	(440)	14,908	53	—	14,521

Total current assets	102,072	281,214	20,087	(12,976)	390,397
Property, plant and equipment, net	499	210,278	55	—	210,832
Goodwill	—	982,212	22,105	—	1,004,317
Intangibles, net	—	541,366	9,264	—	550,630
Deferred financing costs, net	12,484	—	—	—	12,484
Intercompany receivable	1,053,724	375,902	48,497	(1,478,123)	—
Other assets	1,496	12,158	78	—	13,732
Investment in subsidiaries	752,596	84,461	—	(837,057)	—
Prepaid pension costs	—	4,855	—	—	4,855

	$1,922,871	$2,492,446	$100,086	$(2,328,156)	$2,187,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$—	$196	$—	$—	$196
Accounts payable	2,410	43,027	2,580	—	48,017
Accrued employee compensation and related taxes	8,351	32,183	2,021	—	42,555
Customer deposits	—	175,633	8,342	—	183,975
Commissions payable	—	21,204	752	—	21,956
Income taxes (receivable) payable	(1,211)	1,271	1,630	(47)	1,643
Interest payable	10,292	166	—	—	10,458
Current portion of long-term debt and capital leases	6	1,849	7	—	1,862
Intercompany payable (receivable)	4,983	7,965	(93)	(12,855)	—
Other accrued liabilities	152	28,748	571	—	29,471

Total current liabilities	24,983	312,242	15,810	(12,902)	340,133
Long-term debt and capital leases, less current maturities	816,510	7,908	13	—	824,431
Intercompany payable	328,785	1,149,412	—	(1,478,197)	—
Deferred income taxes	(10,048)	198,281	(198)	—	188,035
Pension liabilities, net	675	55,080	—	—	55,755
Other noncurrent liabilities	22,164	16,927	—	—	39,091

Total liabilities	1,183,069	1,739,850	15,625	(1,491,099)	1,447,445
Stockholders’ equity	739,802	752,596	84,461	(837,057)	739,802

	$1,922,871	$2,492,446	$100,086	$(2,328,156)	$2,187,247

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$56,167	$88,166	$6,018	$(94,184)	$56,167
Other cash (used in) provided by operating activities	(17,216)	81,238	(9,638)	94,184	148,568

Net cash provided by (used in) operating activities	38,951	169,404	(3,620)	—	204,735
Purchases of property, plant and equipment	—	(50,108)	(115)	—	(50,223)
Additions to intangibles	—	(1,039)	—	—	(1,039)
Proceeds from sale of property and equipment	—	751	—	—	751
Acquisition of businesses, net of cash acquired	—	(9,896)	—	—	(9,896)
Other investing activities, net	—	9	—	—	9

Net cash used in investing activities	—	(60,283)	(115)	—	(60,398)
Short-term borrowings	329,400	—	—	—	329,400
Short-term repayments	(329,400)	—	—	—	(329,400)
Repayment of long-term debt and capital leases	(820,721)	(2,916)	(561)	—	(824,198)
Proceeds from issuance of long-term debt	1,975,000	8,234	—	—	1,983,234
Intercompany payable (receivable)	111,217	(111,217)	—	—	—
Distribution to shareholder	(1,303,731)	—	—	—	(1,303,731)
Debt financing costs and related expenses	(52,262)	—	—	—	(52,262)
Other financing activities	—	1,051	(1,051)	—	—

Net cash used in financing activities	(90,497)	(104,848)	(1,612)	—	(196,957)
Effect of exchange rate changes on cash and cash equivalents	—	—	(276)	—	(276)

(Decrease) increase in cash and cash equivalents	(51,546)	4,273	(5,623)	—	(52,896)
Cash and cash equivalents, beginning of period	98,340	3,825	10,928	—	113,093

Cash and cash equivalents, end of period	$46,794	$8,098	$5,305	$—	$60,197

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$90,660	$99,748	$5,190	$(104,938)	$90,660
Other cash (used in) provided by operating activities	(109,842)	119,575	(1,596)	108,293	116,430

Net cash (used in) provided by operating activities	(19,182)	219,323	3,594	3,355	207,090
Purchases of property, plant and equipment	—	(46,136)	(2)	—	(46,138)
Additions to intangibles	—	(917)	—	—	(917)
Proceeds from sale of property and equipment	—	3,491	—	—	3,491
Acquisition of business, net of cash acquired	1,432	(2,301)	—	—	(869)

Net cash provided by (used in) investing activities	1,432	(45,863)	(2)	—	(44,433)
Short-term (repayments) borrowings	(137,000)	1,069	—	—	(135,931)
Repayment of long-term debt and capital leases	—	(71)	(7)	—	(78)
Proceeds from issuance of long-term debt	—	8,394	—	—	8,394
Intercompany payable (receivable)	189,839	(186,484)	—	(3,355)	—
Distribution to shareholder	(36,569)	—	—	—	(36,569)
Debt financing costs and related expenses	(2,697)	(44)	(43)	—	(2,784)
Other financing activities	—	1,002	(1,002)		—

Net cash provided by (used in) financing activities	13,573	(176,134)	(1,052)	(3,355)	(166,968)
Effect of exchange rate changes on cash and cash equivalents	—	—	(197)	—	(197)

(Decrease) increase in cash and cash equivalents	(4,177)	(2,674)	2,343	—	(4,508)
Cash and cash equivalents, beginning of period	102,517	6,499	8,585	—	117,601

Cash and cash equivalents, end of period	$98,340	$3,825	$10,928	$—	$113,093

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$87,048	$93,871	$2,556	$(96,427)	$87,048
Other cash (used in) provided by operating activities	(44,254)	89,244	751	88,392	134,133

Net cash provided by operating activities	42,794	183,115	3,307	(8,035)	221,181
Purchases of property, plant and equipment	—	(52,333)	(19)	—	(52,352)
Additions to intangibles	—	(1,799)	—	—	(1,799)
Proceeds from sale of property and equipment	—	1,779	12	—	1,791
Acquisition of business, net of cash acquired	(222,949)	1,349	—	—	(221,600)
Other investing activities, net	1	(342)	—	—	(341)

Net cash used in investing activities	(222,948)	(51,346)	(7)	—	(274,301)
Book overdrafts	—	(941)	—	—	(941)
Short-term borrowings (repayments)	137,000	—	(714)	—	136,286
Intercompany payable (receivable)	128,168	(136,203)	—	8,035	—
Distribution to shareholder	(23,224)	—	—	—	(23,224)
Other financing activities, net	—	1,059	(1,059)	—	—

Net cash provided by (used in) financing activities	241,944	(136,085)	(1,773)	8,035	112,121
Effect of exchange rate changes on cash and cash equivalents	—	—	(542)	—	(542)

Increase (decrease) in cash and cash equivalents	61,790	(4,316)	985	—	58,459
Cash and cash equivalents, beginning of period	40,727	10,815	7,600	—	59,142

Cash and cash equivalents, end of period	$102,517	$6,499	$8,585	$—	$117,601

20.	Subsequent Event

On March 1, 2011, Visant announced the completion of the repricing of its term loan facility under its senior secured credit facilities providing for the incurrence of new term loans in an aggregate principal amount of $1,246.9 million under Visant’s existing senior secured credit facilities, with the proceeds of the new term loans, together with cash on hand, being used to repay the existing senior secured term loans in full. The amended facility provides for an interest rate for each term loan based upon LIBOR or an alternative base rate (“ABR”) plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1% of the outstanding principal amount of the term loan facility along with certain other fees and expenses. A 1% prepayment premium will be payable in respect of subsequent repricing events, if any, occurring on or prior to March 1, 2012.

FINANCIAL STATEMENT SCHEDULE

Schedule II- Valuation and Qualifying Accounts

Visant Corporation and subsidiaries

	Allowance for uncollectible accounts (1)	Allowance for sales returns (2)	Salesperson overdraft reserve (1)
Balance, December 29, 2007	$3,304	$6,880	$9,969

Charged to expense	2,549	25,880	928
Deductions	1,545	24,737	2,753

Balance, January 3, 2009	$4,308	$8,023	$8,144

Charged to expense	2,219	24,486	2,875
Deductions	1,442	24,998	2,282

Balance, January 2, 2010	$5,085	$7,511	$8,737

Charged to expense	2,733	23,009	3,470
Deductions	2,747	23,404	740

Balance, January 1, 2011	$5,071	$7,116	$11,467

(1)	Deductions represent uncollectible accounts written off, net of recoveries
(2)	Deductions represent returns processed against reserve