Form 10-Q
period 2011-04-02
VISANT CORP
filed 2011-05-17
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.
333-120386	VISANT CORPORATION	90-0207604
(Incorporated in Delaware)
357 Main Street
Armonk, New York 10504
Telephone: (914) 595-8200

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☐  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 9, 2011, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly owned by Visant Holding Corp.).

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months.

FILING FORMAT

This Quarterly Report on Form 10-Q is being filed by Visant Corporation (“Visant”). Unless the context indicates otherwise, any reference in this report to the “Company”, “we”, “our” or “us” refers to Visant together with its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
In thousands	April 2, 2011	April 3, 2010
Net sales	$250,738	$266,029
Cost of products sold	119,903	128,811

Gross profit	130,835	137,218
Selling and administrative expenses	116,685	113,875
Gain on disposal of fixed assets	(61)	(71)
Special charges	2,763	1,466

Operating income	11,448	21,948
Interest expense, net	42,599	13,521

(Loss) income before income taxes	(31,151)	8,427
(Benefit from) provision for income taxes	(12,677)	3,024

Net (loss) income	$(18,474)	$5,403

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	April 2, 2011	January 1, 2011
ASSETS
Cash and cash equivalents	$25,165	$60,197
Accounts receivable, net	117,527	112,240
Inventories	132,173	102,446
Salespersons overdrafts, net of allowance of $11,918 and $11,467, respectively	29,914	30,619
Prepaid expenses and other current assets	22,428	18,295
Deferred income taxes	21,123	21,054

Total current assets	348,330	344,851

Property, plant and equipment	485,052	477,746
Less accumulated depreciation	(274,577)	(263,295)

Property, plant and equipment, net	210,475	214,451
Goodwill	1,008,644	1,008,499
Intangibles, net	490,368	503,809
Deferred financing costs, net	61,153	50,174
Deferred income taxes	2,795	2,690
Other assets	13,899	13,789
Prepaid pension costs	5,712	5,712

Total assets	$2,141,376	$2,143,975

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$52,565	$51,728
Accrued employee compensation and related taxes	31,894	30,848
Commissions payable	30,127	21,965
Customer deposits	239,557	183,308
Income taxes payable	13,697	29,277
Current portion of long-term debt and capital leases	16,323	16,260
Interest payable	977	37,914
Other accrued liabilities	35,207	32,344

Total current liabilities	420,347	403,644

Long-term debt and capital leases - less current maturities	1,969,166	1,972,469
Deferred income taxes	182,325	181,680
Pension liabilities, net	53,301	53,673
Other noncurrent liabilities	44,356	42,521

Total liabilities	2,669,495	2,653,987

Mezzanine equity	252	145
Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at April 2, 2011 and January 1, 2011	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at April 2, 2011 and January 1, 2011	—	—
Additional paid-in-capital	67	54
Accumulated deficit	(499,089)	(480,615)
Accumulated other comprehensive loss	(29,349)	(29,596)

Total stockholder’s deficit	(528,371)	(510,157)

Total liabilities, mezzanine equity and stockholder’s deficit	$2,141,376	$2,143,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	April 2, 2011	April 3, 2010
Net (loss) income	$(18,474)	$5,403
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	12,466	11,250
Amortization of intangible assets	13,889	14,684
Amortization of debt discount, premium and deferred financing costs	2,463	1,325
Other amortization	110	130
Deferred income taxes	884	(4,438)
Gain on disposal of fixed assets	(61)	(71)
Stock-based compensation	2,512	—
Loss on asset impairments	1,352	140
Other	3,791	—
Changes in assets and liabilities:
Accounts receivable	(4,664)	(717)
Inventories	(29,470)	(28,225)
Salespersons overdrafts	761	(1,606)
Prepaid expenses and other current assets	(4,175)	(5,700)
Accounts payable and accrued expenses	4,538	(3,574)
Customer deposits	55,824	54,713
Commissions payable	8,135	9,318
Income taxes payable	(15,622)	4,078
Interest payable	(36,938)	(9,106)
Other	911	(1,486)

Net cash (used in) provided by operating activities	(1,768)	46,118

Purchases of property, plant and equipment	(12,845)	(16,839)
Proceeds from sale of property and equipment	181	193
Acquisition of business, net of cash acquired	—	(4,647)
Additions to intangibles	(66)	(269)

Net cash used in investing activities	(12,730)	(21,562)

Short-term borrowings	—	56,000
Short-term repayments	—	(49,500)
Repayment of long-term debt and capital lease obligations	(4,031)	(467)
Proceeds from issuance of long-term debt and capital leases	—	3,728
Distribution to stockholder	—	(137,715)
Debt financing costs and related expenses	(16,540)	—

Net cash used in financing activities	(20,571)	(127,954)

Effect of exchange rate changes on cash and cash equivalents	37	(15)

Decrease in cash and cash equivalents	(35,032)	(103,413)
Cash and cash equivalents, beginning of period	60,197	113,093

Cash and cash equivalents, end of period	$25,165	$9,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Visant Holding Corp.’s (“Holdco”) outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. As of April 2, 2011, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of April 2, 2011, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Visant and its subsidiaries are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Visant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $1.9 million and $1.6 million for the quarters ended April 2, 2011 and April 3, 2010, respectively.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year. The total net warranty costs on rings were $1.4 million and $1.5 million for the quarterly periods ended April 2, 2011 and April 3, 2010, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million as of each of April 2, 2011 and January 1, 2011.

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. Visant recognized total stock-based compensation expense of approximately $2.5 million for the three-month period ended April 2, 2011. Stock-based compensation is included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the balance sheet as of April 2, 2011 and January 1, 2011, respectively.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. This guidance requires (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (2) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (3) fair value measurement disclosures for each class of assets and liabilities and (4) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. This guidance became effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which became effective for fiscal years beginning after December 15, 2010. The Company’s adoption of this guidance did not have a material impact on its financial statements.

In December 2010, the FASB amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists. In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for the first reporting period beginning after December 15, 2011. The Company is currently evaluating the impact and disclosure of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that is material on an individual or aggregate basis. These amendments clarify existing guidance that, if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance became effective, on a prospective basis, for business combinations for which the acquisition date is on or after the first reporting period after December 15, 2010. The Company’s adoption of this guidance did not have a material impact on our financial statements.

3.	Restructuring Activity and Other Special Charges

During the three months ended April 2, 2011, the Company recorded $1.4 million of restructuring costs and $1.4 million of other special charges. Restructuring costs consisted of $0.8 million, $0.3 million and $0.3 million of severance and related benefits associated with reductions in force in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. Other special charges consisted of $1.4 million of non-cash asset related impairment charges associated with the potential sale of one of our owned facilities. The associated employee headcount reductions related to the above actions were 45, six and three in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

During the three months ended April 3, 2010, the Company recorded $1.3 million of restructuring costs and $0.1 million of other special charges. The Scholastic segment incurred $0.8 million of severance and related benefits associated with the consolidation of its customer service locations and other cost savings initiatives. The Memory Book and Marketing and Publishing Services segments incurred $0.1 million and $0.4 million, respectively, of severance and related benefits associated with cost savings initiatives. Other special charges for the three months ended April 3, 2010 included $0.1 million of non-cash facility related asset impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 51, 16 and five in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

Restructuring accruals of $2.3 million and $1.7 million as of April 2, 2011 and January 1, 2011, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance and related benefits related to headcount reductions in the Scholastic, Memory Book and Marketing and Publishing Services segments.

On a cumulative basis through April 2, 2011, the Company incurred $25.2 million of employee severance and related benefit costs associated with the 2011, 2010 and 2009 cost savings initiatives, which affected an aggregate of 771 employees. The Company has paid $22.9 million in cash related to these cost savings initiatives.

Changes in the restructuring accruals during the first three months of 2011 were as follows:

In thousands	2011 Initiatives	2010 Initiatives	2009 Initiatives	Total
Balance at January 1, 2011	$—	$1,209	$490	$1,699
Restructuring charges	1,415	(2)	(2)	1,411
Severance and related benefits paid	(143)	(607)	(77)	(827)

Balance at April 2, 2011	$1,272	$600	$411	$2,283

The Company expects the majority of the remaining severance and related benefits associated with the 2011, 2010 and 2009 initiatives to be paid by the end of 2012.

4.	Acquisitions

2010 Acquisitions

On February 1, 2010, the Company purchased all of the outstanding common stock of Rock Creek Athletics, Inc. (“Rock Creek”) for a total purchase price of $5.4 million, including $4.7 million paid in cash at closing and a subsequent working capital adjustment and $0.7 million related to a contingent consideration arrangement subject to Rock Creek achieving a certain revenue target through December 2010. As of January 1, 2011, the Company determined that no payment related to the earn out provision would be made, and as a result, an adjustment was made to earnings at that time. Rock Creek is a producer of varsity jackets and is complementary to the Company’s awards and team jackets business. The results of the acquired Rock Creek operations are reported as part of the Scholastic segment from the date of acquisition. None of the goodwill or intangible assets will be amortized for tax purposes.

On April 21, 2010, the Company announced it had acquired, through a wholly owned subsidiary of Jostens, Intergold Ltd. (“Intergold”) (a custom jewelry manufacturer) in connection with a cash offer to acquire all of the issued and outstanding common shares of Intergold. The total purchase price of $5.9 million included $4.4 million paid in cash at closing and $1.5 million of assumed debt. Through a series of internal corporate transactions, Intergold was subsequently amalgamated with Jostens Canada, Ltd. (“Jostens Canada”), with Jostens Canada continuing as the surviving entity. The results of the acquired Intergold operations are reported as part of the Scholastic segment from the date of acquisition. None of the goodwill or intangible assets will be amortized for tax purposes.

On July 13, 2010, the Company acquired certain assets of Daden Group, Inc. (a producer of varsity jackets under the DeLong brand) (the “Daden Assets”). The total purchase price of $0.8 million was paid in cash at closing, inclusive of $0.2 million from an earn-out provision, subject to a working capital adjustment and further contingent consideration. The results of the acquired operations are reported as part of the Scholastic segment from the date of acquisition. The estimated fair value of the identifiable intangible assets, which relate solely to customer relationships, is $0.3 million and will be amortized over a two-year period. There was no goodwill recognized as a result of this acquisition.

The aggregate cost of the acquisitions was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price for the Rock Creek, Intergold and Daden Assets acquisitions was as follows:

In thousands	April 2, 2011
Current assets	$3,242
Property, plant and equipment	1,104
Intangible assets	5,920
Goodwill	4,088
Long-term assets	2,486
Current liabilities	(2,772)
Long-term liabilities	(1,884)

$12,184

In connection with the purchase accounting related to the acquisitions of Rock Creek, Intergold and the Daden Assets, the intangible assets and goodwill approximated $10.0 million and consisted of:

In thousands	April 2, 2011
Customer relationships	$5,437
Trademarks (definite lived)	483
Goodwill	4,088

$10,008

Customer relationships for the Rock Creek, Intergold, and Daden Assets acquisitions are being amortized on a straight-line basis over a three-, ten- and two-year period, respectively. Trademarks related to the Intergold acquisition are being amortized on a straight-line basis over a 20-year period.

These acquisitions, both individually and in the aggregate, were not considered material to the Company’s results of operations, financial position or cash flows.

5.	Other Comprehensive (Loss) Income

The following amounts were included in determining comprehensive (loss) income for the Company as of the dates indicated:

	Three months ended
In thousands	April 2, 2011	April 3, 2010
Net (loss) income	$(18,474)	$5,403
Change in cumulative translation adjustment	435	(246)
Pension and other postretirement benefit plans, net of tax	(188)	(146)

Comprehensive (loss) income	$(18,227)	$5,011

6.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	April 2, 2011	January 1, 2011
Trade receivables	$133,679	$124,427
Allowance for doubtful accounts	(5,246)	(5,071)
Allowance for sales returns	(10,906)	(7,116)

Accounts receivable, net	$117,527	$112,240

7.	Inventories

Inventories were comprised of the following:

In thousands	April 2, 2011	January 1, 2011
Raw materials and supplies	$45,003	$45,010
Work-in-process	50,643	31,151
Finished goods	36,527	26,285

Inventories	$132,173	$102,446

Precious Metals Consignment Arrangement

Jostens has a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $45.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at April 2, 2011 and April 3, 2010 was $29.6 million and $27.3 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.2 million for each of the three-month periods ended April 2, 2011 and April 3, 2010. The obligations under the consignment agreement are guaranteed by Visant.

8.	Fair Value Measurements

The Company measures fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

The disclosure requirements around fair value establish a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis except as noted in Note 11, Derivative Financial Instruments and Hedging Activities.

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. During the three months ended April 2, 2011, certain assets were recorded at fair value on a nonrecurring basis as a result of impairment charges. Long-lived assets were measured at fair value on a nonrecurring basis using Level 2 inputs as defined in the fair value hierarchy. For the first quarter of 2011, the Company recorded impairment charges of $1.4 million in connection with the potential sale of one of its owned facilities. The fair value for the long-lived assets held for sale was based on quoted purchase agreements with third parties. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2011 on a nonrecurring basis.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3	Total Loss
In thousands	April 2, 2011
Long-lived assets held for sale	$2,000	—	2,000	—	$1,352

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments, which are not recorded at fair value on the balance sheet as of April 2, 2011. As of April 2, 2011, the fair value of the Visant 10.00% senior notes due 2017 (the “Senior Notes”) was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the Senior Notes, with a principal amount of $750.0 million, approximated $810.0 million. As of April 2, 2011, the fair value of the term loan B facility under Visant’s senior secured credit facilities maturing in 2016 was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the term loan B facility, with a principal amount of $1,243.8 million, approximated $1,244.5 million.

As of January 1, 2011, the fair value of the Senior Notes was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the Senior Notes, with a principal amount of $750.0 million, approximated $796.9 million. As of January 1, 2011, the fair value of the term loan B facility under Visant’s senior secured credit facilities was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the term loan B facility, with a principal amount of $1,246.9 million, approximated $1,262.6 million.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at January 1, 2011	$309,927	$391,614	$306,958	$1,008,499
Currency translation	97	48	—	145

Balance at April 2, 2011	$310,024	$391,662	$306,958	$1,008,644

Information regarding other intangible assets is as follows:

		April 2, 2011			January 1, 2011
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(253,506)	$76,494	$330,000	$(245,287)	$84,713
Internally developed software	2 to 5 years	9,800	(9,800)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	20,403	(18,787)	1,616	20,380	(18,573)	1,807
Customer relationships	4 to 40 years	161,199	(42,423)	118,776	161,135	(39,123)	122,012
Trademarks (definite lived)	20 years	502	(16)	486	489	(16)	473
Restrictive covenants	3 to 10 years	55,457	(30,941)	24,516	55,125	(28,801)	26,324

		577,361	(355,473)	221,888	576,929	(341,600)	235,329
Trademarks	Indefinite	268,480	—	268,480	268,480	—	268,480

		$845,841	$(355,473)	$490,368	$845,409	$(341,600)	$503,809

Amortization expense related to other intangible assets was $13.9 million and $14.7 million for the three months ended April 2, 2011 and April 3, 2010, respectively.

Based on intangible assets in service as of April 2, 2011, estimated amortization expense for the remainder of fiscal 2011 and each of the five succeeding fiscal years is $40.9 million, $51.8 million, $33.7 million, $12.9 million, $12.2 million and $11.5 million, respectively.

10.	Debt

Debt consists of the following:

In thousands	April 2, 2011	January 1, 2011
Borrowings under senior secured credit facilities, net of original issue discount of $23.0 million:
Term Loan B, variable rate, 5.25% at April 2, 2011 with amortization of principal and interest payments due quarterly, principal due and payable at maturity- December 2016	$1,220,800	$1,223,162
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $37.5 million in April and October, principal due and payable at maturity- October 2017	750,000	750,000

	1,970,800	1,973,162
Borrowings related to equipment financing arrangements	6,885	7,270
Capital lease obligations	7,804	8,297

Total debt	$1,985,489	$1,988,729

In connection with the refinancing consummated by Visant on September 22, 2010 (the “2010 Refinancing”), Visant entered into senior secured credit facilities (the “Credit Facilities”), including a $1,250.0 million term loan B facility maturing in 2016 and a $175.0 million revolving credit facility expiring in 2015 (the “Revolving Credit Facility”), and sold the Senior Notes in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act.

On March 1, 2011, Visant announced the completion of the repricing of the term loan B facility (the “Repricing”) providing for the incurrence of new term loans in an aggregate principal amount of $1,246.9 million (as amended, the “Term Loan Facility”), with the proceeds of the Term Loan Facility, together with cash on hand, being used to repay the existing senior secured term loans in full. The Term Loan Facility provides for a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1% of the outstanding principal amount of the then-existing term loan facility along with certain other fees and expenses. A 1% prepayment premium will be payable in respect of subsequent repricing events, if any, occurring on or prior to March 1, 2012.

The Credit Facilities are among Visant, as borrower, Jostens Canada, as Canadian borrower, Visant’s direct parent, Visant Secondary Holdings Corp. (“Visant Secondary”), as guarantor, the lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse AG, Toronto Branch, as Canadian administrative agent, for the Term Loan Facility in an aggregate amount of $1,246.9 million, the Revolving Credit Facility consisting of a $165.0 million U.S. revolving credit facility available to Visant and its subsidiaries and a $10.0 million Canadian revolving credit facility available to Jostens Canada. The borrowing capacity under the Revolving Credit Facility can also be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility). The Credit Facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan Facility in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the Term Loan Facility. Amounts borrowed under the Term Loan Facility that are repaid or prepaid may not be reborrowed.

Visant’s obligations under the Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary and all of Visant’s material current and future wholly-owned domestic subsidiaries. The obligations of Jostens Canada under the Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary, Visant, Visant’s material current and future domestic wholly-owned subsidiaries and by any future Canadian subsidiaries of Visant. Visant’s obligations under the Credit Facilities, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements, in each case with lenders or affiliates of lenders), are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary and Visant’s material current and future domestic subsidiaries, including but not limited to:

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

The obligations of Jostens Canada under the Credit Facilities, and the guarantees of those obligations, are secured by the collateral referred to in the prior paragraph and substantially all of the tangible and intangible assets of Jostens Canada and any future Canadian subsidiaries of Visant.

The Credit Facilities require that Visant not exceed a maximum total leverage ratio, that it meet a minimum interest coverage ratio and that it abide by a maximum capital expenditure limitation. In addition, the Credit Facilities contain certain restrictive covenants which, among other things, limit Visant’s and its subsidiaries’ ability to incur additional indebtedness and liens, pay dividends, prepay subordinated and senior unsecured debt, make investments, merge or consolidate, change the business, amend the terms of its subordinated and senior unsecured debt, engage in certain dispositions of assets, enter into sale and leaseback transactions, engage in certain transactions with affiliates and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of default, subject to applicable grace periods, as appropriate.

The dividend restrictions under the Credit Facilities apply only to Visant and Visant Secondary, and essentially prohibit all dividends other than (1) dividends used by Holdco to repurchase shares under management and employee compensation plans, (2) other dividends so long as the amount thereof does not exceed $50.0 million plus an additional amount based on Visant’s excess retained cash flow (subject to a senior secured leverage test) and the amount of certain capital contributions received by Visant after the effective date of the Credit Facilities and (3) pursuant to other customary exceptions, including redemptions of stock made with other, substantially similar stock or with proceeds of concurrent issuances of substantially similar stock.

The borrowings under the Credit Facilities bear a variable interest rate based upon either LIBOR or an alternative base rate (“ABR”) based upon the greatest of (1) the federal funds effective rate plus 0.5%, (2) the prime rate and (3) LIBOR plus 1.00%. The interest rate per year on the Term Loan Facility is ABR or LIBOR plus the applicable spread. The Term

Loan Facility amortizes on a quarterly basis commencing in March 2011 and matures in December 2016 with amortization prior to the maturity date to be at 1.0% of the initial principal amount per year. In addition, transaction fees and related costs of $48.9 million associated with the Credit Facilities, including the Repricing, are capitalized and amortized as interest expense over the life of the Credit Facilities.

As of April 2, 2011, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.0%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility is determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

Visant pays a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, such commitment fee being subject to a decrease should Visant’s leverage ratio decrease below a certain designated level. Visant also pays customary letter of credit fees under the Revolving Credit Facility.

As of April 2, 2011, there was $12.3 million in the form of outstanding letters of credit leaving $162.7 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

On September 22, 2010, in connection with the private placement of the Senior Notes, Visant and the U.S. Subsidiary Guarantors (as defined below) entered into an Indenture among Visant, the U.S. Subsidiary Guarantors and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes are guaranteed on a senior unsecured basis by each of Visant’s existing and future domestic wholly-owned subsidiaries (“U.S. Subsidiary Guarantors”). Interest on the notes accrues at the rate of 10.00% per annum and is payable semi-annually in arrears on April 1 and October 1 commencing on April 1, 2011, to holders of record on the immediately preceding March 15 and September 15.

The Senior Notes are senior unsecured obligations of Visant and the U.S. Subsidiary Guarantors and rank (i) equally in right of payment with any existing and future senior unsecured indebtedness of Visant and the U.S. Subsidiary Guarantors; (ii) senior to all of Visant’s and the U.S. Subsidiary Guarantors’ existing and any of Visant’s and the U.S. Subsidiary Guarantors’ future subordinated indebtedness; (iii) effectively junior to all of Visant’s existing and future secured obligations and the existing and future secured obligations of the U.S. Subsidiary Guarantors, including indebtedness under the Credit Facilities, to the extent of the value of the assets securing such obligations; and (iv) structurally subordinated to all liabilities of Visant’s existing and future subsidiaries that do not guarantee the Senior Notes.

The Senior Notes are redeemable, in whole or in part, at any time: (i) on or after October 1, 2013, at a redemption price equal to 107.50% of the principal amount thereof; (ii) on or after October 1, 2014, at a redemption price equal to 105.00% of the principal amount thereof; (iii) on or after October 1, 2015, at a redemption price equal to 102.50% of the principal amount thereof; and (iv) on or after October 1, 2016 and thereafter, at a redemption price equal to 100.00% of the principal amount thereof, plus, in each case, accrued and unpaid interest and additional interest, if any. In addition, Visant may redeem up to 35% of the aggregate principal amount of the Senior Notes at any time on or prior to October 1, 2013 with the net cash proceeds from certain equity offerings at a price equal to 110.00% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. Visant may also redeem some or all of the notes before October 1, 2013 at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium, together with accrued and unpaid interest and additional interest, if any. Upon the occurrence of certain change of control events, Visant must offer to purchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any. In addition, transaction fees and related costs of $15.8 million associated with the Senior Notes are capitalized and amortized as interest expense over the life of the Senior Notes.

The Indenture contains restrictive covenants that limit among other things, the ability of Visant and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock, (ii) pay dividends on or make other distributions or repurchase capital stock or make other restricted payments, (iii) make investments, (iv) limit dividends or other payments by restricted subsidiaries to Visant or other restricted subsidiaries, (v) create liens on pari passu or subordinated indebtedness without securing the notes, (vi) sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Visant’s assets, (vii) enter into certain transactions with affiliates and (viii) designate Visant’s subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

In connection with the consummation of the offering of the Senior Notes, Visant and the U.S. Subsidiary Guarantors also entered into an exchange and registration rights agreement (the “Registration Rights Agreement”) among Visant, the U.S. Subsidiary Guarantors and the representatives for the initial purchasers named therein, relating to, among other things, the exchange offer for the Senior Notes and the related guarantees. Visant filed an exchange offer registration statement for the Senior Notes with the SEC on December 9, 2010, which was subsequently declared effective on December 17, 2010.

As of April 2, 2011, the Company was in compliance with all covenants under its material debt obligations.

11.	Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. The Company has entered into foreign currency forward contracts, from time to time, for certain forecasted transactions denominated in Euros in order to manage the volatility associated with these transactions and limit its exposure to currency fluctuations between the contract date and ultimate settlement. The foreign currency forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations. The Company did not enter into any such transactions for the three months ended April 2, 2011 and April 3, 2010.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of April 2, 2011, the Company entered into purchase commitment contracts totaling $6.0 million with delivery dates occurring through 2011. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of April 2, 2011, the fair market value of open precious metal forward contracts was $6.4 million based on quoted future prices for each contract.

Environmental

The Company’s operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters, and from time to time the Company may be involved in remedial and compliance efforts.

Legal Proceedings

The Company is party from time to time to litigation arising in the ordinary course of business. This litigation may include actions related to petitions for reorganization under the U.S. bankruptcy laws filed by our customers or others resulting in claims against us for the return of certain pre-petition payments that may be deemed preferential. The Company regularly analyzes current information and, as necessary, provides accruals for probable and estimable liabilities on the eventual disposition of these matters. The Company does not believe the effect on its business, financial condition and results of operations, if any, for the disposition of these matters will be material.

13.	Income Taxes

The Company and its subsidiaries are included in the consolidated federal income tax filing of its indirect parent company, Holdco, and its consolidated subsidiaries. The Company determines and allocates its income tax provision under the separate-return method except for the effects of certain provisions of the U.S. tax code which are accounted for on a consolidated group basis. Income tax amounts payable or receivable among members of the controlled group are settled based on the filing of income tax returns and the cash requirements of the respective members of the consolidated group.

The Company has recorded an income tax benefit for the three months ended April 2, 2011 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rate for 2011 is 43.2% before consideration of the effects of $0.8 million of accruals considered a current period tax expense. The current period tax expense includes $0.3 million of net tax and interest accruals for unrecognized tax benefits and $0.5 million of tax expense related primarily to an adjustment to reflect tax rates at which the Company expects deferred tax assets and liabilities to be realized or settled in the future as a result of changes in certain state income tax rates. The combined effect of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective tax rate benefit of 40.7% for the three-month period ended April 2, 2011.

For the comparable three-month period ended April 3, 2010, the effective income tax rate was 35.9%. The increase in the effective income tax rate from 2010 to 2011 was primarily due to the anticipated loss of the deduction for domestic manufacturing for 2011 as a result of the carryforward tax effects of the net operating loss generated in 2010 by the U.S. federal tax filing entity, Holdco, which includes its consolidated subsidiaries, including, Visant and its subsidiaries. The increase in the effective tax rate was also impacted by reduced utilization at the consolidated group level of foreign tax credits in connection with foreign earnings repatriations anticipated for 2011. For the quarter ended April 3, 2010, the effective tax rate was also favorably impacted by the nonrecurring effect of the Canada Revenue Agency (the “CRA”) decision to withdraw its transfer price assessment for Jostens for the taxable periods 1996 and 1997 and refund certain amounts.

President Obama’s administration has proposed significant changes to U.S. tax laws for U.S. corporations doing business outside the United States, including a proposal to defer certain tax deductions allocable to non-U.S. earnings until those earnings are repatriated. It is unclear whether the proposed tax changes will be enacted or, if enacted, what the ultimate scope of the changes will be. If enacted as currently proposed, the Company does not believe the changes will have a material adverse tax effect on its results because the Company’s repatriation practice is to distribute substantially all of its non-U.S. earnings on an annual basis.

During the three–month period ended April 2, 2011, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.3 million consisting of $0.5 million of current income tax expense and $0.2 million of deferred income tax benefit. At April 2, 2011, the Company’s unrecognized tax benefit liability totaled $20.9 million, including interest and penalty accruals totaling $3.4 million, all of which were included in noncurrent liabilities. At January 1, 2011, the Company’s unrecognized tax benefit liability totaled $20.4 million, including interest and penalty accruals of $3.3 million, substantially all of which were included in noncurrent liabilities.

The Company’s income tax filings for 2005 to 2009 are subject to examination in the U.S. federal tax jurisdiction. During 2009, the Company agreed to certain audit adjustments in connection with the Internal Revenue Service (“IRS”) examination of the Company’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments with which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2005 to 2009 periods, none of which was individually material. The Company’s Canadian income tax filings for 2007 and 2008 are currently under examination by the CRA. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due to the potential for resolution of the Company’s current federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could decrease within the next twelve months by a range of zero to $9.0 million.

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit income for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Service cost	$1,233	$1,249	$2	$2
Interest cost	4,458	4,364	25	26
Expected return on plan assets	(6,173)	(6,368)	—	—
Amortization of prior service cost	(208)	(186)	(69)	(69)
Amortization of net actuarial loss	583	9	7	5

Net periodic benefit income	$(107)	$(932)	$(35)	$(36)

As of January 1, 2011, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2011 due to the funded status of the plans. This expectation had not changed as of April 2, 2011, but the Company continues to monitor its obligation in light of market conditions. For the three months ended April 2, 2011, the Company did not make any contributions to its qualified pension plans and contributed $0.6 million and $0.1 million to its non-qualified pension plans and postretirement welfare plans, respectively. The contributions to the non-qualified pension and the postretirement welfare plans were consistent with the amounts anticipated as of January 1, 2011.

15.	Stock-based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of April 2, 2011, there were 288,375 shares in total available for grant under the 2003 Plan. The maximum grant to any one person must not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

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

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established the 2004 Stock Option Plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock (“Class A Common Stock”). As of April 2, 2011, there were 124,668 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of the Board of Directors and Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of April 2, 2011, there were 282,565 options vested under the 2004 Plan and 2,000 options unvested and subject to future vesting.

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

Visant and Other Subsidiaries. The awards granted to executives of Visant and its subsidiaries (other than Jostens) are based on an 18-month incentive period, and performance awards vest based on achievement of a trailing twelve months’ EBITDA target measured as of the last day of the second fiscal quarter of 2011 and, in the case of a certain subset of Visant’s subsidiaries, a portion of the performance awards vest based on the achievement of certain other performance targets as of such measurement date, in any event subject to the executive’s continued employment through the applicable measurement date, provided that if the respective performance target were achieved as of the last day of fiscal year 2010 or the last day of the first fiscal quarter of 2011, the performance award applicable to such performance target would vest and become due and payable as of such earlier date. The time award vests solely on the basis of the executive’s continued employment through the last day of the second fiscal quarter of 2011.

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

Common Stock

There is no established public market for the Class A Common Stock. The fair market value of the Class A Common Stock is established pursuant to the terms of the 2004 Plan and determined by a third party valuation, and the methodology to determine the fair market value under the equity incentive plans does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Fair value includes any premium for control or discount for minority interests or restrictions on transfers. Holdco used a discounted cash flow analysis and selected public company analysis to determine the enterprise value and share price for the Class A Common Stock.

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

On September 20, 2010, the Board of Directors of Holdco declared an extraordinary cash distribution in the aggregate amount of $517.0 million (inclusive of the dividend equivalent payment to holders of vested stock options) of $82.55 per share (the “September 2010 Distribution” and together with the February 2010 Distribution, the “Distributions”), on Holdco’s outstanding common stock. The September 2010 Distribution was paid on September 22, 2010 to stockholders of record on September 20, 2010 and was funded from the net proceeds of the 2010 Refinancing.

In connection with the Distributions, Holdco made cash payments to holders of vested stock options for the Common Stock granted pursuant to Holdco’s stock option plans. The cash payments on the vested stock options equaled (x) the product of (i) the number of shares of Class A Common Stock subject to such options outstanding on the applicable record date multiplied by (ii) the per share amount of the distribution, minus (y) any applicable withholding taxes. Holdco reduced the per share exercise price as permitted under the applicable equity incentive plans of any unvested options outstanding as of the applicable record date by the per share distribution amounts paid. The 2003 Plan and 2004 Plan and/or underlying stock option agreements contain provisions that provide for anti-dilutive protection in the case of certain extraordinary corporate transactions, such as the Distributions, and the incremental compensation cost, defined as the difference in the fair value of the award immediately before and after the Distributions, was calculated as zero. As a result of the above Distributions, no incremental compensation cost was recognized.

The Company recognized total stock-based compensation expense of approximately $2.5 million for the three-month period ended April 2, 2011. Stock-based compensation is included in selling and administrative expenses.

For the three months ended April 2, 2011 and April 3, 2010, there were no issuances of restricted shares or stock options.

As of April 2, 2011, $1.1 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of 2.5 years.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at January 1, 2011	295	$46.64
Exercised	(1)	$39.07
Granted	—	$—
Forfeited/Expired	—	$—
Cancelled	—	$—

Outstanding at April 2, 2011	294	$46.65

Vested or expected to vest at April 2, 2011	294	$46.65

Exercisable at April 2, 2011	292	$45.32

The exercise prices for options that were unvested as of the applicable record date have been adjusted to reflect the Distributions.

The weighted-average remaining contractual life of outstanding options at April 2, 2011 was approximately 4.0 years. As of April 2, 2011, $0.1 million of total unrecognized stock-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

LTIPs

The following table summarizes 2010 LTIP award activity for the Company:

Units in thousands	2010 LTIP
Outstanding at January 1, 2011	112
Granted	1
Forfeited	(1)
Cancelled	—

Outstanding at April 2, 2011	112

Vested or expected to vest at April 2, 2011	76

As of April 2, 2011, $4.2 million of aggregate total unrecognized stock-based compensation expense related to the 2010 LTIP is expected to be recognized over a weighted-average period of 0.5 years.

16.	Business Segments

Our three reportable segments consist of:

•

Scholastic — provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book — provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services — provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

The following table presents information on the Company by business segment:

	Three months ended
In thousands	April 2, 2011	April 3, 2010	$ Change	% Change
Net sales
Scholastic	$156,282	$157,717	$(1,435)	(0.9%)
Memory Book	5,572	6,788	(1,216)	(17.9%)
Marketing and Publishing Services	88,890	101,542	(12,652)	(12.5%)
Inter-segment eliminations	(6)	(18)	12	NM

	$250,738	$266,029	$(15,291)	(5.7%)

Operating income (loss)
Scholastic	$18,510	$20,534	$(2,024)	9.9%
Memory Book	(14,878)	(14,520)	(358)	(2.5%)
Marketing and Publishing Services	7,816	15,934	(8,118)	(50.9%)

	$11,448	$21,948	$(10,500)	(47.8%)

Depreciation and Amortization
Scholastic	$9,210	$8,558	$652	7.6%
Memory Book	8,707	8,772	(65)	(0.7%)
Marketing and Publishing Services	8,548	8,734	(186)	(2.1%)

	$26,465	$26,064	$401	1.5%

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $0.9 million for each of the three months ended April 2, 2011 and April 3, 2010. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of the Company’s businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred approximately $0.6 million during the three months ended April 2, 2011 for services provided by KKR Capstone. There were no services rendered or payments made for the three months ended April 3, 2010. An affiliate of KKR Capstone has an ownership interest in Holdco.

Certain of the lenders under the Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

An affiliate of Credit Suisse Securities (USA) LLC acted as an agent and was a lender under the Company’s credit facilities prior to the 2010 Refinancing and affiliates of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC received a portion of the proceeds from the 2010 Refinancing and the Repricing. Affiliates of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC act as lenders and/or as agents under the Credit Facilities and were initial purchasers of the Senior Notes, for which they received and will receive customary fees and expenses and are indemnified by Visant against certain liabilities. Each of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC is an affiliate of one of the Sponsors.

Visant is party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which the Company may avail itself of the terms and conditions of the CoreTrust purchasing organization. In addition to other vendors the Company purchases from under the CoreTrust group purchasing program, beginning in 2010 the Company avails itself of a prescription drug benefit program and related services through the CoreTrust program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including the Company, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by the Company and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

The Company participates in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between Visant and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of Visant’s and Holdco’s board of directors, is a director of First Data. Based on the applicable guidance, the Company records its portion of the profits from such “collaborative arrangement” as revenue. The Company is not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data is the “principal participant” in the “collaborative arrangement”. For the three months ended April 2, 2011, the amount of revenue that the Company recognized through this arrangement was not material to the financial statements. The Company did not recognize any revenue through this arrangement for the three months ended April 3, 2010.

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Credit Facilities and the Senior Notes are guaranteed by certain of its wholly-owned subsidiaries (the “Guarantors”) on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended April 2, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$—	$251,805	$13,455	$(14,522)	$250,738
Cost of products sold	—	124,063	10,408	(14,568)	119,903

Gross profit	—	127,742	3,047	46	130,835
Selling and administrative expenses	1,315	112,205	3,165	—	116,685
Gain on sale of assets	—	(61)	—	—	(61)
Special charges	—	2,763	—	—	2,763

Operating (loss) income	(1,315)	12,835	(118)	46	11,448
Net interest expense	42,199	34,155	31	(33,786)	42,599

Loss before income taxes	(43,514)	(21,320)	(149)	33,832	(31,151)
Benefit from income taxes	(2,370)	(10,307)	(18)	18	(12,677)

Loss from operations	(41,144)	(11,013)	(131)	33,814	(18,474)
Equity (earnings) in subsidiary, net of tax	(22,670)	131	—	22,539	—

Net loss	$(18,474)	$(11,144)	$(131)	$11,275	$(18,474)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended April 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$—	$267,811	$11,259	$(13,041)	$266,029
Cost of products sold	—	133,864	7,986	(13,039)	128,811

Gross profit	—	133,947	3,273	(2)	137,218
Selling and administrative expenses	(85)	110,947	3,013	—	113,875
Gain on sale of assets	—	(71)	—	—	(71)
Special charges	—	1,466	—	—	1,466

Operating income	85	21,605	260	(2)	21,948
Net interest expense (income)	12,882	12,274	(64)	(11,571)	13,521

(Loss) income before income taxes	(12,797)	9,331	324	11,569	8,427
Provision for (benefit from) income taxes	1,176	2,527	(678)	(1)	3,024

(Loss) income from operations	(13,973)	6,804	1,002	11,570	5,403
Equity (earnings) loss in subsidiary, net of tax	(19,376)	(1,002)	—	20,378	—

Net income	$5,403	$7,806	$1,002	$(8,808)	$5,403

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

April 2, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$17,654	$2,904	$4,607	$—	$25,165
Accounts receivable, net	1,560	105,882	10,085	—	117,527
Inventories, net	—	127,132	5,302	(261)	132,173
Salespersons overdrafts, net	—	28,449	1,465	—	29,914
Prepaid expenses and other current assets	945	20,329	1,154	—	22,428
Intercompany receivable	15,837	9,165	—	(25,002)	—
Deferred income taxes	2,997	17,983	143	—	21,123

Total current assets	38,993	311,844	22,756	(25,263)	348,330
Property, plant and equipment, net	279	209,059	1,137	—	210,475
Goodwill	—	983,904	24,740	—	1,008,644
Intangibles, net	—	479,842	10,526	—	490,368
Deferred financing costs, net	61,153	—	—	—	61,153
Deferred income taxes	—	—	2,795	—	2,795
Intercompany receivable	798,328	215,274	53,824	(1,067,426)	—
Other assets	2,184	11,447	268	—	13,899
Investment in subsidiaries	827,208	90,556	—	(917,764)	—
Prepaid pension costs	—	5,712	—	—	5,712

	$1,728,145	$2,307,638	$116,046	$(2,010,453)	$2,141,376

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$2,609	$44,835	$5,122	$(1)	$52,565
Accrued employee compensation	7,516	22,603	1,775	—	31,894
Customer deposits	—	227,889	11,668	—	239,557
Commissions payable	—	29,457	670	—	30,127
Income taxes payable	17,315	(4,277)	760	(101)	13,697
Interest payable	916	61	—	—	977
Current portion of long-term debt and capital leases	12,513	3,790	20	—	16,323
Intercompany payable	—	21,300	3,700	(25,000)	—
Other accrued liabilities	8,706	25,914	587	—	35,207

Total current liabilities	49,575	371,572	24,302	(25,102)	420,347
Long-term debt and capital leases, less current maturities	1,958,311	10,826	29	—	1,969,166
Intercompany payable	215,275	852,312	—	(1,067,587)	—
Deferred income taxes	(6,683)	189,008	—	—	182,325
Pension liabilities, net	14,064	39,237	—	—	53,301
Other noncurrent liabilities	25,722	17,475	1,159	—	44,356

Total liabilities	2,256,264	1,480,430	25,490	(1,092,689)	2,669,495
Mezzanine equity	252	—	—	—	252
Stockholder’s (deficit) equity	(528,371)	827,208	90,556	(917,764)	(528,371)

	$1,728,145	$2,307,638	$116,046	$(2,010,453)	$2,141,376

CONDENSED CONSOLIDATING BALANCE SHEET

January 1, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$46,794	$8,098	$5,305	$—	$60,197
Accounts receivable, net	1,307	104,973	5,960	—	112,240
Inventories	—	98,897	3,856	(307)	102,446
Salespersons overdrafts, net	—	29,592	1,027	—	30,619
Prepaid expenses and other current assets	1,416	16,531	348	—	18,295
Intercompany receivable	379	12,331	—	(12,710)	—
Deferred income taxes	2,932	17,983	139	—	21,054

Total current assets	52,828	288,405	16,635	(13,017)	344,851
Property, plant and equipment, net	324	213,306	821	—	214,451
Goodwill	—	983,904	24,595	—	1,008,499
Intangibles, net	—	493,305	10,504	—	503,809
Deferred financing costs, net	50,174	—	—	—	50,174
Deferred income taxes	—	—	2,690	—	2,690
Intercompany receivable	1,127,989	504,988	52,879	(1,685,856)	—
Other assets	2,184	11,533	72	—	13,789
Investment in subsidiaries	838,540	90,252	—	(928,792)	—
Prepaid pension costs	—	5,712	—	—	5,712

	$2,072,039	$2,591,405	$108,196	$(2,627,665)	$2,143,975

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,676	$43,782	$2,270	$—	$51,728
Accrued employee compensation	6,834	21,776	2,238	—	30,848
Customer deposits	—	175,042	8,266	—	183,308
Commissions payable	—	21,161	804	—	21,965
Income taxes payable	25,686	2,174	1,536	(119)	29,277
Interest payable	37,815	99	—	—	37,914
Current portion of long-term debt and capital leases	12,513	3,740	7	—	16,260
Intercompany payable	7,879	3,757	1,074	(12,710)	—
Other accrued liabilities	7,046	24,671	627	—	32,344

Total current liabilities	103,449	296,202	16,822	(12,829)	403,644
Long-term debt and capital leases, less current maturities	1,960,675	11,787	7	—	1,972,469
Intercompany payable	504,866	1,181,178	—	(1,686,044)	—
Deferred income taxes	(11,979)	193,659	—	—	181,680
Pension liabilities, net	606	53,067	—	—	53,673
Other noncurrent liabilities	24,434	16,972	1,115	—	42,521

Total liabilities	2,582,051	1,752,865	17,944	(1,698,873)	2,653,987
Mezzanine equity	145	—	—	—	145
Stockholder’s (deficit) equity	(510,157)	838,540	90,252	(928,792)	(510,157)

	$2,072,039	$2,591,405	$108,196	$(2,627,665)	$2,143,975

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended April 2, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net loss	$(18,474)	$(11,144)	$(131)	$11,275	(18,474)
Other cash (used in) provided by operating activities	(26,904)	55,184	(299)	(11,275)	16,706

Net cash (used in) provided by operating activities	(45,378)	44,040	(430)	—	(1,768)
Purchases of property, plant and equipment	—	(12,542)	(303)	—	(12,845)
Additions to intangibles	—	(66)	—	—	(66)
Proceeds from sale of property and equipment	—	181	—	—	181

Net cash used in investing activities	—	(12,427)	(303)	—	(12,730)
Repayments of long-term debt and capital leases	(3,118)	(911)	(2)	—	(4,031)
Intercompany payable (receivable)	35,896	(35,896)	—	—	—
Debt financing costs	(16,540)	—	—	—	(16,540)

Net cash provided by (used in) financing activities	16,238	(36,807)	(2)	—	(20,571)
Effect of exchange rate changes on cash and cash equivalents	—	—	37	—	37

Decrease in cash and cash equivalents	(29,140)	(5,194)	(698)	—	(35,032)
Cash and cash equivalents, beginning of period	46,794	8,098	5,305	—	60,197

Cash and cash equivalents, end of period	$17,654	$2,904	$4,607	$—	$25,165

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended April 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$5,403	$7,806	$1,002	$(8,808)	$5,403
Other cash (used in) provided by operating activities	(25,180)	66,874	(9,789)	8,810	40,715

Net cash (used in) provided by operating activities	(19,777)	74,680	(8,787)	2	46,118
Purchases of property, plant and equipment	—	(16,839)	—	—	(16,839)
Additions to intangibles	—	(269)	—	—	(269)
Proceeds from sale of property and equipment	—	193	—	—	193
Acquisition of business, net of cash acquired	—	(4,647)	—	—	(4,647)

Net cash used in investing activities	—	(21,562)	—	—	(21,562)
Short-term borrowings	56,000	—	—	—	56,000
Short-term repayments	(49,500)	—	—	—	(49,500)
Principal payments on long-term debt and capital leases	—	(466)	(1)	—	(467)
Proceeds from issuance of long-term debt and capital leases	—	3,728	—	—	3,728
Intercompany payable (receivable)	58,234	(58,232)	—	(2)	—
Distribution to shareholder	(137,715)	—	—	—	(137,715)

Net cash used in financing activities	(72,981)	(54,970)	(1)	(2)	(127,954)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15)	—	(15)

Decrease in cash and cash equivalents	(92,758)	(1,852)	(8,803)	—	(103,413)
Cash and cash equivalents, beginning of period	98,340	3,825	10,928	—	113,093

Cash and cash equivalents, end of period	$5,582	$1,973	$2,125	$—	$9,680

19.	Subsequent Event

On April 4, 2011, AKI, Inc. consummated the acquisition of Color Optics, Inc. (“Color Optics”) through a stock purchase for approximately $4.4 million in cash. Color Optics is a specialized packaging provider, serving the cosmetic and consumer products industries with highly decorated packaging solutions. The results of the acquired Color Optics operations will be reported as part of the Marketing and Publishing Services segment from the date of acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expectations with respect to future cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but rather predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under, Part II, Item 1A. Risk Factors, and elsewhere in this report.

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

GENERAL

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. Visant was formed in 2004 to create a platform of businesses with leading positions in attractive end market segments and to establish a highly experienced management team that could leverage a shared services infrastructure and capitalize on margin and growth opportunities. Since 2004, we have developed a unified marketing and publishing services organization with a leading and differentiated approach in each of our segments. Our management team has created and integrated central services and management functions and has reshaped the business to focus on the most attractive and highest growth market opportunities.

We sell our products and services to end customers through several different sales channels, including independent sales representatives and dedicated sales forces. Visant (formerly known as Jostens IH Corp.) was originally incorporated in Delaware in 2003.

Our business has expanded through a number of acquisitions, which complement our awards and team jackets business and the jewelry business in our Scholastic segment. These acquisitions include the acquisition of the capital stock of Rock Creek (a producer of varsity jackets) in February 2010 and the acquisition of certain assets of Daden Group, Inc. (a producer of varsity jackets under the DeLong brand) (the “Daden Assets”) in July 2010. During May 2010, we completed the acquisition of Intergold (a custom jewelry manufacturer), through a cash tender offer to acquire all of the issued and outstanding common shares, to complement the jewelry business in our Scholastic segment. The results of these acquisitions are reported as part of the Scholastic segment from the respective dates of acquisition.

Our three reportable segments as of April 2, 2011 consisted of:

•

Scholastic — provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book — provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services — provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

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

The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. While historically the purchase of class rings has been relatively resistant to economic conditions, we saw a shift in jewelry metal mix from gold to lesser priced metals during 2009 and 2010, which we believe was attributable in part to economic factors and the impact of significantly higher precious metal costs on our jewelry prices. We anticipate that the trend will continue through 2011, given the significant increase in the price of gold and the continued strained consumer spending environment.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services. Specifically, funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, affecting volume in our elementary/high school publishing services products and services.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P., and DLJMBP III owned approximately 82.5% of Holdco’s outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of May 9, 2011, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of May 9, 2011, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

CRITICAL ACCOUNTING POLICIES

The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of annual financial statements, the most significant of which relate to income taxes. For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate based on estimates of the components that impact the tax rate. Those components are re-evaluated each interim period, and, if changes in our estimates are significant, we modify our estimate of the annual effective tax rate and make any required adjustments in the interim period.

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. This guidance requires (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (2) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (3) fair value measurement disclosures for each class of assets and liabilities and (4) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. This guidance became effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which became effective for fiscal years beginning after December 15, 2010. Our adoption of this guidance did not have a material impact on our financial statements.

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

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis. These amendments clarify existing guidance that, if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance became effective, on a prospective basis, for business combinations for which the acquisition date is on or after the first reporting period after December 15, 2010. Our adoption of this guidance did not have a material impact on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended April 2, 2011 Compared to the Three Months Ended April 3, 2010

The following table sets forth selected information derived from our condensed consolidated statements of operations for the three-month periods ended April 2, 2011 and April 3, 2010.

	Three months ended		$ Change	% Change
In thousands	April 2, 2011	April 3, 2010
Net sales	$250,738	$266,029	$(15,291)	(5.7%)
Cost of products sold	119,903	128,811	(8,908)	(6.9%)

Gross profit	130,835	137,218	(6,383)	(4.7%)
% of net sales	52.2%	51.6%

Selling and administrative expenses	116,685	113,875	2,810	2.5%
% of net sales	46.5%	42.8%
			—
Gain on disposal of fixed assets	(61)	(71)	10	NM
Special charges	2,763	1,466	1,297	NM

Operating income	11,448	21,948	(10,500)	(47.8%)
% of net sales	4.6%	8.3%

Interest expense, net	42,599	13,521	29,078	215.1%

(Loss) income before income taxes	(31,151)	8,427	(39,578)
(Benefit from) provision for income taxes	(12,677)	3,024	(15,701)	NM

Net (loss) income	$(18,474)	$5,403	$(23,877)	NM

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our condensed consolidated statements of operations for the three-month periods ended April 2, 2011 and April 3, 2010. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	April 2, 2011	April 3, 2010	$ Change	% Change
Net sales
Scholastic	$156,282	$157,717	$(1,435)	(0.9%)
Memory Book	5,572	6,788	(1,216)	(17.9%)
Marketing and Publishing Services	88,890	101,542	(12,652)	(12.5%)
Inter-segment eliminations	(6)	(18)	12	NM

Net sales	$250,738	$266,029	$(15,291)	(5.7%)

Operating income (loss)
Scholastic	$18,510	$20,534	$(2,024)	9.9%
Memory Book	(14,878)	(14,520)	(358)	(2.5%)
Marketing and Publishing Services	7,816	15,934	(8,118)	(50.9%)

Operating income	$11,448	$21,948	$(10,500)	(47.8%)

Depreciation and amortization
Scholastic	$9,210	$8,558	$652	7.6%
Memory Book	8,707	8,772	(65)	(0.7%)
Marketing and Publishing Services	8,548	8,734	(186)	(2.1%)

Depreciation and amortization	$26,465	$26,064	$401	1.5%

NM = Not meaningful

Net Sales. Consolidated net sales decreased $15.3 million, or 5.7%, to $250.7 million compared to $266.0 million for the first fiscal quarter of 2010.

Net sales for the Scholastic segment were $156.3 million, a decrease of 0.9% compared to $157.7 million for the first fiscal quarter of 2010. This decrease was primarily attributable to lower volume in our graduation products.

Net sales for the Memory Book segment were $5.6 million, a decrease of 17.9% compared to $6.8 million for the first fiscal quarter of 2010. This decrease was primarily attributable to lower volume.

Net sales for the Marketing and Publishing Services segment decreased $12.6 million, or 12.5%, to $88.9 million from $101.5 million for the first fiscal quarter of 2010. This decrease was primarily attributable to lower volume in our publishing services and direct marketing operations.

Gross Profit. Consolidated gross profit decreased $6.4 million, or 4.7%, to $130.8 million for the three months ended April 2, 2011 from $137.2 million for the three-month period ended April 3, 2010. As a percentage of net sales, gross profit margin increased to 52.2% for the three months ended April 2, 2011 from 51.6% for the comparative period in 2010. This increase in gross profit margin was due to a higher proportion of total sales in our Scholastic and Memory Book segments, which carry a higher relative gross margin than sales in our Marketing and Publishing Services segment.

Selling and Administrative Expenses. Selling and administrative expenses increased $2.8 million, or 2.5%, to $116.7 million for the three months ended April 2, 2011 from $113.9 million for the corresponding period in 2010. This increase included stock-based compensation expense and fees and expenses associated with the Repricing in March 2011. Excluding the impact of such stock-based compensation expense and the fees and expenses in connection with the Repricing, selling and administrative expenses decreased $3.5 million to $110.4 million primarily attributable to lower overall commissions and savings resulting from cost reduction initiatives.

Special Charges. During the three months ended April 2, 2011, we recorded $1.4 million of restructuring costs and $1.4 million of other special charges. Restructuring costs consisted of $0.8 million, $0.3 million and $0.3 million of severance and related benefits associated with reductions in force in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. Other special charges consisted of $1.4 million of non-cash asset related impairment charges associated with the potential sale of one of our owned facilities. The associated employee headcount reductions related to the above actions were 45, six and three in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

During the three months ended April 3, 2010, we recorded $1.3 million of restructuring costs and $0.1 million of other special charges. The Scholastic segment incurred $0.8 million of severance and related benefits associated with the consolidation of its customer service locations and other cost savings initiatives. The Memory Book and Marketing and Publishing Services segments incurred $0.1 million and $0.4 million, respectively, of severance and related benefits associated with cost savings initiatives. Other special charges for the three months ended April 3, 2010 included $0.1 million of non-cash facility related asset impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 51, 16 and five in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $10.5 million to $11.4 million for the three months ended April 2, 2011 compared to $21.9 million for the comparable period in 2010. As a percentage of net sales, operating income decreased to 4.6% for the first fiscal quarter of 2011 from 8.3% for the same period in 2010.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	April 2, 2011	April 3, 2010	$ Change	% Change
Interest expense	$40,158	$12,320	$27,838	226.0%
Amortization of debt discount, premium and deferred financing costs	2,463	1,325	1,138	85.9%
Interest income	(22)	(124)	102	NM

Interest expense, net	$42,599	$13,521	$29,078	215.1%

NM = Not meaningful

Net interest expense increased $29.1 million to $42.6 million for the three months ended April 2, 2011 compared to $13.5 million for the comparative 2010 period primarily due to increased borrowings and higher average interest rates due to the 2010 Refinancing (in which all indebtedness of Holdco and Visant was refinanced at Visant).

Income Taxes. We recorded an income tax benefit for the three months ended April 2, 2011 based on our best estimate of the consolidated effective tax rate applicable for the entire year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the quarters ended April 2, 2011 and April 3, 2010 were 40.7% and 35.9%, respectively. The increase in effective income tax rate was primarily due to the anticipated loss of the deduction for domestic manufacturing for 2011 as a result of the carryforward tax effects of the net operating loss generated in 2010 by the Company’s U.S. federal tax filing entity, Holdco, which includes its consolidated subsidiaries, including Visant and its subsidiaries. The increase in effective tax rate was also impacted by reduced utilization at the consolidated group level of foreign tax credits in connection with foreign earnings repatriations anticipated for 2011. For the quarter ended April 3, 2010, the effective tax rate was also favorably impacted by the nonrecurring effect of the Canada Revenue Agency decision to withdraw its transfer price assessment for Jostens for the taxable periods 1996 and 1997 and refund certain amounts.

Net (Loss) Income. As a result, we reported a net loss of $18.5 million for the three months ended April 2, 2011 compared to net income of $5.4 million for the three months ended April 3, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents our cash flow activity for the first three months of fiscal 2011 and 2010 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Three months ended
In thousands	April 2, 2011	April 3, 2010
Net cash (used in) provided by operating activities	$(1,768)	$46,118
Net cash used in investing activities	(12,730)	(21,562)
Net cash used in financing activities	(20,571)	(127,954)
Effect of exchange rate changes on cash	37	(15)

Decrease in cash and cash equivalents	$(35,032)	$(103,413)

For the three months ended April 2, 2011, cash used in operating activities was $1.8 million compared with cash provided by operating activities of $46.1 million for the comparable prior year period. The decrease in cash from operating activities of $47.9 million was attributable to lower cash earnings, primarily due to increased interest expense, and the timing of interest payments due to the 2010 Refinancing, offset somewhat by lower working capital requirements.

Net cash used in investing activities for the three months ended April 2, 2011 was $12.7 million compared with $21.6 million for the comparative 2010 period. The $8.9 million change was primarily driven by decreased acquisition activity of $4.6 million and lower capital expenditures for property, plant and equipment of $4.0 million during the first three months of 2011 versus the comparable 2010 period. Our capital expenditures relating to purchases of property, plant and equipment were $12.8 million and $16.8 million for the three months ended April 2, 2011 and April 3, 2010, respectively.

Net cash used in financing activities for the three months ended April 2, 2011 was $20.6 million, compared with $128.0 million for the comparable 2010 period. Net cash used in financing activities for the three months ended April 2, 2011 primarily consisted of $4.0 million for the repayment of long-term debt and $16.6 million related to debt financing costs and related expenses from the Repricing in March 2011. Net cash used in financing activities for the three months ended April 3, 2010 consisted of $137.6 million for the payment of the distribution described below offset by an increase in net borrowings of $9.8 million.

On February 26, 2010, the Board of Directors of Holdco declared the February 2010 Distribution in an aggregate amount of $137.7 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $22.00 per share, on Holdco’s outstanding common stock. The February 2010 Distribution was paid on March 1, 2010 to stockholders/optionholders of record on February 26, 2010 and was funded from cash on hand.

During the three months ended April 3, 2010, Visant transferred approximately $137.7 million of cash through Visant Secondary to Holdco to allow Holdco to make the February 2010 Distribution. The February 2010 Distribution was included in Holdco and its consolidated subsidiaries’ consolidated balance sheet as a reduction in accumulated earnings and additional paid-in-capital, and the transfer was reflected in our consolidated balance sheet as a reduction in accumulated earnings and presented in our consolidated statement of cash flows as a distribution to stockholder.

On March 1, 2011, Visant announced the completion of the Repricing providing for the incurrence of new term loans in an aggregate principal amount of $1,246.9 million, with the proceeds of the new term loans, together with cash on hand, being used to repay the existing term B loans outstanding in full. The amended term loan B facility provides for an interest rate for each term loan based upon LIBOR or an alternative base rate (“ABR”) plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1% of the outstanding principal amount of the term loan facility along with certain other fees and expenses. A 1% prepayment premium will be payable in respect of subsequent repricing events, if any, occurring on or prior to March 1, 2012.

We use cash generated from operations primarily for debt service obligations, capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on hand and, if consummated, future financings. Based upon the current level of operations, management expects our cash flows from operations along with availability under our Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt interest and retirement obligations and related costs, and capital spending for the foreseeable future. To the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof.

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and in the fourth quarter driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations and generate a majority of annual net sales during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Based on the seasonality of our cash flow, we traditionally borrow under our Revolving Credit Facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

We have substantial debt service requirements and are highly leveraged. As of April 2, 2011, we had total indebtedness of $2,008.4 million (exclusive of $12.3 million letters of credit outstanding and $23.0 million of original issue discount) including $14.7 million of outstanding borrowings under capital lease and equipment financing arrangements and cash and cash equivalents of $25.2 million. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $162.7 million of available borrowings under Visant’s $175.0 million Revolving Credit Facility as of April 2, 2011. As of April 2, 2011, Visant had $1,243.8 million outstanding under the Term B Loan facility, $750.0 million aggregate principal amount outstanding of the Senior Notes, $12.3 million outstanding in the form of standby letters of credit under its secured credit facilities and $14.7 million of outstanding borrowings under capital lease and equipment financing arrangements. There were no borrowings under the Revolving Credit Facility during the period ended April 2, 2011.

Our liquidity and our ability to fund our capital requirements will depend on the credit markets and our financial condition. The extent of any impact of credit market conditions on our liquidity and ability to fund our capital requirements or to undertake future financings will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. Any refinancing of our debt could be on less favorable terms, including becoming subject to higher interest rates. In addition, the terms of existing or future debt instruments, including the Credit Facilities and the indenture governing the Senior Notes, may restrict certain of our alternatives. We anticipate that, to the extent additional liquidity is necessary to fund our operations or make additional acquisitions, it would be funded through borrowings under our Revolving Credit Facility, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. The possibility of consummating any such financing will be subject to conditions in the capital markets at such time. We may not be able to obtain this additional liquidity when needed on terms acceptable to us or at all.

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

As of April 2, 2011, we were in compliance with all covenants under our material debt obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended April 2, 2011. For additional information, refer to Item 7A. of our 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

During the quarter ended April 2, 2011, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the three months ended April 2, 2011, there were no developments regarding material pending legal proceedings to which we or any of our subsidiaries are a party.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors during the quarter ended April 2, 2011. For additional information, refer to Item 1A of our 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the first fiscal quarter ended April 2, 2011, we did not issue or sell any equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(2)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.).

3.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(2)	By-Laws of Visant Corporation.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.

(2)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: May 17, 2011	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: May 17, 2011	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)