Form 10-Q
period 2011-07-02
VISANT CORP
filed 2011-08-16
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.
333-120386	VISANT CORPORATION	90-0207604
(Incorporated in Delaware)
357 Main Street
Armonk, New York 10504
Telephone: (914) 595-8200

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☐  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 8, 2011, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
In thousands	2011	2010	2011	2010
Net sales	$493,148	$499,073	$743,886	$765,102
Cost of products sold	205,715	201,708	325,618	330,519

Gross profit	287,433	297,365	418,268	434,583
Selling and administrative expenses	129,200	135,064	245,885	248,939
(Gain) loss on disposal of fixed assets	(364)	577	(425)	506
Special charges	8,751	922	11,514	2,388

Operating income	149,846	160,802	161,294	182,750
Interest expense, net	39,626	13,782	82,225	27,303

Income before income taxes	110,220	147,020	79,069	155,447
Provision for income taxes	49,669	54,788	36,992	57,812

Net income	$60,551	$92,232	$42,077	$97,635

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	July 2, 2011	January 1, 2011
ASSETS
Cash and cash equivalents	$52,993	$60,197
Accounts receivable, net	151,416	112,240
Inventories	79,628	102,446
Salespersons overdrafts, net of allowance of $13,272 and $11,467, respectively	16,429	30,619
Prepaid expenses and other current assets	13,664	18,295
Deferred income taxes	21,149	21,054

Total current assets	335,279	344,851

Property, plant and equipment	491,809	477,746
Less accumulated depreciation	(285,262)	(263,295)

Property, plant and equipment, net	206,547	214,451
Goodwill	1,008,645	1,008,499
Intangibles, net	482,138	503,809
Deferred financing costs, net	58,908	50,174
Deferred income taxes	2,795	2,690
Other assets	14,992	13,789
Prepaid pension costs	5,712	5,712

Total assets	$2,115,016	$2,143,975

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$51,393	$51,728
Accrued employee compensation and related taxes	32,602	30,848
Commissions payable	36,760	21,965
Customer deposits	72,346	183,308
Income taxes payable	53,710	29,277
Current portion of long-term debt and capital leases	16,444	16,260
Interest payable	25,218	37,914
Other accrued liabilities	41,542	32,344

Total current liabilities	330,015	403,644

Long-term debt and capital leases - less current maturities	1,966,297	1,972,469
Deferred income taxes	187,014	181,680
Pension liabilities, net	52,919	53,673
Other noncurrent liabilities	46,303	42,521

Total liabilities	2,582,548	2,653,987

Mezzanine equity	359	145
Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at July 2, 2011 and January 1, 2011	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at July 2, 2011 and January 1, 2011	—	—
Additional paid-in-capital	81	54
Accumulated deficit	(438,538)	(480,615)
Accumulated other comprehensive loss	(29,434)	(29,596)

Total stockholder’s deficit	(467,891)	(510,157)

Total liabilities, mezzanine equity and stockholder’s deficit	$2,115,016	$2,143,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
In thousands	July 2, 2011	July 3, 2010
Net income	$42,077	$97,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,051	22,581
Amortization of intangible assets	27,801	28,814
Amortization of debt discount, premium and deferred financing costs	5,649	2,649
Other amortization	220	261
Deferred income taxes	8,185	(7,770)
(Gain) loss on disposal of fixed assets	(425)	506
Stock-based compensation	5,879	—
Loss on asset impairments	4,269	140
Other	3,796	—
Changes in assets and liabilities:
Accounts receivable	(35,633)	(28,322)
Inventories	23,786	27,528
Salespersons overdrafts	14,232	12,078
Prepaid expenses and other current assets	5,723	2,950
Accounts payable and accrued expenses	1,871	(19,347)
Customer deposits	(111,246)	(113,254)
Commissions payable	14,758	18,451
Income taxes payable	24,355	40,693
Interest payable	(12,696)	40
Other	(1,187)	2,793

Net cash provided by operating activities	46,465	88,426

Purchases of property, plant and equipment	(27,471)	(31,527)
Proceeds from sale of property and equipment	2,970	256
Acquisition of business, net of cash acquired	(4,681)	(9,103)
Additions to intangibles	(106)	(317)
Other investing activities, net	—	8

Net cash used in investing activities	(29,288)	(40,683)

Short-term borrowings	—	138,800
Short-term repayments	—	(138,800)
Repayment of long-term debt and capital lease obligations	(8,166)	(1,729)
Proceeds from issuance of long-term debt and capital leases	349	7,236
Distribution to stockholder	—	(150,384)
Debt financing costs and related expenses	(16,579)	—

Net cash used in financing activities	(24,396)	(144,877)

Effect of exchange rate changes on cash and cash equivalents	15	(724)

Decrease in cash and cash equivalents	(7,204)	(97,858)
Cash and cash equivalents, beginning of period	60,197	113,093

Cash and cash equivalents, end of period	$52,993	$15,235

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. ("DLJMBP II"), and DLJMBP III owned approximately 82.5% of Visant Holding Corp.’s (“Holdco”) outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. As of July 2, 2011, affiliates of KKR and DLJMBP III (the "Sponsors") held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of July 2, 2011, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $1.7 million for each of the quarters ended July 2, 2011 and July 3, 2010. Advertising expense totaled $3.7 million for the six months ended July 2, 2011 and $3.3 million for the six months ended July 3, 2010.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year. The total net warranty costs on rings were $1.3 million for each of the three-month periods ended July 2, 2011 and July 3, 2010. For the six months ended July 2, 2011 and July 3, 2010, the total net warranty costs were $2.7 million and $2.8 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million as of each of July 2, 2011 and January 1, 2011.

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. Visant recognized total stock-based compensation expense of approximately $3.4 million and $5.9 million for the three-month and six-month periods ended July 2, 2011, respectively. Stock-based compensation is included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the balance sheet as of July 2, 2011 and January 1, 2011, respectively.

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

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that is material on an individual or aggregate basis. These amendments clarify existing guidance that, if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance became effective, on a prospective basis, for business combinations for which the acquisition date is on or after the first annual reporting period after December 15, 2010. The Company’s adoption of this guidance did not have a material impact on its financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”) which generally provides a uniform framework for fair value measurements and related disclosures between GAAP and the International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in ASU 2011-04 include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference, (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact and disclosure of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU 2011-05”) which revises the manner in which entities present comprehensive income in their financial statements. This new guidance amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, referred to as the statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income.

Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact and disclosure of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

3.	Restructuring Activity and Other Special Charges

During the three months ended July 2, 2011, the Company recorded $5.8 million of restructuring costs and $2.9 million of other special charges. Restructuring costs consisted of $4.1 million, $1.3 million and $0.4 million of severance and related benefit costs associated with reductions in force in the Memory Book, Scholastic and Marketing Publishing Services segments, respectively. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $0.7 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment associated with the closure of the Milwaukee, Wisconsin facility. The associated employee headcount reductions related to the above actions were 231, 92 and 23 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

During the six-month period ended July 2, 2011, the Company recorded $7.2 million of restructuring costs and $4.3 million of other special charges. Restructuring costs consisted of $4.4 million, $2.1 million and $0.7 million of severance and related benefit costs associated with reductions in force in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $2.1 million of non-cash asset related impairment charges associated with the closure of the Milwaukee, Wisconsin facility. The associated employee headcount reductions related to the above actions were 234, 137 and 29 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

During the three months ended July 3, 2010, the Company recorded $0.9 million of restructuring costs. The Memory Book and Scholastic segments incurred $0.4 million and $0.2 million, respectively, of severance and related benefit costs for headcount reductions related to cost reduction initiatives. The Marketing and Publishing Services segment incurred $0.3 million of severance and related benefit costs for headcount reductions associated with reductions in force. The associated employee headcount reductions related to the above actions were eight, seven and five in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

For the six-month period ended July 3, 2010, the Company recorded $2.2 million of restructuring costs and $0.1 million of other special charges. Restructuring costs for the six months ended July 3, 2010 included $1.0 million and $0.5 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively. Also included was $0.8 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.1 million of non-cash asset impairment charges. The associated employee headcount reductions were 58, 13 and 21 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Restructuring accruals of $7.3 million and $1.7 million as of July 2, 2011 and January 1, 2011, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance and related benefits related to headcount reductions in the Scholastic, Memory Book and Marketing and Publishing Services segments.

On a cumulative basis through July 2, 2011, the Company incurred $31.1 million of employee severance and related benefit costs associated with the 2011, 2010 and 2009 cost savings initiatives, which affected 1,117 employees. The Company has paid $23.8 million in cash related to these cost savings initiatives.

Changes in the restructuring accruals during the first six months of 2011 were as follows:

In thousands	2011 Initiatives	2010 Initiatives	2009 Initiatives	Total
Balance at January 1, 2011	$—	$1,209	$490	$1,699
Restructuring charges	7,215	32	(2)	7,245
Severance and related benefits paid	(700)	(803)	(125)	(1,628)

Balance at July 2 , 2011	$6,515	$438	$363	$7,316

The Company expects the majority of the remaining severance and related benefits associated with the 2011, 2010 and 2009 initiatives to be paid by the end of 2012.

4.	Acquisitions

2011 Acquisition

On April 4, 2011, the Company consummated the acquisition of Color Optics, Inc. (“Color Optics”) through a stock purchase for a total purchase price of $4.8 million paid in cash at closing and a subsequent working capital adjustment. Color Optics is a specialized packaging provider, serving the cosmetic and consumer products industries with highly decorated packaging solutions and is complementary to the Company’s sampling business. The results of the acquired Color Optics operations are reported as part of the Marketing and Publishing Services segment from the date of acquisition. There were no goodwill or intangible assets recognized in connection with this acquisition.

The aggregate cost of the acquisition was allocated to the tangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The final allocation of the purchase price for the Color Optics acquisition was as follows:

In thousands	July 2, 2011
Current assets	$3,451
Property, plant and equipment	614
Intangible assets	—
Goodwill	—
Long-term assets	2,412
Current liabilities	(1,647)
Long-term liabilities	(54)

$4,776

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

The final allocation of the purchase price for the Rock Creek, Intergold and Daden Assets acquisitions was as follows:

In thousands	July 2, 2011
Current assets	$3,242
Property, plant and equipment	1,104
Intangible assets	5,920
Goodwill	4,088
Long-term assets	2,486
Current liabilities	(2,772)
Long-term liabilities	(1,884)

$12,184

In connection with the purchase accounting related to the acquisitions of Rock Creek, Intergold and the Daden Assets, the intangible assets and goodwill approximated $10.0 million and consisted of:

In thousands	July 2, 2011
Customer relationships	$5,437
Trademarks (definite lived)	483
Goodwill	4,088

$10,008

Customer relationships for the Rock Creek, Intergold, and Daden Assets acquisitions are being amortized on a straight-line basis over a three-, ten- and two-year period, respectively. Trademarks related to the Intergold acquisition are being amortized on a straight-line basis over a 20-year period.

The 2011 and 2010 acquisitions, both individually and in the aggregate, were not considered material to the Company’s results of operations, financial position or cash flows.

5.	Comprehensive Income

The following amounts were included in determining comprehensive income for the Company as of the dates indicated:

	Three months ended		Six months ended
In thousands	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$60,551	$92,232	$42,077	$97,635
Change in cumulative translation adjustment	104	(643)	539	(889)
Pension and other postretirement benefit plans, net of tax	(189)	(146)	(377)	(292)

Comprehensive income	$60,466	$91,443	$42,239	$96,454

6.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	July 2, 2011	January 1, 2011
Trade receivables	$169,656	$124,427
Allowance for doubtful accounts	(4,979)	(5,071)
Allowance for sales returns	(13,261)	(7,116)

Accounts receivable, net	$151,416	$112,240

7.	Inventories

Inventories were comprised of the following:

In thousands	July 2, 2011	January 1, 2011
Raw materials and supplies	$38,284	$45,010
Work-in-process	23,820	31,151
Finished goods	17,524	26,285

Inventories	$79,628	$102,446

Precious Metals Consignment Arrangement

Jostens has a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $45.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at July 2, 2011 and January 1, 2011 was $28.5 million and $31.5 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.3 million and $0.2 million for each of the three-month periods ended July 2, 2011 and July 3, 2010, respectively. The consignment fees expensed for the six months ended July 2, 2011 and July 3, 2010 were $0.5 and $0.4 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. During the six months ended July 2, 2011, certain assets were recorded at fair value on a nonrecurring basis as a result of impairment charges. Long-lived assets were measured at fair value on a nonrecurring basis using Level 2 and Level 3 inputs as defined in the fair value hierarchy. For the six-month period ended July 2, 2011, long-lived assets with a carrying value of $8.4 million exceeded expected cash flows and were written down to their fair value of $4.1 million, resulting in an impairment charge of $4.3 million. The fair value for the long-lived assets held and used was based on quoted purchase agreements with third parties in the case of Level 2 inputs and management’s estimated values in the case of Level 3 inputs. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2011 on a nonrecurring basis.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3
In thousands	July 2, 2011				Total Loss
Long-lived assets held and used	$4,125	—	2,950	1,175	$4,269

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments, which are not recorded at fair value on the balance sheet as of July 2, 2011. As of July 2, 2011, the fair value of the Visant 10.00% senior notes due 2017 (the “Senior Notes”) was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the Senior Notes, with a principal amount of $750.0 million, approximated $763.1 million. As of July 2, 2011, the fair value of the term loan B facility under Visant’s senior secured credit facilities maturing in 2016 was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the term loan B facility, with a principal amount of $1,240.6 million, approximated $1,240.2 million.

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

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at January 1, 2011	$309,927	$391,614	$306,958	$1,008,499
Goodwill additions during the period	—	—	—	—
Reduction in goodwill	—	—	—	—
Currency translation	97	49	—	146

Balance at July 2, 2011	$310,024	$391,663	$306,958	$1,008,645

Information regarding other intangible assets is as follows:

		July 2, 2011			January 1, 2011
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

School relationships	10 years	$330,000	$(261,724)	$68,276	$330,000	$(245,287)	$84,713
Internally developed software	2 to 5 years	9,800	(9,800)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	20,443	(19,000)	1,443	20,380	(18,573)	1,807
Customer relationships	4 to 40 years	161,201	(45,734)	115,467	161,135	(39,123)	122,012
Trademarks (definite lived)	20 years	500	(20)	480	489	(16)	473
Restrictive covenants	3 to 10 years	61,101	(33,109)	27,992	55,125	(28,801)	26,324

		583,045	(369,387)	213,658	576,929	(341,600)	235,329
Trademarks	Indefinite	268,480	—	268,480	268,480	—	268,480

		$851,525	$(369,387)	$482,138	$845,409	$(341,600)	$503,809

Amortization expense related to other intangible assets was $13.9 million and $14.1 million for the three months ended July 2, 2011 and July 3, 2010, respectively. For the six months ended July 2, 2011 and July 3, 2010, amortization expense related to other intangible assets was $27.8 million and $28.8 million, respectively.

Based on intangible assets in service as of July 2, 2011, estimated amortization expense for the remainder of fiscal 2011 and each of the five succeeding fiscal years is $27.6 million, $52.9 million, $34.8 million, $14.0 million, $13.3 million and $12.1 million, respectively.

10.	Debt

Debt consists of the following:

In thousands	July 2, 2011	January 1, 2011
Borrowings under senior secured credit facilities, net of original issue discount of $22.1 million:
Term Loan B, variable rate, 5.25% at July 2, 2011 with amortization of principal and interest payments due quarterly, principal due and payable at maturity- December 2016	$1,218,589	$1,223,162
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $37.5 million in April and October, principal due and payable at maturity- October 2017	750,000	750,000

	1,968,589	1,973,162
Borrowings related to equipment financing arrangements	6,792	7,270
Capital lease obligations	7,360	8,297

Total debt	$1,982,741	$1,988,729

In connection with the refinancing consummated by Visant on September 22, 2010 (the “2010 Refinancing”), Visant entered into senior secured credit facilities (the “Credit Facilities”), among Visant, as borrower, Jostens Canada, as Canadian borrower, Visant Secondary Holdings Corp. (“Visant Secondary”), as guarantor, the lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse AG, Toronto Branch, as Canadian administrative agent, for a term loan B facility in an aggregate amount of $1,246.9 million (the “Term Loan Facility”), a revolving credit facility expiring in 2015 consisting of a $165.0 million U.S. revolving credit facility available to Visant and its subsidiaries and a $10.0 million Canadian revolving credit facility available to Jostens Canada (the “Revolving Credit Facility”). The borrowing capacity under the Revolving Credit Facility can also be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility). The Credit Facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan Facility in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the Term Loan Facility. Amounts borrowed under the Term Loan Facility that are repaid or prepaid may not be reborrowed.

Visant’s obligations under the Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary and all of Visant’s material current and future wholly-owned domestic subsidiaries. The obligations of Jostens Canada under the Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary, Visant, Visant’s material current and future domestic wholly-owned subsidiaries and by any future Canadian subsidiaries of Visant. Visant’s obligations under the Credit Facilities and the guarantees are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary and Visant’s material current and future domestic subsidiaries. The obligations of Jostens Canada under the Credit Facilities and the guarantees are also secured by substantially all of the tangible and intangible assets of Jostens Canada and any future Canadian subsidiaries of Visant.

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

On March 1, 2011, Visant announced the completion of the repricing of the Term Loan Facility (the “Repricing”) providing for the incurrence of new term loans in an aggregate principal amount of $1,246.9 million, with the proceeds of the new term loans, together with cash on hand, being used to repay the existing term B loans outstanding in full. The amended term loan B facility provides for an interest rate for each term loan based upon LIBOR or an alternative base rate (“ABR”) plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1% of the outstanding principal amount of the term loan facility along with certain other fees and expenses. A 1% prepayment premium will be payable in respect of subsequent repricing events, if any, occurring on or prior to March 1, 2012.

As of July 2, 2011, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.0%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of July 2, 2011, there was $12.3 million in the form of outstanding letters of credit leaving $162.7 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

In connection with the issuance of the Senior Notes as part of the 2010 Refinancing, Visant and the U.S. Subsidiary Guarantors (as defined below) entered into an Indenture among Visant, the U.S. Subsidiary Guarantors and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes are guaranteed on a senior unsecured basis by each of Visant’s existing and future domestic wholly-owned subsidiaries (“U.S. Subsidiary Guarantors”). Interest on the notes accrues at the rate of 10.00% per annum and is payable semi-annually in arrears on April 1 and October 1 and commenced on April 1, 2011, to holders of record on the immediately preceding March 15 and September 15.

The Senior Notes are senior unsecured obligations of Visant and the U.S. Subsidiary Guarantors and rank (i) equally in right of payment with any existing and future senior unsecured indebtedness of Visant and the U.S. Subsidiary Guarantors; (ii) senior to all of Visant’s and the U.S. Subsidiary Guarantors’ existing and any of Visant’s and the U.S. Subsidiary Guarantors’ future subordinated indebtedness; (iii) effectively junior to all of Visant’s existing and future secured obligations and the existing and future secured obligations of the U.S. Subsidiary Guarantors, including indebtedness under the Credit Facilities, to the extent of the value of the assets securing such obligations; and (iv) structurally subordinated to all liabilities of Visant’s existing and future subsidiaries that do not guarantee the Senior Notes. The Senior Notes are redeemable, in whole or in part, under certain circumstances. Upon the occurrence of certain change of control events, Visant must offer to purchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.

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

11.	Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. The Company has entered into foreign currency forward contracts, from time to time, for certain forecasted transactions denominated in Euros in order to manage the volatility associated with these transactions and limit its exposure to currency fluctuations between the contract date and ultimate settlement. The foreign currency forward contracts are not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations. The Company did not enter into any such transactions for the six months ended July 2, 2011. The aggregate notional value of the forward contracts at July 3, 2010 was $2.0 million. The fair value of foreign currency forward contracts was determined to be Level 2 under the fair value hierarchy and was valued using market exchange rates.

As of July 2, 2011 and January 1, 2011, the total fair value of the Company’s forward contracts and the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts are included are shown below:

In thousands
Fair Value of Derivative Instruments	Classification in the
Not Designated as Hedging Instruments	Consolidated Balance Sheets	July 2, 2011	January 1, 2011
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$32

The pre-tax gain related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2011 and July 3, 2010 are shown below:

In thousands
Gain on Derivatives Not	Classification in Condensed Consolidated	Three months ended
Designated as Hedges	Statement Of Operations	July 2, 2011	July 3, 2010
Foreign currency forward contracts	Selling, general and administrative expenses	$—	$80

In thousands
Gain on Derivatives Not	Classification in Condensed Consolidated	Six months ended
Designated as Hedges	Statement Of Operations	July 2, 2011	July 3, 2010
Foreign currency forward contracts	Selling, general and administrative expenses	$—	$80

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of July 2, 2011, the Company entered into purchase commitment contracts totaling $1.1 million with delivery dates occurring through 2011. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of July 2, 2011, the fair market value of open precious metal forward contracts was $1.0 million based on quoted future prices for each contract.

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

The Company has recorded an income tax provision for the six months ended July 2, 2011 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rate for 2011 is 46.1% before consideration of the effects of $0.5 million of net tax accruals considered a current period tax expense. The current period tax expense includes $0.5 million of net tax and interest accruals for unrecognized tax benefits, $0.3 million of tax benefit related to adjustments to reflect tax rates at which the Company expects deferred tax assets and liabilities to be realized or settled in the future as a result of changes in certain state income tax rates, and $0.3 million of other net tax expense accruals. The combined effect of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective tax rate of 46.8% for the six-month period ended July 2, 2011.

For the comparable six-month period ended July 3, 2010, the effective income tax rate was 37.2%. The increase in the effective income tax rate from 2010 to 2011 was primarily due to the loss of the deduction for domestic manufacturing for 2011 as a result of the carryforward tax effects of the net operating loss generated in 2010 by the U.S. federal tax filing entity, Holdco, which includes its consolidated subsidiaries, including Visant and its subsidiaries. The increase in the effective tax rate was also impacted by reduced utilization at the consolidated group level of foreign tax credits in connection with foreign earnings repatriations anticipated for 2011. For the six-month period ended July 3, 2010, the effective tax rate was also favorably impacted by the nonrecurring effect of the Canada Revenue Agency (the “CRA”) decision to withdraw its transfer price assessment for Jostens for the taxable periods 1996 and 1997 and refund certain amounts.

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

During the six-month period ended July 2, 2011, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.5 million consisting of $0.7 million of current income tax expense and $0.2 million of deferred income tax benefit. At July 2, 2011, the Company’s unrecognized tax benefit liability totaled $21.1 million, including interest and penalty accruals totaling $3.6 million, all of which were included in noncurrent liabilities except for $0.5 million of tax and interest accruals included in current income taxes payable. At January 1, 2011, the Company’s unrecognized tax benefit liability totaled $20.4 million, including interest and penalty accruals of $3.3 million, substantially all of which were included in noncurrent liabilities.

The Company’s income tax filings for 2005 to 2009 are subject to examination in the U.S. federal tax jurisdiction. During 2009, the Company agreed to certain audit adjustments in connection with the Internal Revenue Service (“IRS”) examination of the Company’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments with which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2005 to 2010 periods, none of which was individually material. The Company’s Canadian income tax filings for 2007 and 2008 are currently under examination by the CRA. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due to the potential for resolution of the Company’s current federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could decrease within the next twelve months by a range of zero to $9.0 million.

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit income for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	July 2,	July 3,	July 2,	July 3,
In thousands	2011	2010	2011	2010
Service cost	$1,233	$1,249	$2	$2
Interest cost	4,458	4,364	25	26
Expected return on plan assets	(6,173)	(6,368)	—	—
Amortization of prior service cost	(208)	(186)	(69)	(69)
Amortization of net actuarial loss	583	9	7	5

Net periodic benefit income	$(107)	$(932)	$(35)	$(36)

	Pension benefits		Postretirement benefits
	Six months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
In thousands	2011	2010	2011	2010
Service cost	$2,466	$2,498	$4	$4
Interest cost	8,916	8,728	50	52
Expected return on plan assets	(12,346)	(12,736)	—	—
Amortization of prior service cost	(416)	(372)	(138)	(138)
Amortization of net actuarial loss	1,166	18	14	10

Net periodic benefit income	$(214)	$(1,864)	$(70)	$(72)

As of January 1, 2011, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2011 due to the funded status of the plans. This expectation had not changed as of July 2, 2011, but the Company continues to monitor its obligation in light of market conditions. For the six months ended July 2, 2011, the Company did not make any contributions to its qualified pension plans and contributed $1.2 million and $0.1 million to its non-qualified pension plans and postretirement welfare plans, respectively. The contributions to the non-qualified pension and the postretirement welfare plans were consistent with the amounts anticipated as of January 1, 2011.

15.	Stock-based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of July 2, 2011, there were 288,648 shares in total available for grant under the 2003 Plan. The maximum grant to any one person must not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

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

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established the 2004 Stock Option Plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock (“Class A Common Stock”). As of July 2, 2011, there were 126,188 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of the Board of Directors and Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of

Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of July 2, 2011, there were 279,703 options vested under the 2004 Plan and 2,000 options unvested and subject to future vesting.

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

Subject to the applicable vesting conditions, awards are settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date (provided that following a change in control, the per share value of Class A Common Stock shall not be less than the price per share paid in respect of such common stock in the change in control) multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum as soon as practicable following the vesting event, and in any event not later than March 14th of the calendar year following the calendar year in which such vesting event occurred, provided that, for Messrs. Reisch and Carousso and Ms. Hlavaty, payment with respect to a time award vested in the ordinary course as of the last day of the second fiscal quarter of 2011 will not be due and payable until March 14, 2012. The terms “change in control”, “cause” and “good reason” are as defined in the 2010 LTIP agreements.

As of August 10, 2011, payments in the aggregate of $7.3 million were approved for payment in the third quarter in respect to awards made under the 2010 LTIP.

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

The Company recognized total stock-based compensation expense of approximately $3.4 million and $5.9 million for the three-month and six-month periods ended July 2, 2011, respectively. Stock-based compensation is included in selling and administrative expenses.

For the six months ended July 2, 2011 and July 3, 2010, there were no issuances of restricted shares or stock options.

As of July 2, 2011, $1.0 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at January 1, 2011	295	$46.64
Exercised	(4)	$37.81
Granted	—	$—
Forfeited/Expired	—	$—
Cancelled	—	$—

Outstanding at July 2, 2011	291	$46.65

Vested or expected to vest at July 2, 2011	291	$46.65

Exercisable at July 2, 2011	289	$45.42

The exercise prices for options that were unvested as of the applicable record date have been adjusted to reflect the Distributions.

The weighted-average remaining contractual life of outstanding options at July 2, 2011 was approximately 3.7 years. As of July 2, 2011, $0.1 million of total unrecognized stock-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.2 years.

LTIP

The following table summarizes 2010 LTIP award activity for the Company:

Units in thousands	2010 LTIP
Outstanding at January 1, 2011	112
Granted	1
Forfeited/Expired	(14)
Cancelled	—

Outstanding at July 2, 2011	99

Vested or expected to vest at July 2, 2011	76

As of July 2, 2011, $1.4 million of aggregate total unrecognized stock-based compensation expense related to the 2010 LTIP is expected to be recognized over a weighted-average period of 0.5 years.

16.	Business Segments

The Company’s three reportable segments consist of:

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

The following table presents information on the Company by business segment:

	Three months ended
In thousands	July 2, 2011	July 3, 2010	$ Change	% Change
Net sales
Scholastic	$135,684	$131,688	$3,996	3.0%
Memory Book	268,834	276,900	(8,066)	(2.9%)
Marketing and Publishing Services	88,653	90,486	(1,833)	(2.0%)
Inter-segment eliminations	(23)	(1)	(22)	NM

	$493,148	$499,073	$(5,925)	(1.2%)

Operating income
Scholastic	$21,585	$15,018	$6,567	43.7%
Memory Book	120,179	132,590	(12,411)	(9.4%)
Marketing and Publishing Services	8,082	13,194	(5,112)	(38.7%)

	$149,846	$160,802	$(10,956)	(6.8%)

Depreciation and Amortization
Scholastic	$6,838	$6,793	$45	0.7%
Memory Book	11,186	10,691	495	4.6%
Marketing and Publishing Services	8,583	8,108	475	5.9%

	$26,607	$25,592	$1,015	4.0%

NM = Not meaningful

	Six months ended
In thousands	July 2, 2011	July 3, 2010	$ Change	% Change
Net sales
Scholastic	$291,966	$289,405	$2,561	0.9%
Memory Book	274,406	283,688	(9,282)	(3.3%)
Marketing and Publishing Services	177,543	192,028	(14,485)	(7.5%)
Inter-segment eliminations	(29)	(19)	(10)	NM

	$743,886	$765,102	$(21,216)	(2.8%)

Operating income
Scholastic	$40,095	$35,552	$4,543	12.8%
Memory Book	105,301	118,070	(12,769)	(10.8%)
Marketing and Publishing Services	15,898	29,128	(13,230)	(45.4%)

	$161,294	$182,750	$(21,456)	(11.7%)

Depreciation and Amortization
Scholastic	$16,048	$15,351	$697	4.5%
Memory Book	19,893	19,463	430	2.2%
Marketing and Publishing Services	17,131	16,842	289	1.7%

	$53,072	$51,656	$1,416	2.7%

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $0.9 million for each of the three months ended July 2, 2011 and July 3, 2010. The Company incurred $1.8 million and $1.7 million of advisory fees from the Sponsors for each of the six months ended July 2, 2011 and July 3, 2010, respectively. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of the Company’s businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred approximately $0.6 million and $1.0 million during the three and six months ended July 2, 2011, respectively, for services provided by KKR Capstone. There were no services rendered or payments made for the three and six months ended July 3, 2010. An affiliate of KKR Capstone has an ownership interest in Holdco.

Certain of the lenders under the Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

An affiliate of Credit Suisse Securities (USA) LLC acted as an agent and was a lender under the Company’s credit facilities prior to the 2010 Refinancing, and affiliates of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC received a portion of the proceeds from the 2010 Refinancing and the Repricing. Affiliates of Credit Suisse Securities (USA)

LLC and KKR Capital Markets LLC act as lenders and/or as agents under the Credit Facilities and were initial purchasers of the Senior Notes, for which they received and will receive customary fees and expenses and are indemnified by Visant against certain liabilities. Each of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC is an affiliate of one of the Sponsors.

Visant is party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing program, pursuant to which the Company may avail itself of the terms and conditions of the CoreTrust purchasing organization. In addition to other vendors the Company purchases from under the CoreTrust group purchasing program, beginning in 2010 the Company avails itself of a prescription drug benefit program and related services through the CoreTrust program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including the Company, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by the Company and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

The Company participates in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between Visant and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of Visant’s and Holdco’s board of directors, is a director of First Data. Based on the applicable guidance, the Company records its portion of the profits from such “collaborative arrangement” as revenue. The Company is not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data is the “principal participant” in the “collaborative arrangement”. For the six months ended July 2, 2011, the amount of revenue that the Company recognized through this arrangement was not material to the financial statements. The Company did not recognize any revenue through this arrangement for the three months ended July 3, 2010.

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Senior Notes are guaranteed by certain of its wholly-owned subsidiaries (the “Guarantors”) on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended July 2, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$481,741	$28,431	$(17,024)	$493,148
Cost of products sold	—	205,119	17,864	(17,268)	205,715

Gross profit	—	276,622	10,567	244	287,433
Selling and administrative expenses	1,836	121,655	5,709	—	129,200
Gain on sale of assets	—	(364)	—	—	(364)
Special charges	—	8,722	29	—	8,751

Operating (loss) income	(1,836)	146,609	4,829	244	149,846
Net interest expense	38,980	35,198	39	(34,591)	39,626

(Loss) income before income taxes	(40,816)	111,411	4,790	34,835	110,220
Provision for income taxes	7,122	40,918	1,534	95	49,669

(Loss) income from operations	(47,938)	70,493	3,256	34,740	60,551
Equity (earnings) in subsidiary, net of tax	(108,489)	(3,256)	—	111,745	—

Net income	$60,551	$73,749	$3,256	$(77,005)	$60,551

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended July 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$492,725	$17,969	$(11,621)	$499,073
Cost of products sold	—	203,409	9,836	(11,537)	201,708

Gross profit	—	289,316	8,133	(84)	297,365
Selling and administrative expenses	(122)	130,164	5,022	—	135,064
Loss on sale of assets	—	577	—	—	577
Special charges	—	922	—	—	922

Operating income	122	157,653	3,111	(84)	160,802
Net interest expense	12,887	12,327	26	(11,458)	13,782

(Loss) income before income taxes	(12,765)	145,326	3,085	11,374	147,020
(Benefit from) provision for income taxes	(1,347)	55,125	1,042	(32)	54,788

(Loss) income from operations	(11,418)	90,201	2,043	11,406	92,232
Equity (earnings) in subsidiary, net of tax	(103,650)	(2,043)	—	105,693	—

Net income	$92,232	$92,244	$2,043	$(94,287)	$92,232

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended July 2, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$733,546	$41,886	$(31,546)	$743,886
Cost of products sold	—	329,182	28,272	(31,836)	325,618

Gross profit	—	404,364	13,614	290	418,268
Selling and administrative expenses	3,151	233,860	8,874	—	245,885
Gain on sale of assets	—	(425)	—	—	(425)
Special charges	—	11,485	29	—	11,514

Operating (loss) income	(3,151)	159,444	4,711	290	161,294
Net interest expense	81,179	69,353	70	(68,377)	82,225

(Loss) income before income taxes	(84,330)	90,091	4,641	68,667	79,069
Provision for income taxes	4,752	30,611	1,516	113	36,992

(Loss) income from operations	(89,082)	59,480	3,125	68,554	42,077
Equity (earnings) in subsidiary, net of tax	(131,159)	(3,125)	—	134,284	—

Net income	$42,077	$62,605	$3,125	$(65,730)	$42,077

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended July 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$760,536	$29,228	$(24,662)	$765,102
Cost of products sold	—	337,273	17,822	(24,576)	330,519

Gross profit	—	423,263	11,406	(86)	434,583
Selling and administrative expenses	(207)	241,111	8,035	—	248,939
Loss on sale of assets	—	506	—	—	506
Special charges	—	2,388	—	—	2,388

Operating income	207	179,258	3,371	(86)	182,750
Net interest expense	25,769	24,601	(38)	(23,029)	27,303

(Loss) income before income taxes	(25,562)	154,657	3,409	22,943	155,447
(Benefit from) provision for income taxes	(171)	57,652	364	(33)	57,812

(Loss) income from operations	(25,391)	97,005	3,045	22,976	97,635
Equity (earnings) loss in subsidiary, net of tax	(123,026)	(3,045)	—	126,071	—

Net income	$97,635	$100,050	$3,045	$(103,095)	$97,635

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

July 2, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$48,429	$301	$4,263	$—	$52,993
Accounts receivable, net	2,018	134,497	14,901	—	151,416
Inventories	—	75,139	4,506	(17)	79,628
Salespersons overdrafts, net	—	15,438	991	—	16,429
Prepaid expenses and other current assets	458	11,820	1,386	—	13,664
Intercompany receivable	19,262	9,847	—	(29,109)	—
Deferred income taxes	2,957	18,049	143	—	21,149

Total current assets	73,124	265,091	26,190	(29,126)	335,279
Property, plant and equipment, net	233	204,766	1,548	—	206,547
Goodwill	—	983,904	24,741	—	1,008,645
Intangibles, net	—	471,637	10,501	—	482,138
Deferred financing costs, net	58,908	—	—	—	58,908
Deferred income taxes	—	—	2,795	—	2,795
Intercompany receivable	1,219,312	40,882	51,648	(1,311,842)	—
Other assets	2,183	12,530	279	—	14,992
Investment in subsidiaries	900,768	93,916	—	(994,684)	—
Prepaid pension costs	—	5,712	—	—	5,712

	$2,254,528	$2,078,438	$117,702	$(2,335,652)	$2,115,016

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$2,621	$38,442	$10,322	$8	$51,393
Accrued employee compensation	4,291	25,957	2,354	—	32,602
Customer deposits	—	65,557	6,789	—	72,346
Commissions payable	—	35,988	772	—	36,760
Income taxes payable	12,598	39,621	1,497	(6)	53,710
Interest payable	25,157	61	—	—	25,218
Current portion of long-term debt and capital leases	12,513	3,911	20	—	16,444
Intercompany payable	—	28,719	397	(29,116)	—
Other accrued liabilities	15,254	25,384	904	—	41,542

Total current liabilities	72,434	263,640	23,055	(29,114)	330,015
Long-term debt and capital leases, less current maturities	1,956,096	10,177	24	—	1,966,297
Intercompany payable	652,066	659,788	—	(1,311,854)	—
Deferred income taxes	4,995	182,019	—	—	187,014
Pension liabilities, net	14,415	38,504	—	—	52,919
Other noncurrent liabilities	22,054	23,542	707	—	46,303

Total liabilities	2,722,060	1,177,670	23,786	(1,340,968)	2,582,548
Mezzanine equity	359	—	—	—	359
Stockholder’s (deficit) equity	(467,891)	900,768	93,916	(994,684)	(467,891)

	$2,254,528	$2,078,438	$117,702	$(2,335,652)	$2,115,016

CONDENSED CONSOLIDATING BALANCE SHEET

January 1, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$46,794	$8,098	$5,305	$—	$60,197
Accounts receivable, net	1,307	104,973	5,960	—	112,240
Inventories	—	98,897	3,856	(307)	102,446
Salespersons overdrafts, net	—	29,592	1,027	—	30,619
Prepaid expenses and other current assets	1,416	16,531	348	—	18,295
Intercompany receivable	379	12,331	—	(12,710)	—
Deferred income taxes	2,932	17,983	139	—	21,054

Total current assets	52,828	288,405	16,635	(13,017)	344,851
Property, plant and equipment, net	324	213,306	821	—	214,451
Goodwill	—	983,904	24,595	—	1,008,499
Intangibles, net	—	493,305	10,504	—	503,809
Deferred financing costs, net	50,174	—	—	—	50,174
Deferred income taxes	—	—	2,690	—	2,690
Intercompany receivable	1,127,989	504,988	52,879	(1,685,856)	—
Other assets	2,184	11,533	72	—	13,789
Investment in subsidiaries	838,540	90,252	—	(928,792)	—
Prepaid pension costs	—	5,712	—	—	5,712

	$2,072,039	$2,591,405	$108,196	$(2,627,665)	$2,143,975

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,676	$43,782	$2,270	$—	$51,728
Accrued employee compensation	6,834	21,776	2,238	—	30,848
Customer deposits	—	175,042	8,266	—	183,308
Commissions payable	—	21,161	804	—	21,965
Income taxes payable	25,686	2,174	1,536	(119)	29,277
Interest payable	37,815	99	—	—	37,914
Current portion of long-term debt and capital leases	12,513	3,740	7	—	16,260
Intercompany payable	7,879	3,757	1,074	(12,710)	—
Other accrued liabilities	7,046	24,671	627	—	32,344

Total current liabilities	103,449	296,202	16,822	(12,829)	403,644
Long-term debt and capital leases, less current maturities	1,960,675	11,787	7	—	1,972,469
Intercompany payable	504,866	1,181,178	—	(1,686,044)	—
Deferred income taxes	(11,979)	193,659	—	—	181,680
Pension liabilities, net	606	53,067	—	—	53,673
Other noncurrent liabilities	24,434	16,972	1,115	—	42,521

Total liabilities	2,582,051	1,752,865	17,944	(1,698,873)	2,653,987
Mezzanine equity	145	—	—	—	145
Stockholder’s (deficit) equity	(510,157)	838,540	90,252	(928,792)	(510,157)

	$2,072,039	$2,591,405	$108,196	$(2,627,665)	$2,143,975

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended July 2, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$42,077	$62,605	$3,125	$(65,730)	$42,077
Other cash (used in) provided by operating activities	(63,777)	6,853	(4,420)	65,732	4,388

Net cash (used in) provided by operating activities	(21,700)	69,458	(1,295)	2	46,465
Purchases of property, plant and equipment	—	(26,688)	(783)	—	(27,471)
Additions to intangibles	—	(102)	(4)	—	(106)
Proceeds from sale of property and equipment	—	2,970	—	—	2,970
Acquisition of business, net of cash acquired	—	(4,681)	—	—	(4,681)

Net cash used in investing activities	—	(28,501)	(787)	—	(29,288)
Repayments of long-term debt and capital leases	(6,240)	(1,918)	(8)	—	(8,166)
Proceeds from issuance of long-term debt and capital leases	—	349	—	—	349
Intercompany payable (receivable)	46,154	(47,185)	1,033	(2)	—
Debt financing costs	(16,579)	—	—	—	(16,579)

Net cash provided by (used in) financing activities	23,335	(48,754)	1,025	(2)	(24,396)
Effect of exchange rate changes on cash and cash equivalents	—	—	15	—	15

Increase (decrease) in cash and cash equivalents	1,635	(7,797)	(1,042)	—	(7,204)
Cash and cash equivalents, beginning of period	46,794	8,098	5,305	—	60,197

Cash and cash equivalents, end of period	$48,429	$301	$4,263	$—	$52,993

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended July 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$97,635	$100,050	$3,045	$(103,095)	$97,635
Other cash (used in) provided by operating activities	(120,258)	12,725	(4,770)	103,094	(9,209)

Net cash (used in) provided by operating activities	(22,623)	112,775	(1,725)	(1)	88,426
Purchases of property, plant and equipment	—	(31,527)	—	—	(31,527)
Additions to intangibles	—	(317)	—	—	(317)
Proceeds from sale of property and equipment	—	256	—	—	256
Acquisition of business, net of cash acquired	—	(9,103)	—	—	(9,103)
Other investing activities, net	—	8	—	—	8

Net cash used in investing activities	—	(40,683)	—	—	(40,683)
Short-term borrowings	138,800	—	—	—	138,800
Short-term repayments	(138,800)	—	—	—	(138,800)
Principal payments on long-term debt	(4)	(1,171)	(554)	—	(1,729)
Proceeds from issuance of long-term debt and capital leases	—	7,236	—	—	7,236
Intercompany payable (receivable)	82,420	(82,421)	—	1	—
Distribution to shareholder	(150,384)	—	—	—	(150,384)

Net cash used in financing activities	(67,968)	(76,356)	(554)	1	(144,877)
Effect of exchange rate changes on cash and cash equivalents	—	—	(724)	—	(724)

Decrease in cash and cash equivalents	(90,591)	(4,264)	(3,003)	—	(97,858)
Cash and cash equivalents, beginning of period	98,340	3,825	10,928	—	113,093

Cash and cash equivalents, end of period	$7,749	$(439)	$7,925	$—	$15,235

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expectations with respect to future cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but rather predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under, Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended January 1, 2011, in addition to those discussed elsewhere in this report.

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

We continued to expand our business in April 2011 through the acquisition of Color Optics, a specialized packaging provider, serving the cosmetic and consumer products industries with highly decorated packaging solutions that is complementary to our sampling business. The results of the acquired Color Optics operations are reported as part of the Marketing and Publishing Services segment from the date of acquisition.

Our three reportable segments as of July 2, 2011 consisted of:

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

The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. While historically the purchase of class rings has been relatively resistant to economic conditions, we have seen a continuing shift in jewelry metal mix from gold to lesser priced metals since 2009, which we believe is primarily attributable to the impact of significantly higher precious metal costs on our jewelry prices. In the third quarter there has been an unprecedented increase in the price of gold which is likely to impact our manufacturing costs through the second fiscal half of 2011.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services. Specifically, funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, affecting volume in our elementary/high school publishing services products and services. The trade book publishing industry is experiencing an accelerated shift towards digital books which trend negatively impacts our publishing services business in terms of less printed copies of books as well as shorter print runs. The recently announced liquidation of the Borders Group retail stores will likely impact demand for trade books for some period of time.

We seek to distinguish ourselves based on our capabilities, innovative service offerings to our customers, quality and organizational and financial strength. We continue to diversify, expand and improve our product and service offerings, including to address changes in technology, consumer behavior and user preferences.

In addition, we have continued to implement efforts to reduce costs and drive operating efficiencies, including through the restructuring and integration of our operations and the rationalization of sales, administrative and support functions. We expect to initiate additional efforts focused on cost reduction and containment to address continued challenging marketplace conditions as well as competitive and pricing pressures demanding innovation and a lower cost structure.

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJMBP III completed the Transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade. The Transactions were accounted for as a combination of interests under common control.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P., and DLJMBP III owned approximately 82.5% of Holdco’s outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of August 8, 2011, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of August 8, 2011, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

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

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis. These amendments clarify existing guidance that, if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance became effective, on a prospective basis, for business combinations for which the acquisition date is on or after the first annual reporting period after December 15, 2010. Our adoption of this guidance did not have a material impact on our financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”) which generally provides a uniform framework for fair value measurements and related disclosures between GAAP and the International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in ASU 2011-04 include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference, (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact and disclosure of this standard but do not expect this standard to have a significant impact, if any, on our financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU 2011-05’) which revises the manner in which entities present comprehensive income in their financial statements. The new guidance amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, referred to as the statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact and disclosure of this standard but do not expect this standard to have a significant impact, if any, on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended July 2, 2011 Compared to the Three Months Ended July 3, 2010

The following table sets forth selected information derived from our condensed consolidated statements of operations for the three-month periods ended July 2, 2011 and July 3, 2010.

	Three months ended
In thousands	July 2, 2011	July 3, 2010	$ Change	% Change
Net sales	$493,148	$499,073	$(5,925)	(1.2%)
Cost of products sold	205,715	201,708	4,007	2.0%

Gross profit	287,433	297,365	(9,932)	(3.3%)
% of net sales	58.3%	59.6%

Selling and administrative expenses	129,200	135,064	(5,864)	(4.3%)
% of net sales	26.2%	27.1%
(Gain) loss on disposal of fixed assets	(364)	577	(941)	NM
Special charges	8,751	922	7,829	NM

Operating income	149,846	160,802	(10,956)	(6.8%)
% of net sales	30.4%	32.2%

Interest expense, net	39,626	13,782	25,844	187.5%

Income before income taxes	110,220	147,020	(36,800)
Provision for income taxes	49,669	54,788	(5,119)	(9.3%)

Net income	$60,551	$92,232	$(31,681)	(34.3%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our condensed consolidated statements of operations for the three-month periods ended July 2, 2011 and July 3, 2010. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	July 2, 2011	July 3, 2010	$ Change	% Change
Net sales
Scholastic	$135,684	$131,688	$3,996	3.0%
Memory Book	268,834	276,900	(8,066)	(2.9%)
Marketing and Publishing Services	88,653	90,486	(1,833)	(2.0%)
Inter-segment eliminations	(23)	(1)	(22)	NM

Net sales	$493,148	$499,073	$(5,925)	(1.2%)

Operating income
Scholastic	$21,585	$15,018	$6,567	43.7%
Memory Book	120,179	132,590	(12,411)	(9.4%)
Marketing and Publishing Services	8,082	13,194	(5,112)	(38.7%)

Operating income	$149,846	$160,802	$(10,956)	(6.8%)

Depreciation and amortization
Scholastic	$6,838	$6,793	$45	0.7%
Memory Book	11,186	10,691	495	4.6%
Marketing and Publishing Services	8,583	8,108	475	5.9%

Depreciation and amortization	$26,607	$25,592	$1,015	4.0%

NM = Not meaningful

Net Sales. Consolidated net sales decreased $6.0 million, or 1.2%, to $493.1 million for the three months ended July 2, 2011 compared to $499.1 million for the second fiscal quarter of 2010. Included in consolidated net sales for the three-month period ended July 2, 2011 were approximately $3.8 million of incremental sales attributed to acquisitions. Excluding the impact of these acquisitions, consolidated net sales decreased $9.8 million, a decline of 2.0%, for the three months ended July 2, 2011 compared to the prior year comparable period.

Net sales for the Scholastic segment were $135.7 million for the second fiscal quarter of 2011, an increase of 3.0% compared to $131.7 million for the second fiscal quarter of 2010. This increase was primarily attributable to higher volume and prices in our jewelry products.

Net sales for the Memory Book segment were $268.8 million for the second fiscal quarter of 2011, a decrease of 2.9% compared to $276.9 million for the second fiscal quarter of 2010. This decrease was primarily attributable to lower volume.

Net sales for the Marketing and Publishing Services segment decreased $1.8 million, or 2.0%, to $88.7 million from $90.5 million for the second fiscal quarter of 2010. This decrease was primarily attributable to lower volume in our publishing services operations offset by the impact of higher sampling sales including sales from our acquisition of Color Optics completed on April 4, 2011.

Gross Profit. Consolidated gross profit decreased $10.0 million, or 3.3%, to $287.4 million for the three months ended July 2, 2011 from $297.4 million for the three-month period ended July 3, 2010. As a percentage of net sales, gross profit margin decreased to 58.3% for the three months ended July 2, 2011 from 59.6% for the comparative period in 2010. This decrease in gross profit margin was primarily due to the impact of certain work we elected to perform at lower margin billings and higher precious metal costs during the period.

Selling and Administrative Expenses. Selling and administrative expenses decreased $5.9 million, or 4.3%, to $129.2 million for the three months ended July 2, 2011 from $135.1 million for the corresponding period in 2010. This decrease reflects the absence of legal costs during the period that were otherwise incurred in 2010 in connection with the defense and resolution of certain legal proceedings, offset somewhat by increased stock-based compensation expense in fiscal 2011. Excluding the impact of costs associated with such legal proceedings and stock-based compensation, selling and administrative expenses decreased $1.0 million which was primarily attributable to lower overall commissions and the savings resulting from cost reduction initiatives. As a percentage of net sales, selling and administrative expenses increased slightly to 25.5% for the three months ended July 2, 2011 compared to 25.4% for the three months ended July 3, 2010.

Special Charges. During the three months ended July 2, 2011, we recorded $5.8 million of restructuring costs and $2.9 million of other special charges. Restructuring costs consisted of $4.1 million, $1.3 million and $0.4 million of severance and related benefit costs associated with reductions in force in the Memory Book, Scholastic and Marketing Publishing Services segments, respectively. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $0.7 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment associated with the closure of the Milwaukee, Wisconsin facility. The associated employee headcount reductions related to the above actions were 231, 92 and 23 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

During the three months ended July 3, 2010, the Company recorded $0.9 million of restructuring costs. The Memory Book and Scholastic segments incurred $0.4 million and $0.2 million, respectively, of severance and related benefit costs for headcount reductions related to cost reduction initiatives. The Marketing and Publishing Services segments incurred $0.3 million of severance and related benefit costs for headcount reductions associated with reductions in force. The associated employee headcount reductions related to the above actions were eight, seven and five in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $11.0 million to $149.8 million for the three months ended July 2, 2011 compared to $160.8 million for the comparable period in 2010. As a percentage of net sales, operating income decreased to 30.4% for the second fiscal quarter of 2011 from 32.2% for the same period in 2010.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	July 2, 2011	July 3, 2010	$ Change	% Change
Interest expense	$36,458	$12,465	$23,993	192.5%
Amortization of debt discount, premium and deferred financing costs	3,186	1,324	1,862	140.6%
Interest income	(18)	(7)	(11)	NM

Interest expense, net	$39,626	$13,782	$25,844	187.5%

NM = Not meaningful

Net interest expense increased $25.8 million to $39.6 million for the three months ended July 2, 2011 compared to $13.8 million for the comparative 2010 period primarily due to increased borrowings and higher average interest rates related to the 2010 Refinancing (in which all indebtedness of Holdco and Visant was refinanced at Visant).

Income Taxes. We recorded an income tax provision for the three months ended July 2, 2011 based on our best estimate of the consolidated effective tax rate applicable for the entire year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended July 2, 2011 and July 3, 2010 were 45.1% and 37.3%, respectively. The increase in the effective income tax rate was primarily due to the loss of the deduction for domestic manufacturing and reduced utilization of foreign tax credits at the consolidated group level for foreign earnings repatriations anticipated for 2011.

Net Income. As a result and primarily attributable to the higher interest expense as a result of the 2010 Refinancing, we reported net income of $60.6 million for the three months ended July 2, 2011 compared to net income of $92.2 million for the three months ended July 3, 2010.

Six Months Ended July 2, 2011 Compared to the Six Months Ended July 3, 2010

The following table sets forth selected information derived from our condensed consolidated statements of operations for the six-month periods ended July 2, 2011 and July 3, 2010.

	Six months ended		$ Change	% Change
In thousands	July 2, 2011	July 3, 2010
Net sales	$743,886	$765,102	$(21,216)	(2.8%)
Cost of products sold	325,618	330,519	(4,901)	(1.5%)

Gross profit	418,268	434,583	(16,315)	(3.8%)
% of net sales	56.2%	56.8%
Selling and administrative expenses	245,885	248,939	(3,054)	(1.2%)
% of net sales	33.1%	32.5%
(Gain) loss on disposal of fixed assets	(425)	506	(931)	NM
Special charges	11,514	2,388	9,126	NM

Operating income	161,294	182,750	(21,456)	(11.7%)
% of net sales	21.7%	23.9%
Interest expense, net	82,225	27,303	54,922	201.2%

Income before income taxes	79,069	155,447	(76,378)	(49.1%)
Provision for income taxes	36,992	57,812	(20,820)	(36.0%)

Net income	$42,077	$97,635	$(55,558)	(56.9%)

NM = Not meaningful

The following table sets forth selected segment information derived from our condensed consolidated statements of operations for the six-month periods ended July 2, 2011 and July 3, 2010. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Six months ended		$ Change	% Change
In thousands	July 2, 2011	July 3, 2010
Net sales
Scholastic	$291,966	$289,405	$2,561	0.9%
Memory Book	274,406	283,688	(9,282)	(3.3%)
Marketing and Publishing Services	177,543	192,028	(14,485)	(7.5%)
Inter-segment eliminations	(29)	(19)	(10)	NM

Net sales	$743,886	$765,102	$(21,216)	(2.8%)

Operating income
Scholastic	$40,095	$35,552	$4,543	12.8%
Memory Book	105,301	118,070	(12,769)	(10.8%)
Marketing and Publishing Services	15,898	29,128	(13,230)	(45.4%)

Operating income	$161,294	$182,750	$(21,456)	(11.7%)

Depreciation and amortization
Scholastic	$16,048	$15,351	$697	4.5%
Memory Book	19,893	19,463	430	2.2%
Marketing and Publishing Services	17,131	16,842	289	1.7%

Depreciation and amortization	$53,072	$51,656	$1,416	2.7%

NM = Not meaningful

Net Sales. Consolidated net sales decreased $21.2 million, or 2.8%, to $743.9 million for the six months ended July 2, 2011 compared to $765.1 million for the prior year comparable period. Included in consolidated net sales for the six-month period ended July 2, 2011 were approximately $7.4 million of incremental sales attributed to acquisitions. Excluding the impact of these acquisitions, consolidated net sales decreased $28.6 million, a decline of 3.7%, for the six months ended July 2, 2011 compared to the prior year comparable period.

Net sales of our Scholastic segment for the six months ended July 2, 2011 increased by $2.6 million, or 0.9%, to $292.0 million compared to $289.4 million for the six months ended July 3, 2010. This increase was primarily attributable to higher volume and prices in our jewelry products.

Net sales for the Memory Book segment were $274.4 million for the six-month period ended July 2, 2011, a decrease of 3.3%, compared to $283.7 million for the six-month period ended July 3, 2010. This decrease was primarily attributable to lower volume.

Net sales of the Marketing and Publishing Services segment decreased $14.5 million, or 7.5%, to $177.5 million for the first six months of fiscal 2011 compared to $192.0 million during the first six months of fiscal 2010. This decrease was primarily attributable to lower volume in our publishing services operations offset by the impact of higher sampling sales including those from the acquisition of Color Optics.

Gross Profit. Consolidated gross profit decreased $16.3 million, or 3.8%, to $418.3 million for the six months ended July 2, 2011 from $434.6 million for the six-month period ended July 3, 2010. As a percentage of net sales, gross profit margin decreased slightly to 56.2% for the six months ended July 2, 2011 from 56.8% for the comparative period in 2010. This decrease in gross profit margin was primarily due to the impact of certain work we elected to perform at lower margin billings and higher precious metal costs during the period.

Selling and Administrative Expenses. Selling and administrative expenses decreased $3.0 million, or 1.2%, to $245.9 million for the six months ended July 2, 2011 from $248.9 million for the corresponding period in 2010. This decrease reflects the absence of legal costs during the period that were otherwise incurred in 2010 in connection with the defense and resolution of certain legal proceedings. Excluding the impact of costs associated with such legal proceedings and stock-based compensation, selling and administrative expenses increased $0.1 million to $240.0 million for fiscal 2011 and, as a percentage of net sales, increased to 32.2% for the six months ended July 2, 2011 from 31.4% for the comparative period in 2010. This increase, as a percentage of net sales, was primarily attributable to a higher proportion of total net sales in our Scholastic and Memory Book segments, which typically carry higher selling and administrative costs.

Special Charges. During the six-month period ended July 2, 2011, we recorded $7.2 million of restructuring costs and $4.3 million of other special charges. Restructuring costs consisted of $4.4 million, $2.1 million and $0.7 million of severance and related benefit costs associated with reductions in force in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $2.1 million of non-cash asset related impairment charges associated with the closure of the Milwaukee, Wisconsin facility. The associated employee headcount reductions related to the above actions were 234, 137 and 29 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

For the six-month period ended July 3, 2010, the Company recorded $2.2 million of restructuring costs and $0.1 million of other special charges. Restructuring costs for the six months ended July 3, 2010 included $1.0 million and $0.5 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively. Also included was $0.8 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.1 million of non-cash asset impairment charges. The associated employee headcount reductions were 58, 13 and 21 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $21.5 million to $161.3 million for the six months ended July 2, 2011 compared to $182.8 million for the comparable period in 2010. As a percentage of net sales, operating income was 21.7% and 23.9% for the six-month periods ended July 2, 2011 and July 3, 2010, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

	Six months ended
In thousands	July 2, 2011	July 3, 2010	$ Change	% Change
Interest expense	76,616	24,785	51,831	209.1%
Amortization of debt discount, premium and deferred financing costs	5,649	2,649	3,000	113.3%
Interest income	(40)	(131)	91	NM

Interest expense, net	82,225	27,303	54,922	201.2%

NM = Not meaningful

Net interest expense increased $54.9 million to $82.2 million for the six months ended July 2, 2011 compared to $27.3 million for the comparative prior year period, primarily due to increased borrowings and higher average interest rates related to the 2010 Refinancing (in which all indebtedness of Holdco and Visant was refinanced at Visant).

Income Taxes. We recorded an income tax provision for the six months ended July 2, 2011 based on our best estimate of the consolidated effective tax rate applicable for the entire year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the six months ended July 2, 2011 and July 3, 2010 were 46.8% and 37.2%, respectively. The increase in the effective income tax rate was primarily due to the loss of the deduction for domestic manufacturing for 2011 as a result of the carryforward tax effects of the net operating loss generated in 2010 by the U.S. federal tax filing entity, Holdco, which includes Visant and its subsidiaries on a consolidated basis. The increase in the effective tax rate was also impacted by reduced utilization at the consolidated group level of foreign tax credits in connection with foreign earnings repatriations anticipated for 2011. For the six-month period ended July 3, 2010, the effective tax rate was also favorably impacted by the nonrecurring effect of the Canada Revenue Agency decision to withdraw its transfer price assessment for Jostens for the taxable periods 1996 and 1997 and refund certain amounts.

Net Income. As a result and primarily attributable to the higher interest expense as a result of the 2010 Refinancing, net income decreased $55.5 million to $42.1 million for the six months ended July 2, 2011 compared to net income of $97.6 million for the six months ended July 3, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents our cash flow activity for the six months of fiscal 2011 and 2010 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Six months ended
In thousands	July 2, 2011	July 3, 2010
Net cash provided by operating activities	$46,465	$88,426
Net cash used in investing activities	(29,288)	(40,683)
Net cash used in financing activities	(24,396)	(144,877)
Effect of exchange rate changes on cash	15	(724)

Decrease in cash and cash equivalents	$(7,204)	$(97,858)

For the six months ended July 2, 2011, cash provided by operating activities was $46.5 million compared with $88.4 million for the comparable prior year period. The decrease in cash from operating activities of $41.9 million was attributable to lower cash earnings, primarily due to increased interest expense, and the timing of interest payments due to the 2010 Refinancing, offset somewhat by lower working capital requirements.

Net cash used in investing activities for the six months ended July 2, 2011 was $29.3 million compared with $40.7 million for the comparative 2010 period. The $11.4 million change was primarily driven by decreased acquisition activity of

$4.4 million and lower capital expenditures for property, plant and equipment of $4.0 million during the first six months of 2011 versus the comparable 2010 period. Our capital expenditures relating to purchases of property, plant and equipment were $27.5 million and $31.5 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

Net cash used in financing activities for the six months ended July 2, 2011 was $24.4 million, compared with $144.9 million for the comparable 2010 period. Net cash used in financing activities for the six months ended July 2, 2011 primarily consisted of $7.8 million for the net repayment of long-term debt and $16.6 million related to debt financing costs and related expenses from the Repricing in March 2011. Net cash used in financing activities for the six months ended July 3, 2010 consisted of $137.7 million for the payment of the February 2010 Distribution described below and $12.7 million of distributions to fund scheduled interest payments on Holdco’s outstanding indebtedness offset by an increase in net borrowings of $5.5 million.

On February 26, 2010, the Board of Directors of Holdco declared the February 2010 Distribution in an aggregate amount of $137.7 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $22.00 per share, on Holdco’s outstanding common stock. The February 2010 Distribution was paid on March 1, 2010 to stockholders and optionholders of record on February 26, 2010 and was funded from cash on hand.

During the six months ended July 3, 2010, Visant transferred approximately $137.7 million of cash through Visant Secondary to Holdco to allow Holdco to make the February 2010 Distribution. The February 2010 Distribution was reflected in our condensed consolidated balance sheet as a reduction in accumulated earnings and presented in our condensed consolidated statement of cash flows as a distribution to stockholder.

During the six months ended July 3, 2010, Visant also transferred approximately $12.7 million of cash from Visant Secondary Holding Corp. to Holdco to allow Holdco to make scheduled interest payments on its previously outstanding indebtedness. The transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in accumulated earnings and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder.

On March 1, 2011, Visant announced the completion of the Repricing providing for the incurrence of new term loans in an aggregate principal amount of $1,246.9 million, with the proceeds of the new term loans, together with cash on hand, being used to repay the existing term B loans outstanding in full. The amended term loan B facility provides for an interest rate for each term loan based upon LIBOR or an ABR plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1% of the outstanding principal amount of the term loan facility along with certain other fees and expenses. A 1% prepayment premium will be payable in respect of subsequent repricing events, if any, occurring on or prior to March 1, 2012.

We use cash generated from operations primarily for debt service obligations and capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on hand and, if consummated, future financings. Based upon the current level of operations, management expects our cash flows from operations along with availability under our Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt interest and retirement obligations and related costs, and capital spending for the foreseeable future. To the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof.

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and other direct mail and commercial printed products have also historically reflected seasonal variations and generate a majority of annual net sales during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Based on the seasonality of our cash flow, we traditionally borrow under our Revolving Credit Facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

We have substantial debt service requirements and are highly leveraged. As of July 2, 2011, we had total indebtedness of $2,004.8 million (exclusive of $12.3 million letters of credit outstanding and $22.1 million of original issue discount), including $14.2 million of outstanding borrowings under capital lease and equipment financing arrangements. Our cash and cash equivalents as of July 2, 2011 totaled $53.0 million. As of July 2, 2011, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $162.7 million of available borrowings under Visant’s $175.0 million Revolving Credit Facility as of July 2, 2011. As of July 2, 2011, Visant had $1,240.6 million outstanding under the Term B Loan facility, $750.0 million aggregate principal amount outstanding of the Senior Notes, $12.3 million outstanding in the form of standby letters of credit under its secured credit facilities and $14.2 million of outstanding borrowings under capital lease and equipment financing arrangements. There were no borrowings under the Revolving Credit Facility during the period ended July 2011 (other than the $12.3 million outstanding in the form of standby letters of credit).

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk during the quarter ended July 2, 2011. However, in the third quarter there has been an unprecedented increase in the price of gold which increases our exposure to market risk through the second half of 2011. For additional information, refer to the discussion under Item  2.—Management’s Discussion and Analyses of Financial Condition and Results of Operations—General, elsewhere in this report and Item 7A of our 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

During the quarter ended July 2, 2011, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the second fiscal quarter ended July 2, 2011, we did not issue or sell any equity securities, except that on April 27, 2011 and June 13, 2011, 763 and 579 shares of Holdco’s Class A Common Stock were issued to two former employees, respectively, in connection with the exercise of vested options by such former employees in connection with their separation from service.

ITEM 5.	OTHER INFORMATION

We make the following disclosure that otherwise would be made on a Form 8-K/A:

The disclosure contained in this Item 5 amends and supplements the Form 8-K filed by Visant on April 26, 2011 (the “Original 8-K”), disclosing the consolidation of certain of the memory book and commercial print operations of Jostens resulting in the permanent closure of certain of Jostens’ State College, Pennsylvania facilities later this year.

At the time of the filing of the Original 8-K, Visant was unable in good faith to make a determination of an estimate of the total amount or range of amounts expected to be incurred in connection with the consolidation.

Visant estimates the total cash costs to be incurred in connection with the consolidation will be approximately $7.1 million, consisting of (1) approximately $4.2 million for severance, termination-related benefit costs and related cash expenditures and relocation costs, (2) approximately $0.8 million relating to the closure of the facilities and associated costs and (3) approximately $2.1 million relating to the relocation of equipment. Visant anticipates that substantially all of the cash costs will be incurred during the fourth quarter of fiscal 2011 and the first six months of fiscal year 2012. Visant estimates the total non-cash costs to be incurred in connection with the consolidation from the write-off of certain fixed assets will be approximately $2.1 million.

All discussions of costs and time periods set forth in this Item 5 are estimates which, while based on Visant’s current good faith expectations, are subject to change. See “Cautionary Note Regarding Forward-Looking Statements” above.

ITEM 6.	EXHIBITS

3.1(2)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.).

3.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(2)	By-Laws of Visant Corporation.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.

(2)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: August 16, 2011	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: August 16, 2011	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)