Form 10-Q
period 2011-10-01
VISANT CORP
filed 2011-11-14
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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

As of November 7, 2011, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
In thousands	2011	2010	2011	2010
Net sales	$227,635	$224,287	$971,521	$989,389
Cost of products sold	122,253	120,585	447,871	451,104

Gross profit	105,382	103,702	523,650	538,285
Selling and administrative expenses	89,458	98,374	335,343	347,313
(Gain) loss on disposal of fixed assets	(34)	(303)	(459)	203
Special charges	835	995	12,349	3,383

Operating income	15,123	4,636	176,417	187,386
Interest expense, net	39,549	18,372	121,774	45,675
Loss on repurchase and redemption of debt	—	9,693	—	9,693

(Loss) income before income taxes	(24,426)	(23,429)	54,643	132,018
(Benefit from) provision for income taxes	(12,157)	(1,861)	24,835	55,951

Net (loss) income	$(12,269)	$(21,568)	$29,808	$76,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 1,	January 1,
In thousands, except share amounts	2011	2011
ASSETS
Cash and cash equivalents	$37,339	$60,197
Accounts receivable, net	134,177	112,240
Inventories	95,361	102,446
Salespersons overdrafts, net of allowance of $12,471 and $11,467, respectively	28,049	30,619
Prepaid expenses and other current assets	12,398	18,295
Income tax receivable	714	—
Deferred income taxes	21,562	21,054

Total current assets	329,600	344,851

Property, plant and equipment	503,631	477,746
Less accumulated depreciation	(290,073)	(263,295)

Property, plant and equipment, net	213,558	214,451
Goodwill	1,008,316	1,008,499
Intangibles, net	468,375	503,809
Deferred financing costs, net	56,573	50,174
Deferred income taxes	2,572	2,690
Other assets	12,818	13,789
Prepaid pension costs	5,712	5,712

Total assets	$2,097,524	$2,143,975

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Short-term borrowings	$52,000	$—
Accounts payable	52,781	51,728
Accrued employee compensation and related taxes	31,719	30,848
Commissions payable	9,045	21,965
Customer deposits	52,827	183,308
Income taxes payable	36,108	29,277
Current portion of long-term debt and capital leases	16,476	16,260
Interest payable	43,436	37,914
Other accrued liabilities	27,336	32,344

Total current liabilities	321,728	403,644

Long-term debt and capital leases - less current maturities	1,963,143	1,972,469
Deferred income taxes	193,059	181,680
Pension liabilities, net	52,455	53,673
Other noncurrent liabilities	48,137	42,521

Total liabilities	2,578,522	2,653,987

Mezzanine equity	466	145
Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at October 1, 2011 and January 1, 2011	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at October 1, 2011 and January 1, 2011	—	—
Additional paid-in-capital	94	54
Accumulated deficit	(450,807)	(480,615)
Accumulated other comprehensive loss	(30,751)	(29,596)

Total stockholder’s deficit	(481,464)	(510,157)

Total liabilities, mezzanine equity and stockholder’s deficit	$2,097,524	$2,143,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
In thousands	October 1, 2011	October 2, 2010
Net income	$29,808	$76,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,468	33,904
Amortization of intangible assets	41,654	43,008
Amortization of debt discount, premium and deferred financing costs	8,868	4,211
Other amortization	329	391
Deferred income taxes	13,892	(13,772)
Loss on repurchase and redemption of debt	—	8,607
(Gain) loss on disposal of fixed assets	(459)	203
Stock-based compensation	361	69
Loss on asset impairments	4,601	198
Other	3,796	—
Changes in assets and liabilities:
Accounts receivable	(19,680)	(10,421)
Inventories	7,484	14,061
Salespersons overdrafts	2,511	(1,999)
Prepaid expenses and other current assets	7,016	4,069
Accounts payable and accrued expenses	2,508	(10,622)
Customer deposits	(130,324)	(130,246)
Commissions payable	(12,877)	(13,952)
Income taxes payable/receivable	5,450	44,665
Interest payable	5,522	(5,359)
Other operating activities, net	(10,335)	1,468

Net cash (used in) provided by operating activities	(3,407)	44,550

Purchases of property, plant and equipment	(42,285)	(43,163)
Proceeds from sale of property and equipment	4,552	659
Acquisition of business, net of cash acquired	(4,681)	(9,906)
Additions to intangibles	(188)	(741)
Other investing activities, net	—	8

Net cash used in investing activities	(42,602)	(53,143)

Short-term borrowings	60,500	308,700
Short-term repayments	(8,500)	(216,200)
Repayment of long-term debt and capital lease obligations	(12,199)	(819,080)
Proceeds from issuance of long-term debt and capital leases	349	1,983,234
Distribution to stockholder	—	(1,303,731)
Debt financing costs and related expenses	(16,579)	(47,585)

Net cash provided by (used in) financing activities	23,571	(94,662)

Effect of exchange rate changes on cash and cash equivalents	(420)	(324)

Decrease in cash and cash equivalents	(22,858)	(103,579)
Cash and cash equivalents, beginning of period	60,197	113,093

Cash and cash equivalents, end of period	$37,339	$9,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Overview

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance, cosmetic and personal care sampling, and educational and trade publishing segments. The Company sells products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, the availability of school funding, product and service offerings, quality and price.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Visant Holding Corp.’s (“Holdco”) outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. As of October 1, 2011, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.2% and 41.0%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of October 1, 2011, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.4% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

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

Amounts previously reported for “Stock-based compensation” and “Other operating activities, net” within the operating section of the Condensed Consolidated Statement of Cash Flows for the nine-months ended October 2, 2010 have been adjusted in order to present separately the amount of stock-based compensation not settled in cash, in “Other operating activities, net”; however, total net cash provided by operating activities were unchanged.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $2.6 million and $2.8 million for each of the quarters ended October 1, 2011 and October 2, 2010, respectively. Advertising expense totaled $6.2 million for the nine months ended October 1, 2011 and $6.1 million for the nine months ended October 2, 2010.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year. The total net warranty costs on rings were $0.8 million for each of the three-month periods ended October 1, 2011 and October 2, 2010, respectively. For the nine months ended October 1, 2011 and October 2, 2010, the total net warranty costs were $3.5 million and $3.6 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the Condensed Consolidated Balance Sheets were approximately $0.6 million as of each of October 1, 2011 and January 1, 2011.

Stock-based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. Visant recognized total stock-based compensation expense of approximately $0.6 million and $10.0 million for the three-month periods ended October 1, 2011 and October 2, 2010, respectively. Stock-based compensation expense totaled $6.5 million and $10.0 million for the nine-month periods ended October 1, 2011 and October 2, 2010, respectively. Stock-based compensation is included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder

(or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the balance sheet as of October 1, 2011 and January 1, 2011, respectively.

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

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that is material on an individual or aggregate basis. These amendments clarify existing guidance that, if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also require expanded supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance became effective, on a prospective basis, for business combinations for which the acquisition date is on or after the first annual reporting period after December 15, 2010. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”) which revises the manner in which entities present comprehensive income in their financial statements. This new guidance amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, referred to as the statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2011. The Company is currently evaluating the impact and disclosure of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”) which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than the carrying amount for such reporting unit, then the two-step goodwill impairment test would be required. Otherwise, further goodwill impairment testing would not be required. Companies are not required to perform the qualitative assessment for any reporting unit in any period and may proceed directly to Step 1 of the goodwill impairment test. A company that validates its conclusion by measuring fair value can resume performing the qualitative assessment in any subsequent period. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed with respect to fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the requirements and impact of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

3.	Restructuring Activity and Other Special Charges

During the three months ended October 1, 2011, the Company recorded $0.5 million of restructuring costs and $0.3 million of other special charges. Restructuring costs consisted of $0.1 million of severance and related benefit costs associated with reductions in force in each of the Memory Book and Scholastic segments. Also included in restructuring costs was $0.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Other special charges consisted of $0.3 million of non-cash asset related impairment charges associated with the closure of the Milwaukee, Wisconsin facility in the Marketing and Publishing Services segment.

During the nine-month period ended October 1, 2011, the Company recorded $7.7 million of restructuring costs and $4.6 million of other special charges. Restructuring costs consisted of $4.5 million, $2.2 million and $0.7 million of severance and related benefit costs associated with reductions in force in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively, and $0.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $2.4 million of non-cash asset related impairment charges associated with the closure of the Milwaukee, Wisconsin facility in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 234, 137 and 29 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

During the three months ended October 2, 2010, the Company recorded $0.9 million of restructuring costs and $0.1 million of other special charges. The Scholastic segments incurred $0.4 million of severance and related benefits for headcount reductions associated with the closure of the Unadilla, Georgia facility and $0.1 million of other facility closure costs. The Marketing and Publishing Services segments incurred $0.1 million of severance and related benefits for headcount reductions associated with reductions in force and $0.4 million of costs associated with the exit of certain leased office space. The associated employee headcount reductions related to the above actions were two and 84 in the Marketing and Publishing Services and Scholastic segments, respectively.

For the nine-month period ended October 2, 2010, the Company recorded $3.2 million of restructuring costs and $0.2 million of other special charges. Restructuring costs for the nine months ended October 2, 2010 included $1.6 million and $0.5 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively, and $1.3 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.2 million in the aggregate of non-cash asset impairment charges in the Scholastic and Marketing and Publishing Services segments. The associated employee headcount reductions were 142, 13 and 23 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively

Restructuring accruals of $5.4 million and $1.7 million as of October 1, 2011 and January 1, 2011, respectively, are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The accruals include amounts provided for severance and related benefits related to headcount reductions in the Scholastic, Memory Book and Marketing and Publishing Services segments.

On a cumulative basis since January 4, 2009 and through October 1, 2011, the Company incurred $31.6 million of employee severance and related benefit costs associated with the 2011, 2010 and 2009 cost savings initiatives, which affected 1,117 employees. The Company has paid $26.2 million in cash related to these cost savings initiatives.

Changes in the restructuring accruals during the first nine months of 2011 were as follows:

In thousands	2011 Initiatives	2010 Initiatives	2009 Initiatives	Total
Balance at January 1, 2011	$—	$1,209	$490	$1,699
Restructuring charges	7,713	37	(2)	7,748
Severance and related benefits paid	(2,838)	(943)	(229)	(4,010)

Balance at October 1 , 2011	$4,875	$303	$259	$5,437

The Company expects the majority of the remaining severance and related benefits associated with the 2011, 2010 and 2009 initiatives to be paid by the end of 2012.

4.	Acquisitions

2011 Acquisition

On April 4, 2011, the Company consummated the acquisition of Color Optics, Inc. (“Color Optics”) through a stock purchase for a total purchase price of $4.8 million paid in cash at closing and a subsequent working capital adjustment. Color Optics is a specialized packaging provider, serving the cosmetic and consumer products industries with highly decorated packaging solutions complementary to the Company’s sampling business. The results of the acquired Color Optics operations are reported as part of the Marketing and Publishing Services segment from the date of acquisition. There were no goodwill or intangible assets recognized in connection with this acquisition.

The aggregate cost of the acquisition was allocated to the tangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The final allocation of the purchase price for the Color Optics acquisition was as follows:

In thousands	October 1, 2011
Current assets	$3,451
Property, plant and equipment	614
Intangible assets	—
Goodwill	—
Long-term assets	2,412
Current liabilities	(1,647)
Long-term liabilities	(54)

$4,776

2010 Acquisitions

On February 1, 2010, the Company purchased all of the outstanding common stock of Rock Creek Athletics, Inc. (“Rock Creek”) for a total purchase price of $5.4 million, including $4.7 million paid in cash at closing and a subsequent working capital adjustment and $0.7 million related to a contingent consideration arrangement subject to Rock Creek achieving a certain revenue target through December 2010. As of January 1, 2011, the Company determined that no payment related to the earn-out provision would be made, and as a result, an adjustment was made to earnings at that time. Rock

Creek is a producer of varsity jackets and is complementary to the Company’s awards and team jackets business. The results of the acquired Rock Creek operations are reported as part of the Scholastic segment from the date of acquisition. None of the goodwill or intangible assets will be amortized for tax purposes.

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

The final allocation of the purchase price for the Rock Creek, Intergold and Daden Assets acquisitions was as follows:

In thousands	October 1, 2011
Current assets	$3,242
Property, plant and equipment	1,104
Intangible assets	5,920
Goodwill	4,088
Long-term assets	2,486
Current liabilities	(2,772)
Long-term liabilities	(1,884)

$12,184

In connection with the purchase accounting related to the acquisitions of Rock Creek, Intergold and the Daden Assets, the intangible assets and goodwill approximated $10.0 million and consisted of:

In thousands	October 1, 2011
Customer relationships	$5,437
Trademarks (definite lived)	483
Goodwill	4,088

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

5.	Comprehensive (Loss) Income

The following amounts were included in determining comprehensive (loss) income for the Company as of the dates indicated:

	Three months ended		Nine months ended
In thousands	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net (loss) income	$(12,269)	$(21,568)	$29,808	$76,067
Change in cumulative translation adjustment	(1,128)	744	(589)	(145)
Pension and other postretirement benefit plans, net of tax	(189)	(147)	(566)	(439)

Comprehensive (loss) income	$(13,586)	$(20,971)	$28,653	$75,483

6.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	October 1, 2011	January 1, 2011
Trade receivables	$146,138	$124,427
Allowance for doubtful accounts	(5,188)	(5,071)
Allowance for sales returns	(6,773)	(7,116)

Accounts receivable, net	$134,177	$112,240

7.	Inventories

Inventories were comprised of the following:

In thousands	October 1, 2011	January 1, 2011
Raw materials and supplies	$41,539	$45,010
Work-in-process	25,809	31,151
Finished goods	28,013	26,285

Inventories	$95,361	$102,446

Precious Metals Consignment Arrangement

Jostens has a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $45.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at October 1, 2011 and January 1, 2011 was $30.6 million and $31.5 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.3 million for each of the three-month periods ended October 1, 2011 and October 2, 2010. The consignment fees expensed for the nine months ended October 1, 2011 and October 2, 2010 were $0.8 and $0.7 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

8.	Fair Value Measurements

The Company measures fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

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

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. During the nine months ended October 1, 2011, certain assets were recorded at fair value on a nonrecurring basis as a result of impairment charges. Long-lived assets were measured at fair value on a nonrecurring basis using Level 2 and Level 3 inputs as defined in the fair value hierarchy. For the nine-month period ended October 1, 2011, long-lived assets with a carrying value of $8.7 million exceeded expected cash flows and were written down to their fair value of $4.1 million, resulting in an impairment charge of $4.6 million. The fair value for the long-lived assets held and used was based on quoted purchase agreements with third parties in the case of Level 2 inputs and management’s estimated values in the case of Level 3 inputs. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2011 on a nonrecurring basis.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3
In thousands	October 1, 2011				Total Loss
Long-lived assets held and used	$4,125	—	2,950	1,175	$4,601

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments, which are not recorded at fair value on the balance sheet as of October 1, 2011. As of October 1, 2011, the fair value of the Visant 10.00% senior notes due 2017 (the “Senior Notes”) was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the Senior Notes, with a principal amount of $750.0 million, approximated $710.8 million. As of October 1, 2011, the fair value of the term loan B facility under Visant’s senior secured credit facilities maturing in 2016 was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the term loan B facility, with a principal amount of $1,237.5 million, approximated $1,138.5 million at such date.

As of January 1, 2011, the fair value of the Senior Notes was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the Senior Notes, with a principal amount of $750.0 million, approximated $796.9 million. As of January 1, 2011, the fair value of the term loan B facility under Visant’s senior secured credit facilities was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the term loan B facility, with a principal amount of $1,246.9 million, approximated $1,262.6 million at such date.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at January 1, 2011	$309,927	$391,614	$306,958	$1,008,499
Goodwill additions during the period	—	—	—	—
Reduction in goodwill	—	—	—	—
Currency translation	(122)	(61)	—	(183)

Balance at October 1, 2011	$309,805	$391,553	$306,958	$1,008,316

Information regarding other intangible assets is as follows:

		October 1, 2011			January 1, 2011
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(269,943)	$60,057	$330,000	$(245,287)	$84,713
Internally developed software	2 to 5 years	9,800	(9,800)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	20,525	(19,217)	1,308	20,380	(18,573)	1,807
Customer relationships	4 to 40 years	161,101	(48,729)	112,372	161,135	(39,123)	122,012
Trademarks (definite lived)	20 years	458	(26)	432	489	(16)	473
Restrictive covenants	3 to 10 years	61,241	(35,515)	25,726	55,125	(28,801)	26,324

		583,125	(383,230)	199,895	576,929	(341,600)	235,329
Trademarks	Indefinite	268,480	—	268,480	268,480	—	268,480

		$851,605	$(383,230)	$468,375	$845,409	$(341,600)	$503,809

Amortization expense related to other intangible assets was $13.9 million and $14.2 million for the three months ended October 1, 2011 and October 2, 2010, respectively. For the nine months ended October 1, 2011 and October 2, 2010, amortization expense related to other intangible assets was $41.7 million and $43.0 million, respectively.

Based on intangible assets in service as of October 1, 2011, estimated amortization expense for the remainder of fiscal 2011 and each of the five succeeding fiscal years is $13.7 million, $52.9 million, $34.8 million, $14.0 million, $13.3 million and $12.1 million, respectively.

10.	Debt

Debt consists of the following:

In thousands	October 1, 2011	January 1, 2011
Borrowings under senior secured credit facilities, net of original issue discount of $21.1 million:
Term Loan B, variable rate, 5.25% at October 1, 2011 with amortization of principal and interest payments due quarterly, principal due and payable at maturity- December 2016	$1,216,384	$1,223,162
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $37.5 million in April and October, principal due and payable at maturity- October 2017	750,000	750,000

	1,966,384	1,973,162
Borrowings under senior secured revolving credit facilities	52,000	—
Borrowings related to equipment financing arrangements	6,453	7,270
Capital lease obligations	6,782	8,297

Total debt	$2,031,619	$1,988,729

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

On March 1, 2011, Visant announced the completion of the repricing of the Term Loan Facility (the “Repricing”). The amended term loan B facility provides for an interest rate for each term loan based upon LIBOR or an alternative base rate (“ABR”) plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1% of the outstanding principal amount of the Term Loan Facility along with certain other fees and expenses. A 1% prepayment premium will be payable in respect of subsequent repricing events, if any, occurring on or prior to March 1, 2012.

As of October 1, 2011, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.0%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of October 1, 2011, there was $52.0 million of short-term borrowings outstanding and $12.3 million in the form of outstanding letters of credit leaving $110.7 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

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

The Senior Notes are senior unsecured obligations of Visant and the U.S. Subsidiary Guarantors and rank (i) equally in right of payment with any existing and future senior unsecured indebtedness of Visant and the U.S. Subsidiary Guarantors; (ii) senior to all of Visant’s and the U.S. Subsidiary Guarantors’ existing, and any of Visant’s and the U.S. Subsidiary Guarantors’ future, subordinated indebtedness; (iii) effectively junior to all of Visant’s existing and future secured obligations and the existing and future secured obligations of the U.S. Subsidiary Guarantors, including indebtedness under the Credit Facilities, to the extent of the value of the assets securing such obligations; and (iv) structurally subordinated to all liabilities of Visant’s existing and future subsidiaries that do not guarantee the Senior Notes. The Senior Notes are redeemable, in whole or in part, under certain circumstances. Upon the occurrence of certain change of control events, Visant must offer to purchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.

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

11.	Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. The Company has entered into foreign currency forward contracts, from time to time, for certain forecasted transactions denominated in Euros in order to manage the volatility associated with these transactions and limit its exposure to currency fluctuations between the contract date and ultimate settlement. The foreign currency forward contracts are not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations. The Company did not enter into any such transactions for the nine months ended October 1, 2011. The aggregate notional value of the forward contracts at October 2, 2010 was $1.9 million. The fair value of foreign currency forward contracts was determined to be Level 2 under the fair value hierarchy and was valued using market exchange rates.

As of October 1, 2011 and January 1, 2011, the total fair value of the Company’s forward contracts and the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts are included are shown below:

In thousands
Fair Value of Derivative Instruments	Classification in the
Not Designated as Hedging Instruments	Consolidated Balance Sheets	October 1, 2011	January 1, 2011
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$32

The pre-tax gain related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2011 and October 2, 2010 are shown below:

In thousands
Gain on Derivatives Not	Classification in Condensed Consolidated	Three months ended
Designated as Hedges	Statement Of Operations	October 1, 2011	October 2, 2010
Foreign currency forward contracts	Selling, general and administrative expenses	$—	$151

In thousands
Gain on Derivatives Not	Classification in Condensed Consolidated	Nine months ended
Designated as Hedges	Statement Of Operations	October 1, 2011	October 2, 2010
Foreign currency forward contracts	Selling, general and administrative expenses	$—	$231

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of October 1, 2011, the Company entered into purchase commitment contracts totaling $18.5 million with delivery dates occurring through 2012. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of October 1, 2011, the fair market value of open precious metal forward contracts was $17.5 million based on quoted future prices for each contract.

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

The Company has recorded an income tax provision for the nine months ended October 1, 2011 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rate for 2011 is 46.7% before consideration of the effects of $0.7 million of net tax adjustments considered a current period tax benefit. The current period tax benefit includes a net $0.3 million tax and interest credit provision for unrecognized tax benefits, a $0.3 million tax benefit related to adjustments to reflect tax rates at which the Company expects deferred tax assets and liabilities to be realized or settled in the future as a result of changes in certain state income tax rates, and $0.1 million of other net tax benefit accruals. The combined effects of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective tax rate of 45.4% for the nine-month period ended October 1, 2011.

For the comparable nine-month period ended October 2, 2010, the effective income tax rate was 42.4%. The increase in the effective income tax rate from 2010 to 2011 was primarily due to the unfavorable rate impact of foreign earnings repatriations as a result of the decrease in pre-tax earnings from 2010 to 2011. The unfavorable repatriation tax rate effect was partially offset by the favorable effects in 2011 of tax credit provisions for unrecognized tax benefits and net tax benefit provisions for state income tax rates applied to the Company’s deferred tax assets and liabilities.

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

During the nine-month period ended October 1, 2011, the Company provided a net tax and interest credit provision for unrecognized tax benefits of $0.3 million consisting of $0.1 million of current income tax benefit and $0.2 million of deferred income tax benefit. During the quarter ended October 1, 2011, the Company remeasured its tax reserves provided in connection with the Transactions in October 2004 based on Internal Revenue Service (“IRS”) guidance issued in July 2011. As a result of the IRS guidance and the remeasurement, $0.8 million of net unrecognized tax benefit, including interest, was recognized in the Company’s results of operations. At October 1, 2011, the Company’s unrecognized tax benefit liability totaled $19.7 million, including interest and penalty accruals totaling $3.4 million, all of which were included in noncurrent liabilities except for $1.4 million of tax and interest accruals included in current income taxes payable. At January 1, 2011, the Company’s unrecognized tax benefit liability totaled $20.4 million, including interest and penalty accruals of $3.3 million, substantially all of which were included in noncurrent liabilities.

The Company’s income tax filings for 2005 to 2010 are subject to examination in the U.S. federal tax jurisdiction. During 2009, the Company agreed to certain audit adjustments in connection with the IRS examination of the Company’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments with which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2005 to 2010 periods, none of which was individually material. During September 2011, the Canada Revenue Agency concluded its audit of the Company’s Canadian income tax filings for 2007 and 2008 without adjustment. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due to the potential for resolution of the Company’s current federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could decrease within the next twelve months by a range of zero to $7.9 million.

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit income for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	October 1,	October 2,	October 1,	October 2,
In thousands	2011	2010	2011	2010
Service cost	$1,233	$1,249	$2	$2
Interest cost	4,458	4,364	25	26
Expected return on plan assets	(6,173)	(6,368)	—	—
Amortization of prior service cost	(208)	(186)	(69)	(69)
Amortization of net actuarial loss	583	9	7	5

Net periodic benefit income	$(107)	$(932)	$(35)	$(36)

	Pension benefits		Postretirement benefits
	Nine months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
In thousands	2011	2010	2011	2010
Service cost	$3,699	$3,747	$6	$6
Interest cost	13,374	13,092	75	78
Expected return on plan assets	(18,519)	(19,104)	—	—
Amortization of prior service cost	(624)	(558)	(207)	(207)
Amortization of net actuarial loss	1,749	27	21	15

Net periodic benefit income	$(321)	$(2,796)	$(105)	$(108)

As of January 1, 2011, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2011 due to the funded status of the plans and this expectation for 2011 had not changed as of October 1, 2011. For the nine months ended October 1, 2011, the Company did not make any contributions to its qualified pension plans and contributed $1.8 million and $0.2 million to its non-qualified pension plans and postretirement welfare plans, respectively. The contributions to the non-qualified pension and the postretirement welfare plans were consistent with the amounts anticipated as of January 1, 2011.

15.	Stock-based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of October 1, 2011, there were 288,648 shares in total available for grant under the 2003 Plan. The maximum grant to any one person must not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

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

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established the 2004 Stock Option Plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock (“Class A Common Stock”). As of October 1, 2011, there were 132,508 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of the Board of Directors and Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate, if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of October 1, 2011, there were 274,000 options vested under the 2004 Plan and 500 options unvested and subject to future vesting.

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

Visant and Other Subsidiaries. The awards granted to executives of Visant and its subsidiaries (other than Jostens) are based on an 18-month incentive period, and performance awards vest based on achievement of a trailing twelve months’ EBITDA target measured as of the last day of the second fiscal quarter of 2011 and continued employment. The time award vested solely on the basis of the executives continued employment through the specified date. Awards are settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum as soon as practicable following the vesting event, and in any event not later than March 14th of the calendar year following the calendar year in which such vesting event occurred.

As of October 1, 2011, payments in the aggregate of $7.3 million were made with respect to awards made under the 2010 LTIP.

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

On September 20, 2010, the Board of Directors of Holdco declared an extraordinary cash distribution in the aggregate amount of $517.0 million (inclusive of the dividend equivalent payment to holders of vested stock options) or $82.55 per share (the “September 2010 Distribution” and together with the February 2010 Distribution, the “Distributions”), on Holdco’s outstanding common stock. The September 2010 Distribution was paid on September 22, 2010 to stockholders of record on September 20, 2010 and was funded from the net proceeds of the 2010 Refinancing.

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

The Company recognized total stock-based compensation expense of approximately $0.6 million and $10.0 million for the three-month periods ended October 1, 2011 and October 2, 2010, respectively. Stock-based compensation expense totaled $6.5 million and $10.0 million for the nine-month periods ended October 1, 2011 and October 2, 2010, respectively. Stock-based compensation is included in selling and administrative expenses.

For the nine months ended October 1, 2011, there were no issuances of restricted shares or stock options. For the nine months ended October 2, 2010, Holdco issued, subject to vesting, a total of 7,000 restricted shares of Holdco Class A Common Stock to one officer of the Company under the 2004 Plan. For the nine months ended October 2, 2010, there were no issuances of stock options.

As of October 1, 2011, $0.8 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at January 1, 2011	295	$46.64
Exercised	(9)	$38.49
Granted	—	$—
Forfeited/Expired	(2)	$226.25
Cancelled	—	$—

Outstanding at October 1, 2011	284	$45.41

Vested or expected to vest at October 1, 2011	284	$45.41

Exercisable at October 1, 2011	283	$45.03

The exercise prices for options that were unvested as of the applicable record date have been adjusted to reflect the Distributions.

The weighted-average remaining contractual life of outstanding options at October 1, 2011 was approximately 3.4 years. As of October 1, 2011, $0.1 million of total unrecognized stock-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 0.9 years.

LTIP

The following table summarizes 2010 LTIP award activity for the Company:

Units in thousands	2010 LTIP
Outstanding at January 1, 2011	112
Granted	—
Forfeited / Expired	—
Settled / Paid	(46)
Cancelled	—

Outstanding at October 1, 2011	66

Vested or expected to vest at October 1, 2011	42

As of October 1, 2011, $0.7 million of aggregate total unrecognized stock-based compensation expense related to the 2010 LTIP is expected to be recognized over a weighted-average period of 0.3 years.

16.	Business Segments

The Company’s three reportable segments consist of:

•

Scholastic — provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book — provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services — provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetic and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

The following table presents information on the Company by business segment:

	Three months ended
In thousands	October 1, 2011	October 2, 2010	$ Change	% Change
Net sales
Scholastic	$48,967	$42,544	$6,423	15.1%
Memory Book	72,708	74,663	(1,955)	(2.6%)
Marketing and Publishing Services	105,960	107,080	(1,120)	(1.0%)

	$227,635	$224,287	$3,348	1.5%

Operating (loss) income
Scholastic	$(16,280)	$(23,508)	$7,228	30.7%
Memory Book	12,441	12,139	302	2.5%
Marketing and Publishing Services	18,962	16,005	2,957	18.5%

	$15,123	$4,636	$10,487	226.2%

Depreciation and Amortization
Scholastic	$7,372	$7,633	$(261)	(3.4%)
Memory Book	9,568	9,614	(46)	(0.5%)
Marketing and Publishing Services	8,439	8,400	39	0.5%

	$25,379	$25,647	$(268)	(1.0%)

	Nine months ended
In thousands	October 1, 2011	October 2, 2010	$ Change	% Change
Net sales
Scholastic	$340,933	$331,949	$8,984	2.7%
Memory Book	347,114	358,351	(11,237)	(3.1%)
Marketing and Publishing Services	283,503	299,108	(15,605)	(5.2%)
Inter-segment eliminations	(29)	(19)	(10)	NM

	$971,521	$989,389	$(17,868)	(1.8%)

Operating income
Scholastic	$23,815	$12,044	$11,771	97.7%
Memory Book	117,742	130,209	(12,467)	(9.6%)
Marketing and Publishing Services	34,860	45,133	(10,273)	(22.8%)

	$176,417	$187,386	$(10,969)	(5.9%)

Depreciation and Amortization
Scholastic	$23,420	$22,984	$436	1.9%
Memory Book	29,461	29,077	384	1.3%
Marketing and Publishing Services	25,570	25,242	328	1.3%

	$78,451	$77,303	$1,148	1.5%

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. During the term of the management services agreement, the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $0.9 million for each of the three months ended October 1, 2011 and October 2, 2010, respectively. The Company incurred $2.7 million and $2.6 million of advisory fees from the Sponsors for each of the nine months ended October 1, 2011 and October 2, 2010, respectively. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of the Company’s businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred approximately $0.2 million and $1.2 million during the three and nine months ended October 1, 2011, respectively, for services provided by KKR Capstone. There were no services rendered or payments made for the three and nine months ended October 2, 2010. An affiliate of KKR Capstone has an ownership interest in Holdco.

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

Visant is party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing program, pursuant to which the Company may avail itself of the terms and conditions of the CoreTrust purchasing organization. In addition to other vendors from which the Company purchases under the CoreTrust group purchasing program, since 2010 the Company has availed itself of a prescription drug benefit program and related services through the CoreTrust program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including the Company, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by the Company and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

The Company participates in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between Visant and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of Visant’s and Holdco’s board of directors, is a director of First Data. Based on the applicable guidance, the Company records its portion of the profits from such “collaborative arrangement” as revenue. The Company is not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data is the “principal participant” in the “collaborative arrangement”. For the three and nine months ended October 1, 2011 and October 2, 2010, the amount of revenue that the Company recognized through this arrangement was not material to its financial statements.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended October 1, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$224,930	$23,793	$(21,088)	$227,635
Cost of products sold	—	128,038	15,167	(20,952)	122,253

Gross profit	—	96,892	8,626	(136)	105,382
Selling and administrative expenses	(401)	84,313	5,546	—	89,458
Gain on disposal of assets	—	(34)	—	—	(34)
Special charges	320	515	—	—	835

Operating income	81	12,098	3,080	(136)	15,123
Net interest expense	39,008	35,445	35	(34,939)	39,549

(Loss) income before income taxes	(38,927)	(23,347)	3,045	34,803	(24,426)
(Benefit from) provision for income taxes	(2,633)	(10,309)	838	(53)	(12,157)

(Loss) income from operations	(36,294)	(13,038)	2,207	34,856	(12,269)
Equity (earnings) in subsidiary, net of tax	(24,025)	(2,207)	—	26,232	—

Net (loss) income	$(12,269)	$(10,831)	$2,207	$8,624	$(12,269)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended October 2, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$232,115	$17,263	$(25,091)	$224,287
Cost of products sold	—	135,199	10,499	(25,113)	120,585

Gross profit	—	96,916	6,764	22	103,702
Selling and administrative expenses	2,899	91,356	4,119	—	98,374
Gain on disposal of assets	—	(303)	—	—	(303)
Special charges	—	995	—	—	995

Operating (loss) income	(2,899)	4,868	2,645	22	4,636
Loss on repurchase and redemption of debt	9,693	—	—	—	9,693

(Loss) income before interest and taxes	(12,592)	4,868	2,645	22	(5,057)
Net interest expense	17,514	13,102	29	(12,273)	18,372

(Loss) income before income taxes	(30,106)	(8,234)	2,616	12,295	(23,429)
Provision for (benefit from) income taxes	1,904	(4,605)	832	8	(1,861)

(Loss) income from operations	(32,010)	(3,629)	1,784	12,287	(21,568)
Equity (earnings) in subsidiary, net of tax	(10,442)	(1,784)	—	12,226	—

Net (loss) income	$(21,568)	$(1,845)	$1,784	$61	$(21,568)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended October 1, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$958,476	$65,679	$(52,634)	$971,521
Cost of products sold	—	457,220	43,439	(52,788)	447,871

Gross profit	—	501,256	22,240	154	523,650
Selling and administrative expenses	2,750	318,173	14,420	—	335,343
Gain on disposal of assets	—	(459)	—	—	(459)
Special charges	320	12,000	29	—	12,349

Operating (loss) income	(3,070)	171,542	7,791	154	176,417
Net interest expense	120,187	104,798	105	(103,316)	121,774

(Loss) income before income taxes	(123,257)	66,744	7,686	103,470	54,643
Provision for income taxes	2,119	20,302	2,354	60	24,835

(Loss) income from operations	(125,376)	46,442	5,332	103,410	29,808
Equity (earnings) in subsidiary, net of tax	(155,184)	(5,332)	—	160,516	—

Net income	$29,808	$51,774	$5,332	$(57,106)	$29,808

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended October 2, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$992,651	$46,491	$(49,753)	$989,389
Cost of products sold	—	472,472	28,321	(49,689)	451,104

Gross profit	—	520,179	18,170	(64)	538,285
Selling and administrative expenses	2,692	332,467	12,154	—	347,313
Loss on disposal of assets	—	203	—	—	203
Special charges	—	3,383	—	—	3,383

Operating (loss) income	(2,692)	184,126	6,016	(64)	187,386
Loss on repurchase and redemption of debt	9,693	—	—	—	9,693

(Loss) income before interest and taxes	(12,385)	184,126	6,016	(64)	177,693
Net interest expense	43,283	37,703	(9)	(35,302)	45,675

(Loss) income before income taxes	(55,668)	146,423	6,025	35,238	132,018
Provision for income taxes	1,733	53,047	1,196	(25)	55,951

(Loss) income from operations	(57,401)	93,376	4,829	35,263	76,067
Equity (earnings) in subsidiary, net of tax	(133,468)	(4,829)	—	138,297	—

Net income	$76,067	$98,205	$4,829	$(103,034)	$76,067

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

October 1, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations`	Total
ASSETS
Cash and cash equivalents	$30,890	$2,212	$4,237	$—	$37,339
Accounts receivable, net	670	116,062	17,445	—	134,177
Inventories	—	89,722	5,792	(153)	95,361
Salespersons overdrafts, net	—	26,897	1,152	—	28,049
Prepaid expenses and other current assets	55	10,965	1,378	—	12,398
Income tax receivable	714	—	—	—	714
Intercompany receivable	16,694	10,541	—	(27,235)	—
Deferred income taxes	3,471	17,951	140	—	21,562

Total current assets	52,494	274,350	30,144	(27,388)	329,600
Property, plant and equipment, net	203	211,967	1,388	—	213,558
Goodwill	—	983,904	24,412	—	1,008,316
Intangibles, net	—	457,905	10,470	—	468,375
Deferred financing costs, net	56,573	—	—	—	56,573
Deferred income taxes	—	—	2,572	—	2,572
Intercompany receivable	664,443	18,295	51,493	(734,231)	—
Other assets	798	11,765	255	—	12,818
Investment in subsidiaries	889,748	94,995	—	(984,743)	—
Prepaid pension costs	—	5,712	—	—	5,712

	$1,664,259	$2,058,893	$120,734	$(1,746,362)	$2,097,524

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Short-term borrowings	$52,000	$—	$—	$—	$52,000
Accounts payable	3,389	36,966	12,427	(1)	52,781
Accrued employee compensation	3,467	26,179	2,073	—	31,719
Customer deposits	—	48,946	3,881	—	52,827
Commissions payable	—	8,141	904	—	9,045
Income taxes payable	207	34,395	1,565	(59)	36,108
Interest payable	43,394	42	—	—	43,436
Current portion of long-term debt and capital leases	12,513	3,945	18	—	16,476
Intercompany payable	685	23,415	3,135	(27,235)	—
Other accrued liabilities	8,838	17,426	1,072	—	27,336

Total current liabilities	124,493	199,455	25,075	(27,295)	321,728
Long-term debt and capital leases - less current maturities	1,953,888	9,238	17	—	1,963,143
Intercompany payable	18,295	716,029	—	(734,324)	—
Deferred income taxes	14,161	178,898	—	—	193,059
Pension liabilities, net	14,766	37,689	—	—	52,455
Other noncurrent liabilities	19,654	27,836	647	—	48,137

Total liabilities	2,145,257	1,169,145	25,739	(761,619)	2,578,522
Mezzanine equity	466	—	—	—	466
Stockholder’s (deficit) equity	(481,464)	889,748	94,995	(984,743)	(481,464)

	$1,664,259	$2,058,893	$120,734	$(1,746,362)	$2,097,524

CONDENSED CONSOLIDATING BALANCE SHEET

January 1, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$46,794	$8,098	$5,305	$—	$60,197
Accounts receivable, net	1,307	104,973	5,960	—	112,240
Inventories	—	98,897	3,856	(307)	102,446
Salespersons overdrafts, net	—	29,592	1,027	—	30,619
Prepaid expenses and other current assets	1,416	16,531	348	—	18,295
Intercompany receivable	379	12,331	—	(12,710)	—
Deferred income taxes	2,932	17,983	139	—	21,054

Total current assets	52,828	288,405	16,635	(13,017)	344,851
Property, plant and equipment, net	324	213,306	821	—	214,451
Goodwill	—	983,904	24,595	—	1,008,499
Intangibles, net	—	493,305	10,504	—	503,809
Deferred financing costs, net	50,174	—	—	—	50,174
Deferred income taxes	—	—	2,690	—	2,690
Intercompany receivable	1,127,989	504,988	52,879	(1,685,856)	—
Other assets	2,184	11,533	72	—	13,789
Investment in subsidiaries	838,540	90,252	—	(928,792)	—
Prepaid pension costs	—	5,712	—	—	5,712

	$2,072,039	$2,591,405	$108,196	$(2,627,665)	$2,143,975

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,676	$43,782	$2,270	$—	$51,728
Accrued employee compensation	6,834	21,776	2,238	—	30,848
Customer deposits	—	175,042	8,266	—	183,308
Commissions payable	—	21,161	804	—	21,965
Income taxes payable	25,686	2,174	1,536	(119)	29,277
Interest payable	37,815	99	—	—	37,914
Current portion of long-term debt and capital leases	12,513	3,740	7	—	16,260
Intercompany payable	7,879	3,757	1,074	(12,710)	—
Other accrued liabilities	7,046	24,671	627	—	32,344

Total current liabilities	103,449	296,202	16,822	(12,829)	403,644
Long-term debt and capital leases - less current maturities	1,960,675	11,787	7	—	1,972,469
Intercompany payable	504,866	1,181,178	—	(1,686,044)	—
Deferred income taxes	(11,979)	193,659	—	—	181,680
Pension liabilities, net	606	53,067	—	—	53,673
Other noncurrent liabilities	24,434	16,972	1,115	—	42,521

Total liabilities	2,582,051	1,752,865	17,944	(1,698,873)	2,653,987
Mezzanine equity	145	—	—	—	145
Stockholder’s (deficit) equity	(510,157)	838,540	90,252	(928,792)	(510,157)

	$2,072,039	$2,591,405	$108,196	$(2,627,665)	$2,143,975

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended October 1, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$29,808	$51,774	$5,332	$(57,106)	$29,808
Other cash used in operating activities	(34,559)	(49,568)	(6,193)	57,105	(33,215)

Net cash (used in) provided by operating activities	(4,751)	2,206	(861)	(1)	(3,407)
Purchases of property, plant and equipment	—	(41,477)	(808)	—	(42,285)
Additions to intangibles	—	(188)	—	—	(188)
Proceeds from sale of property and equipment	—	4,552	—	—	4,552
Acquisition of business, net of cash acquired	—	(4,681)	—	—	(4,681)

Net cash used in investing activities	—	(41,794)	(808)	—	(42,602)
Short-term borrowings	60,500	—	—	—	60,500
Short-term repayments	(8,500)	—	—	—	(8,500)
Repayments of long-term debt and capital leases	(9,361)	(2,826)	(12)	—	(12,199)
Proceeds from issuance of long-term debt	—	349	—	—	349
Intercompany payable (receivable)	(37,213)	36,179	1,033	1	—
Debt financing costs	(16,579)	—	—	—	(16,579)

Net cash used in (provided by) financing activities	(11,153)	33,702	1,021	1	23,571
Effect of exchange rate changes on cash and cash equivalents	—	—	(420)	—	(420)

Decrease in cash and cash equivalents	(15,904)	(5,886)	(1,068)	—	(22,858)
Cash and cash equivalents, beginning of period	46,794	8,098	5,305	—	60,197

Cash and cash equivalents, end of period	$30,890	$2,212	$4,237	$—	$37,339

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended October 2, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$76,067	$98,205	$4,829	$(103,034)	$76,067
Other cash used in operating activities	(98,013)	(25,511)	(11,028)	103,035	(31,517)

Net cash (used in) provided by operating activities	(21,946)	72,694	(6,199)	1	44,550
Purchases of property, plant and equipment	—	(43,163)	—	—	(43,163)
Additions to intangibles	—	(741)	—	—	(741)
Proceeds from sale of property and equipment	—	659	—	—	659
Acquisition of business, net of cash acquired	—	(9,906)	—	—	(9,906)
Other investing activities, net	—	8	—	—	8

Net cash used in investing activities	—	(53,143)	—	—	(53,143)
Short-term borrowings	308,700	—	—	—	308,700
Short-term repayments	(216,200)	—	—	—	(216,200)
Principal payments on long-term debt	(816,508)	(2,003)	(569)	—	(819,080)
Proceeds from issuance of long-term debt and capital leases	1,975,000	8,234	—	—	1,983,234
Intercompany payable (receivable)	27,502	(27,501)	—	(1)	—
Distribution to shareholder	(1,303,731)	—	—	—	(1,303,731)
Debt financing costs	(47,585)	—	—	—	(47,585)

Net cash used in financing activities	(72,822)	(21,270)	(569)	(1)	(94,662)
Effect of exchange rate changes on cash and cash equivalents	—	—	(324)	—	(324)

Decrease in cash and cash equivalents	(94,768)	(1,719)	(7,092)	—	(103,579)
Cash and cash equivalents, beginning of period	98,340	3,825	10,928	—	113,093

Cash and cash equivalents, end of period	$3,572	$2,106	$3,836	$—	$9,514

19.	Subsequent Event

On October 11, 2011, the Company entered into pay-fixed/receive-floating interest rate swap transactions (the “Swap Transactions”) in an aggregate initial notional principal amount of $600,000,000 of the Company’s variable rate term loan indebtedness under the Credit Facilities amortizing over the term of the Swap Transactions to $400,000,000. Each of the Swap Transactions has an effective date of January 3, 2012 and a maturity date of July 5, 2016. These Swap Transactions are designed to mitigate the effect of increases in interest rates between the effective date of the Swap Transactions and their maturity or earlier termination.

The counterparties to the Swap Transactions or their affiliates are parties to the Credit Facilities. Such parties have received (or will receive) customary fees and commissions for such transactions. Credit Suisse International, which is a counterparty to one of the Swap Transactions, is an affiliate of one of the Company’s equity sponsors, DLJMBP III.

The Swap Transactions were designated as cash flow hedges pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in fair value of the Swap Transactions will be initially recorded in equity as a component of Other Comprehensive Income and will be reclassified to earnings as interest payments are made.

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

GENERAL

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance, cosmetic and personal care sampling, and educational and trade publishing segments. Visant was formed in 2004 to create a platform of businesses with leading positions in attractive end market segments and to establish a highly experienced management team that could leverage a shared services infrastructure and capitalize on margin and growth opportunities. Since 2004, we have developed a unified marketing and publishing services organization with a leading and differentiated approach in each of our segments. Our management team has created and integrated central services and management functions and has reshaped the business to focus on the most attractive and highest growth market opportunities.

We sell our products and services to end customers through several different sales channels, including independent sales representatives and dedicated sales forces. Visant (formerly known as Jostens IH Corp.) was originally incorporated in Delaware in 2003.

Our business has expanded through a number of acquisitions, which complement our awards and team jackets business and the jewelry business in our Scholastic segment. These acquisitions include the acquisition of the capital stock of Rock Creek (a producer of varsity jackets) in February 2010 and the acquisition of certain assets of Daden Group, Inc. (a producer of varsity jackets under the DeLong brand) (the “Daden Assets”), in July 2010. During May 2010, we completed the acquisition of Intergold (a custom jewelry manufacturer), through a cash tender offer to acquire all of the issued and outstanding common shares of Intergold, to complement the jewelry business in our Scholastic segment. The results of these acquisitions are reported as part of the Scholastic segment from the respective dates of acquisition.

We continued to expand our business in April 2011 through the acquisition of Color Optics, a specialized packaging provider, serving the cosmetic and consumer products industries with highly decorated packaging solutions that are complementary to our sampling business. The results of the acquired Color Optics operations are reported as part of the Marketing and Publishing Services segment from the date of acquisition.

Our three reportable segments as of October 1, 2011 consisted of:

•

Scholastic—provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetic and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

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

The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. While historically the purchase of class rings has been relatively resistant to economic conditions, we have seen a continuing shift in jewelry metal mix from gold to lesser priced metals since 2009, which we believe is primarily attributable to the impact of significantly higher precious metal costs on our jewelry prices. In the third quarter of 2011, there continued to be unprecedented volatility in the price of gold which will continue to impact our manufacturing costs through the remainder of 2011.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, affecting volume in our elementary/high school publishing services products and services. The trade book publishing industry is experiencing an accelerated shift towards digital books which trend negatively impacts our publishing services business in terms of less printed copies of books as well as shorter print runs. The liquidation of the Borders Group retail stores in 2011 will likely impact demand for trade books for some period of time.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P., and DLJMBP III owned approximately 82.5% of Holdco’s outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of November 7, 2011, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of November 7, 2011, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

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

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis. These amendments clarify existing guidance that, if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments require expanded supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance became effective, on a prospective basis, for business combinations for which the acquisition date is on or after the first annual reporting period after December 15, 2010. Our adoption of this guidance did not have a material impact on our financial statements.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”) which revises the manner in which entities present comprehensive income in their financial statements. This new guidance amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, referred to as the statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact and disclosure of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”) which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than the carrying amount for such reporting unit, then the two-step goodwill impairment test would be required. Otherwise, further goodwill impairment testing would not be required. Companies are not required to perform the qualitative assessment for any reporting unit in any period and may proceed directly to Step 1 of the goodwill impairment test. A company that validates its conclusion by measuring fair value can resume performing the qualitative assessment in any subsequent period. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed with respect to fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact and disclosure of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

RESULTS OF OPERATIONS

Three Months Ended October 1, 2011 Compared to the Three Months Ended October 2, 2010

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations for the three-month periods ended October 1, 2011 and October 2, 2010.

	Three months ended
In thousands	October 1, 2011	October 2, 2010	$ Change	% Change
Net sales	$227,635	$224,287	$3,348	1.5%
Cost of products sold	122,253	120,585	1,668	1.4%

Gross profit	105,382	103,702	1,680	1.6%
% of net sales	46.3%	46.2%

Selling and administrative expenses	89,458	98,374	(8,916)	(9.1%)
% of net sales	39.3%	43.9%
Gain on disposal of fixed assets	(34)	(303)	269	NM
Special charges	835	995	(160)	NM

Operating income	15,123	4,636	10,487	226.2%
% of net sales	6.6%	2.1%

Interest expense, net	39,549	18,372	21,177	115.3%
Loss on repurchase and redemption of debt	—	9,693	(9,693)	NM

Income before income taxes	(24,426)	(23,429)	(997)
Benefit from income taxes	(12,157)	(1,861)	(10,296)	(553.3%)

Net loss	$(12,269)	$(21,568)	$9,299	43.1%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations for the three-month periods ended October 1, 2011 and October 2, 2010. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	October 1, 2011	October 2, 2010	$ Change	% Change
Net sales
Scholastic	$48,967	$42,544	$6,423	15.1%
Memory Book	72,708	74,663	(1,955)	(2.6%)
Marketing and Publishing Services	105,960	107,080	(1,120)	(1.0%)

Net sales	$227,635	$224,287	$3,348	1.5%

Operating (loss) income
Scholastic	$(16,280)	$(23,508)	$7,228	30.7%
Memory Book	12,441	12,139	302	2.5%
Marketing and Publishing Services	18,962	16,005	2,957	18.5%

Operating income	$15,123	$4,636	$10,487	226.2%

Depreciation and amortization
Scholastic	$7,372	$7,633	$(261)	(3.4%)
Memory Book	9,568	9,614	(46)	(0.5%)
Marketing and Publishing Services	8,439	8,400	39	0.5%

Depreciation and amortization	$25,379	$25,647	$(268)	(1.0%)

Net Sales. Consolidated net sales increased $3.3 million, or 1.5%, to $227.6 million for the three months ended October 1, 2011 compared to $224.3 million for the third fiscal quarter of 2010. Included in consolidated net sales for the three-month period ended October 1, 2011 were approximately $2.4 million of incremental sales attributed to acquisitions. Excluding the impact of these acquisitions, consolidated net sales increased $0.9 million for the three months ended October 1, 2011 compared to the same prior year period.

Net sales for the Scholastic segment were $49.0 million for the third fiscal quarter of 2011, an increase of 15.1%, compared to $42.5 million for the third fiscal quarter of 2010. This increase was primarily attributable to professional championship jewelry volume in the third fiscal quarter of 2011 compared to the third fiscal quarter of 2010.

Net sales for the Memory Book segment were $72.7 million for the third fiscal quarter of 2011, a decrease of 2.6%, compared to $74.7 million for the third fiscal quarter of 2010. This decrease was primarily attributable to lower volume.

Net sales for the Marketing and Publishing Services segment decreased $1.1 million, or 1.0%, to $106.0 million from $107.1 million for the third fiscal quarter of 2010. This decrease was primarily attributable to lower volume in our publishing services and direct mail operations offset by significant organic growth in sampling sales, as well as sales attributed to the company’s acquisition of Color Optics which was completed in April 2011.

Gross Profit. Consolidated gross profit increased $1.7 million, or 1.6%, to $105.4 million for the three months ended October 1, 2011 from $103.7 million for the three-month period ended October 2, 2010. As a percentage of net sales, the gross profit margin for the three months ended October 1, 2011 was relatively flat at 46.3% when compared to 46.2% for the comparative period in 2010.

Selling and Administrative Expenses. Selling and administrative expenses decreased $8.9 million, or 9.1%, to $89.5 million for the three months ended October 1, 2011 from $98.4 million for the corresponding period in 2010. This decrease reflected an approximately $9.4 million decrease in stock-based compensation expense and the absence of approximately $0.3 million of legal costs during the period that were otherwise incurred in 2010 in connection with the defense and resolution of certain legal proceedings, offset somewhat by incremental costs from acquisitions in fiscal 2011. Excluding the impact of stock-based compensation expense, costs associated with legal proceedings and the incremental impact from acquisitions, selling and administrative expenses increased $0.3 million and, as a percentage of net sales, was approximately 39.2% for the three months ended October 1, 2011 compared to 39.3% for the three months ended October 2, 2010.

Special Charges. During the three months ended October 1, 2011, the Company recorded $0.5 million of restructuring costs and $0.3 million of other special charges. Restructuring costs consisted of $0.1 million of severance and related benefit costs associated with reductions in force in each of the Memory Book and Scholastic segments. Also included in restructuring costs was $0.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Other special charges consisted of $0.3 million of non-cash asset related impairment charges associated with the closure of the Milwaukee, Wisconsin facility in our Marketing and Publishing Services segment.

During the three months ended October 2, 2010, the Company recorded $0.9 million of restructuring costs and $0.1 million of other special charges. The Scholastic segment incurred $0.4 million of severance and related benefits for headcount reductions associated with the closure of the Unadilla, Georgia facility and $0.1 million of other facility closure costs. The Marketing and Publishing Services segment incurred $0.1 million of severance and related benefits for headcount reductions associated with reductions in force and $0.4 million of costs associated with the exit of certain leased office space. The associated employee headcount reductions related to the above actions were two and 84 in the Marketing and Publishing Services and Scholastic segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income increased $10.5 million to $15.1 million for the three months ended October 1, 2011 compared to $4.6 million for the comparable period in 2010. As a percentage of net sales, operating income increased to 6.6% for the third fiscal quarter of 2011 from 2.1% for the same period in 2010.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	October 1, 2011	October 2, 2010	$ Change	% Change
Interest expense	$36,359	$16,826	$19,533	116.1%
Amortization of debt discount, premium and deferred financing costs	3,219	1,562	1,657	106.1%
Interest income	(29)	(16)	(13)	NM

Interest expense, net	$39,549	$18,372	$21,177	115.3%

NM = Not meaningful

Net interest expense increased $21.1 million to $39.5 million for the three months ended October 1, 2011 compared to $18.4 million for the comparative 2010 period primarily due to increased borrowings and higher average interest rates related to the 2010 Refinancing, in which all indebtedness of Holdco and Visant was refinanced at Visant.

Loss on Repurchase and Redemption of Debt. We recognized losses in the aggregate of $9.7 million with respect to the Senior Subordinated Notes. These losses included $1.1 million of consent payments paid to holders of the Senior Subordinated Notes, who tendered by the early tender date under the tender offers, and $8.6 million of non-cash unamortized deferred financing costs.

Income Taxes. We recorded an income tax provision for the three months ended October 1, 2011 based on our best estimate of the consolidated effective tax rate applicable for the entire year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended October 1, 2011 and October 2, 2010 were 49.8% and 7.9%, respectively. The rate of tax benefit for the quarter ended October 2, 2010 was unusually low as a result of the unfavorable tax adjustment required to increase the annual estimated effective rate to reflect the 2010 Refinancing which took place during that quarter.

Net Loss. As a result of, and primarily attributable to the higher interest expense and loss on repurchase and redemption of debt due to, the 2010 Refinancing, we reported a net loss of $12.3 million for the three months ended October 1, 2011 and a net loss of $21.6 million for the three months ended October 2, 2010.

Nine Months Ended October 1, 2011 Compared to the Nine Months Ended October 2, 2010

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations for the nine-month periods ended October 1, 2011 and October 2, 2010.

	Nine months ended
In thousands	October 1, 2011	October 2, 2010	$ Change	% Change
Net sales	$971,521	$989,389	$(17,868)	(1.8%)
Cost of products sold	447,871	451,104	(3,233)	(0.7%)

Gross profit	523,650	538,285	(14,635)	(2.7%)
% of net sales	53.9%	54.4%
Selling and administrative expenses	335,343	347,313	(11,970)	(3.4%)
% of net sales	34.5%	35.1%
(Gain) loss on disposal of fixed assets	(459)	203	(662)	NM
Special charges	12,349	3,383	8,966	NM

Operating income	176,417	187,386	(10,969)	(5.9%)
% of net sales	18.2%	18.9%
Interest expense, net	121,774	45,675	76,099	166.6%
Loss on repurchase and redemption of debt	—	9,693	(9,693)	NM

Income before income taxes	54,643	132,018	(77,375)	(58.6%)
Provision for income taxes	24,835	55,951	(31,116)	(55.6%)

Net income	$29,808	$76,067	$(46,259)	(60.8%)

NM = Not meaningful

The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations for the nine-month periods ended October 1, 2011 and October 2, 2010. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Nine months ended		$ Change	% Change
In thousands	October 1, 2011	October 2, 2010
Net sales
Scholastic	$340,933	$331,949	$8,984	2.7%
Memory Book	347,114	358,351	(11,237)	(3.1%)
Marketing and Publishing Services	283,503	299,108	(15,605)	(5.2%)
Inter-segment eliminations	(29)	(19)	(10)	NM

Net sales	$971,521	$989,389	$(17,868)	(1.8%)

Operating income
Scholastic	$23,815	$12,044	$11,771	97.7%
Memory Book	117,742	130,209	(12,467)	(9.6%)
Marketing and Publishing Services	34,860	45,133	(10,273)	(22.8%)

Operating income	$176,417	$187,386	$(10,969)	(5.9%)

Depreciation and amortization
Scholastic	$23,420	$22,984	$436	1.9%
Memory Book	29,461	29,077	384	1.3%
Marketing and Publishing Services	25,570	25,242	328	1.3%

Depreciation and amortization	$78,451	$77,303	$1,148	1.5%

NM = Not meaningful

Net Sales. Consolidated net sales decreased $17.9 million, or 1.8%, to $971.5 million for the nine months ended October 1, 2011 compared to $989.4 million for the prior year comparable period. Included in consolidated net sales for the nine-month period ended October 1, 2011 were approximately $13.0 million of incremental sales attributed to acquisitions. Excluding the impact of these acquisitions, consolidated net sales decreased $30.9 million, a decline of 3.1%, for the nine months ended October 1, 2011 compared to the prior year comparable period.

Net sales for our Scholastic segment for the nine-month period ended October 1, 2011 increased by $9.0 million, or 2.7%, to $340.9 million compared to $331.9 million for the nine-month period ended October 2, 2010. This increase was primarily attributable to professional championship jewelry volume as well as higher prices for jewelry products during the nine-month period ended October 1, 2011 as compared to the comparative period in 2010.

Net sales for the Memory Book segment were $347.1 million for the nine-month period ended October 1, 2011, a decrease of 3.1%, compared to $358.4 million for the nine-month period ended October 2, 2010. This decrease was primarily attributable to lower volume.

Net sales for the Marketing and Publishing Services segment decreased $15.6 million, or 5.2%, to $283.5 million for the nine-month period ended October 1, 2011, compared to $299.1 million during the nine-month period ended October 2, 2010. This decrease was primarily attributable to lower volume in our publishing services and direct mail operations offset by the impact of higher sampling sales, including those attributable to the acquisition of Color Optics.

Gross Profit. Consolidated gross profit decreased $14.6 million, or 2.7%, to $523.7 million for the nine months ended October 1, 2011 from $538.3 million for the nine-month period ended October 2, 2010. As a percentage of net sales, gross profit margin decreased slightly to 53.9% for the nine months ended October 1, 2011 from 54.4% for the comparative period in 2010. This decrease in gross profit margin was primarily due to the impact of certain work we elected to perform at lower margin billings and higher precious metal costs during the period.

Selling and Administrative Expenses. Selling and administrative expenses decreased $12.0 million, or 3.4%, to $335.3 million for the nine months ended October 1, 2011 from $347.3 million for the corresponding period in 2010. This decrease reflected the absence of approximately $9.3 million of legal costs during the period that were otherwise incurred in 2010 in connection with the defense and resolution of certain legal proceedings and an approximately $3.5 million decrease in stock-based compensation expense offset somewhat by incremental costs from acquisitions. Excluding the impact of costs associated with such legal proceedings, stock-based compensation and incremental costs from acquisitions, selling and administrative expenses decreased $3.4 million to $324.6 million for fiscal 2011 and, as a percentage of net sales, increased to 33.9% for the nine months ended October 1, 2011 from 33.2% for the comparative period in 2010. This increase, as a percentage of net sales, was primarily attributable to a higher proportion of total net sales in our Scholastic and Memory Book segments, which typically carry higher selling and administrative costs.

Special Charges. During the nine-month period ended October 1, 2011, the Company recorded $7.7 million of restructuring costs and $4.6 million of other special charges. Restructuring costs consisted of $4.5 million, $2.2 million and $0.7 million of severance and related benefit costs associated with reductions in force in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively, and $0.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $2.4 million of non-cash asset related impairment charges associated with the closure of the Milwaukee, Wisconsin facility in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 234, 137 and 29 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

For the nine-month period ended October 2, 2010, the Company recorded $3.2 million of restructuring costs and $0.2 million of other special charges. Restructuring costs for the nine months ended October 2, 2010 included $1.6 million and $0.5 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively, and $1.3 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.2 million in the aggregate of non-cash asset impairment charges in the Scholastic and Marketing and Publishing Services segments. The associated employee headcount reductions were 142, 13 and 23 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $11.0 million to $176.4 million for the nine months ended October 1, 2011 compared to $187.4 million for the comparable period in 2010. As a percentage of net sales, operating income was 18.2% and 18.9% for the nine-month periods ended October 1, 2011 and October 2, 2010, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

	Nine months ended
In thousands	October 1, 2011	October 2, 2010	$ Change	% Change
Interest expense	112,975	41,611	71,364	171.5%
Amortization of debt discount, premium and deferred financing costs	8,868	4,211	4,657	110.6%
Interest income	(69)	(147)	78	NM

Interest expense, net	121,774	45,675	76,099	166.6%

NM = Not meaningful

Net interest expense increased $76.1 million to $121.8 million for the nine months ended October 1, 2011 compared to $45.7 million for the comparative prior year period, primarily due to increased borrowings and higher average interest rates related to the 2010 Refinancing (in which all indebtedness of Holdco and Visant was refinanced at Visant).

Loss on Repurchase and Redemption of Debt. We recognized losses in the aggregate of $9.7 million with respect to the Senior Subordinated Notes. These losses included $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the tender offers and $8.6 million of non-cash unamortized deferred financing costs.

Income Taxes. We recorded an income tax provision for the nine months ended October 1, 2011 based on our best estimate of the consolidated effective tax rate applicable for the entire year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the nine months ended October 1, 2011 and October 2, 2010 were

45.4% and 42.4%, respectively. The increase in the effective income tax rate from 2010 to 2011 was primarily due to the unfavorable rate impact as a result of the decrease in pre-tax earnings from 2010 to 2011. The unfavorable repatriation tax rate effect was partially offset by the favorable effects in 2011 of tax credit provisions for unrecognized tax benefits and net tax benefit provisions for state income tax rates applied to the Company’s deferred tax assets and liabilities.

Net Income. As a result of, and primarily attributable to, the higher interest expense as a result of the 2010 Refinancing, net income decreased $46.3 million to $29.8 million for the nine months ended October 1, 2011 compared to net income of $76.1 million for the nine months ended October 2, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents our cash flow activity for the nine months of fiscal 2011 and 2010 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Nine months ended
In thousands	October 1, 2011	October 2, 2010
Net cash (used in) provided by operating activities	$(3,407)	$44,550
Net cash used in investing activities	(42,602)	(53,143)
Net cash provided by (used in) financing activities	23,571	(94,662)
Effect of exchange rate changes on cash	(420)	(324)

Decrease in cash and cash equivalents	$(22,858)	$(103,579)

For the nine months ended October 1, 2011, cash used in operating activities was $3.4 million compared with cash provided by operating activities of $44.6 million for the comparable prior year period. The decrease in cash from operating activities of $48.0 million was attributable to lower cash earnings, primarily due to increased interest payments arising from the 2010 Refinancing.

Net cash used in investing activities for the nine months ended October 1, 2011 was $42.6 million compared with $53.1 million for the comparative 2010 period. The $10.5 million change was primarily driven by decreased acquisition activity of $5.2 million and increased proceeds from the sale of property plant and equipment of $3.9 million during the first nine months of 2011 versus the comparable 2010 period. Our capital expenditures relating to purchases of property, plant and equipment were $42.3 million and $43.2 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

Net cash provided by financing activities for the nine months ended October 1, 2011 was $23.6 million, compared with cash used in financing activities of $94.7 million for the comparable 2010 period. Net cash provided by financing activities for the nine months ended October 1, 2011 primarily consisted of $52.0 million of net short-term borrowings, offset somewhat by $12.2 million of net repayments of long-term debt and $16.6 million related to debt financing costs and related expenses from the Repricing in March 2011. Net cash used in financing activities for the nine months ended October 2, 2010 primarily consisted of $654.7 million for the payment of the Distributions described below, offset somewhat by an increase in net borrowings related to the 2010 Refinancing. During the nine months ended October 2, 2010, we incurred $47.6 million of debt financing costs related to the 2010 Refinancing.

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

During the nine months ended October 2, 2010, Visant transferred approximately $654.7 million of cash through Visant Secondary to Holdco to allow Holdco to make the February 2010 Distribution and the September 2010 Distribution. The Distributions were reflected in our Condensed Consolidated Balance Sheet as a reduction in accumulated earnings and presented in our Condensed Consolidated Statement of Cash Flows as a distribution to stockholder.

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

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and other direct mail and commercial printed products have also historically reflected seasonal variations and generate a majority of annual net sales during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Based on the seasonality of our cash flow, we traditionally borrow under our Revolving Credit Facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

We have substantial debt service requirements and are highly leveraged. As of October 1, 2011, we had total indebtedness of $2,052.8 million (exclusive of $12.3 million letters of credit outstanding and $21.1 million of original issue discount related to the term loans under the Credit Facilities), including $13.2 million of outstanding borrowings under capital lease and equipment financing arrangements. Our cash and cash equivalents as of October 1, 2011 totaled $37.3 million. As of October 1, 2011, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $110.7 million of available borrowings under Visant’s $175.0 million Revolving Credit Facility as of October 1, 2011. As of October 1, 2011, Visant had $1,237.5 million outstanding under the Term Loan Facility, $750.0 million aggregate principal amount outstanding of the Senior Notes, $12.3 million outstanding in the form of standby letters of credit under its secured credit facilities, $13.2 million of outstanding borrowings under capital lease and equipment financing arrangements and $52.0 million of outstanding borrowings under the Revolving Credit Facility (other than the $12.3 million outstanding in the form of standby letters of credit).

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

There were no material changes in our exposure to market risk during the quarter ended October 1, 2011. In the third quarter, there continued to be unprecedented volatility in the price of gold. During the third quarter of 2011, we entered into purchase commitment contracts in an effort to mitigate the impact of the continued volatility for the remainder of 2011 and for school year 2012. For additional information, refer to the discussion under Part I – Item 1., Footnote 12. Commitments and Contingencies and Part II - Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, elsewhere in this report and Item 7A of our 2010 Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

During the quarter ended October 1, 2011, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the third fiscal quarter ended October 1, 2011, we did not issue or sell any equity securities, except that on August 17, 2011, 2,275 shares of Holdco’s Class A Common Stock were issued to a former employee, in connection with the exercise of vested options by such former employee in connection with his separation from service.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.).

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(1)	By-Laws of Visant Corporation.

10.1	Amended and Restated Employment Agreement dated as of October 7, 2011 by and among Visant Corporation, Jostens, Inc. and Timothy Larson.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: November 14, 2011	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: November 14, 2011	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)