Form 10-K
period 2011-12-31
VISANT CORP
filed 2012-03-21
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number	Exact Name of Registrant as Specified in its Charter; State of Incorporation; Address of Principal Executive Offices; and Telephone Number, Including Area Code	I.R.S. Employer Identification No.
333-120386	VISANT CORPORATION (Incorporated in Delaware)	90-0207604
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

As of March 20, 2012, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

Documents incorporated by reference: None

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expectations with respect to future cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but rather predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under, Part I, Item 1A. Risk Factors, in addition to those discussed elsewhere in this report.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We therefore file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our Internet website at http://www.visant.net our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act that are filed with the SEC. These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. From time to time, we may use our Internet website as a channel of distribution of material company information. Financial and other material information regarding us is routinely posted on our website and is readily accessible. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Furthermore, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains periodic reports and other information regarding issuers that file electronically.

PART I

Except where otherwise indicated or unless the context otherwise requires, any reference in this report to (1) the “Company”, “we”, “our”, or “us”, refers to Visant Corporation (“Visant”) together with its consolidated subsidiaries, (2) “Holdings”, “our parent” or “our parent company” refers to Visant Holding Corp. (“Holdco”) together with Visant and its consolidated subsidiaries, (3) “Visant Secondary” refers to Visant Secondary Holdings Corp., (4) “Jostens” refers to Jostens, Inc. and its subsidiaries, (5) “Lehigh” refers to The Lehigh Press LLC (formerly known as The Lehigh Press, Inc.), (6) “Arcade” refers to AKI, Inc. and its subsidiaries (other than Dixon), (7) “Dixon” refers to Dixon Direct LLC (formerly known as Dixon Direct Corp.), (8) “Neff” refers to Neff Holding Company together with Neff Motivation, Inc. and its subsidiaries, and (9) “Phoenix Color” refers to Phoenix Color Corp. and its subsidiaries. Visant Secondary holds 100% of the outstanding capital stock of Visant, and Holdco holds 100% of the outstanding capital stock of Visant Secondary. All references to a particular fiscal year are to the four fiscal quarters ended the Saturday nearest to December 31st.

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

Our business has expanded through a number of acquisitions. These acquisitions have most recently included the acquisition of the capital stock of Rock Creek Athletics, Inc. (“Rock Creek”) (a producer of varsity jackets) in February 2010 and the acquisition of certain assets of Daden Group, Inc. (a producer of varsity jackets under the DeLong Brand) (the “Daden Assets”) in July 2010. During May 2010, we completed the acquisition of Intergold Ltd. (“Intergold”) (a custom jewelry manufacturer) through a cash tender offer to acquire all of the issued and outstanding common shares of Intergold, to complement the jewelry business in our Scholastic segment. The results of these acquisitions are reported as part of the Scholastic segment from the respective dates of acquisition.

In April 2011, Arcade acquired the capital stock of Color Optics, Inc. (“Color Optics”), a specialty packaging provider, serving the cosmetic and consumer products industries with highly decorated packaging solutions. The results of the Color Optics operations are reported as part of the Marketing and Publishing Services segment from the date of acquisition.

We have demonstrated our ability over the last seven years since our inception to execute acquisitions and dispositions that have allowed us to complement and expand our core capabilities, accelerate into market segment adjacencies, as well as enabled us to divest non-core businesses and deleverage. We anticipate that we will continue to pursue this strategy of consummating complementary acquisitions to support expansion of our product offerings and services, including to address marketplace dynamics, developments in technology and changing consumer behaviors, and broaden our geographic reach, as well as availing ourselves of strategic opportunities and market conditions for transacting on businesses in the Visant portfolio.

Our Segments

Our three reportable segments as of December 31, 2011 consisted of:

•

Scholastic—provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems and packaging, primarily for the fragrance, cosmetic and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of the annual net sales in this segment during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. Based on the seasonality of our cash flow, we traditionally borrow during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

Our net sales include sales to certain customers for whom we purchase paper. The price of paper, a primary material across most of our products and services, is volatile over time and may cause swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers across most of our product lines at the time we are impacted by such increases.

The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. While historically the purchase of class rings has been relatively resistant to economic conditions, we have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is primarily attributable to the impact of significantly higher precious metal costs on our jewelry prices. In 2011, there continued to be unprecedented volatility in the price of gold which continued to impact our manufacturing costs through 2011. To mitigate continued volatility we have entered into purchase commitments which we believe will cover substantially all of our needs for 2012.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect volume in our elementary/high school publishing services products and services. During 2011, trade book publishing experienced an accelerated shift towards digital books, which negatively impacted our publishing services business in terms of fewer printed copies of books as well as shorter print runs. It is anticipated that the impact of digital books and the lower volume of book purchases through retail stores will likely continue to impact demand for trade books during 2012.

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

Marketing and Publishing Services

The Marketing and Publishing Services segment includes operations in sampling, direct marketing and publishing services. Our sampling operations provide services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems and packaging, primarily for the fragrance, cosmetics and personal care segments. With over a 100-year history, Arcade pioneered our leading ScentStrip® product in 1980. Since then, we have developed an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various conventional and on-line marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. Since the acquisition of Color Optics, a specialty packaging provider, we also market, manufacture and sell highly decorated packaging solutions to the cosmetic and consumer products industries. Our direct marketing operations specialize in high-quality, in-line printed products and can accommodate large marketing projects with a wide range of dimensional printed products and in-line finishing production, data processing and mailing services. Our products range from conventional direct marketing pieces to integrated offerings with data collection and tracking features. Our personalized imaging capabilities can offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts. Our publishing services business produces book components, including book covers and jackets, and employs specialized techniques to create highly decorated covers. We have long-standing relationships with many of our customers in this segment, including the world’s leading fragrance, beauty and cosmetic purveyors and educational and trade publishers.

Products

The following table presents our revenue by product.

	In thousands	For the year ended
	Revenue by product	2011	%	2010	%	2009	%
Memory Book:	Memory book and yearbook products and services	$362,380	29.8%	$375,866	30.3%	$386,783	30.8%

Scholastic:	Graduation and affinity products	261,849	21.5%	261,383	21.1%	254,458	20.3%
	Class ring and jewelry products	212,818	17.5%	208,347	16.8%	208,260	16.6%

Marketing & Publishing Services:	Sampling products and services	174,831	14.4%	146,757	11.8%	139,506	11.1%
	Book components	108,784	8.9%	132,109	10.6%	154,858	12.3%
	Direct marketing products and services	97,130	8.0%	116,425	9.4%	111,460	8.9%

	Total revenue	$1,217,792	100.0%	$1,240,887	100.0%	$1,255,325	100.0%

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

Marketing and Publishing Services

The Marketing and Publishing Services business competes primarily with Orlandi, Inc., Ileos, Klocke, Marietta and a number of smaller competitors in the fragrance and cosmetic sampling business. Our sampling system business also competes with numerous manufacturers of sampling products such as miniatures, vials, packets, sachets, blister packs and scratch and sniff products. The packaging portion of our Marketing and Publishing Services business competes with a host of packaging manufacturers, including Arkay, Hub Folding Carton and Curtis Packaging, but we believe we distinguish ourselves based on our highly customized capabilities and offerings as well as the proprietary offerings through coordination with our sampling business. Our direct marketing products and services compete with numerous other marketing and advertising venues for limited marketing dollars that customers have available to allocate to various types of advertising, marketing and promotional efforts such as television and in-store promotions as well as other printed products produced by numerous national and regional printers and more recently, on-line offerings. We seek to differentiate ourselves based on our capabilities, innovative products and services, quality and organizational and financial strength. We compete primarily with Coral Graphics Services, Inc., Brady Palmer, Courier, Worzalla Publishing Company and John P. Pow in the production and sale of book covers and components.

Seasonality

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of the annual net sales in this segment during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods.

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

We continue to monitor the impact of changes and volatility in the price of crude oil and other energy costs, which impact our ink and substrate suppliers and may impact our logistics and manufacturing costs. We believe that contractual arrangements with our logistics providers should allow us to continue to manage our logistics costs despite increases in energy prices. The impact of higher energy prices, particularly sharp volatility, however, may impact our operating costs and those of our customers.

Matters pertaining to our market risks are set forth below under Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Backlog

Because of the nature of our business, all orders are generally filled within a few months from the time of placement. However, Jostens typically obtains contracts in the second quarter of one year for student yearbooks to be fulfilled in the second and third quarters of the subsequent year. Orders for yearbooks under these contracts are primarily placed during the third and fourth quarters. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate the backlog of orders, related primarily to our Memory Book and Scholastic businesses, was in the aggregate $416.6 million and $422.1 million as of the end of fiscal years 2011 and 2010, respectively. We expect most of the 2011 backlog to be confirmed and filled by the end of the first half of 2012.

Environmental

Our operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters, and from time to time, we may be involved in remedial and compliance efforts.

Intellectual Property

Our businesses rely on a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect the intellectual property rights we employ in our businesses. We also have trademarks registered in the United States and in jurisdictions around the world. We have a number of registered patents in the United States and abroad covering certain of the proprietary processes and products particularly as used in our Memory Book and Marketing and Publishing Services segments, and we have submitted patent applications for certain other manufacturing processes and products. Many of our processes and products and services are not, however, covered by any patent or patent application. As a result, our businesses may be adversely affected by competitors who independently develop equivalent or superior technologies, know-how, trade secrets or production methods or processes as compared to those employed by us. We are involved in proceedings from time to time in the course of our businesses to protect and enforce our intellectual property rights, and third parties from time to time may initiate proceedings against us asserting that our businesses infringe or otherwise violate their intellectual property rights.

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

Employees

As of December 31, 2011, we had approximately 4,328 full-time employees. As of December 31, 2011, approximately 258 of Jostens’ full-time employees were represented under two collective bargaining agreements that expire in August 2012 and June 2013, respectively, and approximately 249 full-time employees from our Marketing and Publishing Services business were represented under two collective bargaining agreements that expire in March 2012 and June 2012, respectively. The collective bargaining agreements expiring in March 2012 and June 2012 are currently under negotiation. We routinely rely on seasonal employees to augment our workforce to meet our regular seasonal demand. Many of our seasonal employees return year after year allowing us to enjoy the benefits of a well-trained seasonal workforce.

We consider our relations with our employees to be satisfactory.

International Operations

During 2011, our foreign sales were derived primarily from operations in Canada, Europe and Brazil. Local taxation and regulatory requirements, import duties, fluctuation in currency exchange rates and restrictions on expatriation of funds are among the risks attendant to our foreign operations.

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

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, changes in demand and buying habits, legal and regulatory developments, conditions in the global economy and in the credit and capital markets, developments within the primary industries we serve and increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty achieving our strategic objectives. We may also decide to alter or discontinue certain aspects of our business strategy at any time. Any failure to successfully implement our business strategy may adversely affect our business, results of operations, cash flows and financial condition and thus our ability to service our indebtedness, including our ability to make principal and interest payments on the 10.00% Senior Notes due 2017 (the “Senior Notes”).

Economic weakness and uncertainty, as well as the effects of these conditions on our customers’ and suppliers’ businesses and their demand for our products and services, could have an adverse effect on our business and results of operations.

Our business and operating results are affected by global economic conditions and, in particular, conditions in our customers’ and suppliers’ businesses and the market segments they serve. We have experienced and may continue to experience reduced demand for certain of our products and services. As a result of continued economic weakness and uncertainty in the pace and extent of the economic recovery, including factors such as a high rate of unemployment, bankruptcies, the European debt crisis and other challenges which continue to affect the global economy, our customers and suppliers may experience further deterioration of their businesses or suffer cash flow shortages. In turn, existing or potential customers may delay or decline to purchase our products and related services, and our suppliers and customers may not be able to fulfill their obligations to us in a timely fashion.

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

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 40% of our annual net sales for fiscal year 2011 during the second quarter of our fiscal year and a majority of our annual cash flow from operations during the fourth quarter of our fiscal year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of the annual net sales in this segment during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.

The seasonality of each of our businesses requires us to manage our working capital carefully over the course of the year. If we fail to manage our working capital effectively in response to seasonal fluctuations, we may be unable to offset the results from any such period with results from other periods, which could impair our ability to service our debt. These seasonal fluctuations also require us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. If we fail to monitor production and distribution accurately during these peak seasonal periods and are unable to satisfy our customers’ delivery requirements, we could jeopardize our relationships with our customers.

A substantial decrease or interruption in business from our significant customers could adversely affect our business, financial condition and results of operations.

We have significant customer concentration within our Marketing and Publishing Services segment. Our top five customers in our sampling system business, for example, represented approximately 23% of our net sales within our Marketing and Publishing Services segment for 2011. We do not generally have long-term contracts for committed volume with our sampling customers. Our top five customers in our cover and component business represented approximately 19% of our net sales within our Marketing and Publishing Services segment for 2011. Customers in our cover and component business include the three major educational textbook publishers, Pearson, Houghton Mifflin Harcourt and McGraw-Hill, all of whom have written agreements with us for committed volume. Any significant cancellation, deferral or reduction in the quantity or type of product sold to these principal Marketing and Publishing Services customers or a significant number of smaller customers, including as a result of our failure to perform, the impact of economic weakness and challenges on their businesses, a change in buying habits or the impact of any shift to alternative methods of content delivery by customers, could have a material adverse effect on the business, results of operations, cash flows and financial condition of our Marketing and Publishing Services business.

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

We are required to invest capital in order to expand and update our capabilities in our businesses. We expect our capital expenditure requirements in the Jostens business to continue to relate primarily to capital improvements and growth initiatives, including digital and e-commerce initiatives and information technology. Our capital expenditure requirements in the Marketing and Publishing Services segment primarily relate to efforts to maintain efficiency and innovation and technological advancement in order to remain competitive. Changing competitive conditions or the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in additional production technology in order to remain competitive. If we are unable to fund any such investment, including as a result of constraints in the availability of capital, or otherwise fail to invest in new technologies, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

Our businesses are subject to changes arising from developments in technology and changes in consumer behavior facilitated by these developments that could render our products obsolete or reduce product consumption.

Emerging technologies, including those involving the Internet, social networking or alternative methods of content delivery, have resulted in new distribution channels and new products and services being provided that compete with our products and services. As a result of these factors, our growth and future financial performance depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer and consumer preferences and demands, including through the use of the Internet, social networking or alternative methods of content delivery. Accepted methods for delivery of media content that serve as an alternative to obtaining products or services from us may impact our business. The trade book publishing industry is experiencing an accelerated shift towards digital books which, trend negatively impacts our publishing services business in terms of fewer printed copies of books as well as shorter print runs.

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

We are dependent on certain key production facilities. Certain of our sampling system, book component, jewelry and graduation products are each produced in dedicated facilities. Any disruption of production capabilities due to unforeseen events at any of our key dedicated facilities could adversely affect our business, results of operations, cash flows and financial condition.

Actions taken by the U.S. Postal Service, including the approval of alternative sampling products for use in periodicals without a postal surcharge, could have a material adverse effect on our business.

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

Sampling products are subject to approval by the U.S. Postal Service (the “USPS”) for inclusion in periodicals mailed at periodical postage rates. Our USPS-approved “flat” sampling systems have historically enjoyed significant advantage over alternative sampling devices, such as miniatures, vials, packettes, sachets and blisterpacks, because the inclusion of these alternative products in periodicals may be not be viable for mailing or result in an increase from periodical postage rates to the higher third-class rates for a periodical’s entire circulation. Periodical sampling inserts delivered to consumers through the USPS are currently an important part of our sampling business. In 2010, the USPS approved certain alternative types of sampling products such as packettes for use in periodicals without requiring a postal surcharge, subject to such samples meeting certain conditions and restrictions, including with respect to combined weight, structure and placement in the periodical. We have not seen any impact on our business as a result of the change in standards and believe that the attributes of our advanced sampling technology and “flat” sampling devices continue to have competitive advantages over such other sampling devices. However, if such alternative sampling devices were to have widespread acceptance for mailing in periodicals or if the USPS were to make additional modifications to postal standards negatively affecting our sampling products, our sampling business, results of operations, cash flows and financial condition could be adversely affected.

A deterioration in labor relations or labor availability could have an adverse impact on our operations.

As of December 31, 2011, we had approximately 4,328 full-time employees. As of December 31, 2011, approximately 258 of Jostens’ full-time employees were represented under two collective bargaining agreements that expire in August 2012 and June 2013, respectively, and approximately 249 full-time employees from our Marketing and Publishing Services business were represented under two collective bargaining agreements that expire in March 2012 and June 2012, respectively. The collective bargaining agreements expiring in March 2012 and June 2012 are currently under negotiation.

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

We use a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights, particularly those in our Memory Book and Marketing and Publishing Services segments, which derive a substantial portion of revenue from processes or products with some proprietary protections. We generally enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or may otherwise infringe, impair, misappropriate, dilute or violate our intellectual property rights. In addition, a portion of our manufacturing processes involved in the production of our products and services are not covered by any patent or patent application. Furthermore, the patents that we use in our businesses will expire over time. Our ongoing research and development efforts may not result in new proprietary processes or products. Our competitors may independently develop equivalent or superior know-how, trade secrets or other proprietary processes or production methods as compared to those employed by us.

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

Lower than expected sales by us due to the cyclicality of the textbook adoption cycle, pricing pressures that may result during any downturn in our business from increased competition or as a result of a reduction in government funding for spending on educational textbooks could have a material adverse effect on our cash flows and, therefore, on our ability to service our obligations with respect to our indebtedness.

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

Holdco, our indirect parent which owns 100% of Visant Secondary, which in turn owns 100% of Visant, is controlled by an affiliate of KKR and by DLJMBP III and certain of its affiliates. On a collective basis, the Sponsors indirectly control our affairs and policies. Circumstances may occur in which the interests of the Sponsors could be in conflict with the interests of our debtholders. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our debtholders if the transactions resulted in our becoming more leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of the Sponsors may conflict with those of our debtholders. In that situation, for example, our debtholders might want Holdco to raise additional equity from the Sponsors or other investors for capital contributions to us to reduce our leverage and pay our debts, while the Sponsors might not be in a position to increase their investment in Holdco or have their ownership diluted and instead choose to take other actions, such as selling our assets. Additionally, the Sponsors and certain of their affiliates are in the business of making investments in companies and currently hold, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. For instance, certain of the Sponsors currently have investments in Merrill Corp and First Data Corporation. Further, if they pursue acquisitions or make further investments in our industries, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of Holdco’s equity, even if such amount is less than 50%, they will continue to be able to influence or effectively control us.

Changes in market factors and declines in the market value of the securities held by our pension plans could materially reduce the funded status of the plans and affect the level of pension expense and required pension contributions in future years.

The funded status of our pension plans is dependent upon many factors, including return on invested assets, the level of certain market interest rates used in determining the value of our obligations and changes to regulatory requirements, each of which can affect our assumptions and have an impact on our cash funding requirements under our plans. Declines in the market value of the securities held by the plans due to the disruption in financial markets during 2008 and in 2011 materially reduced the asset values under our plans. Such changes in asset values in combination with regulatory and other market factors have affected the level of pension income associated with the pension plans that we have historically realized and have increased the level of pension expense being recognized by us and will obligate us to make pension contributions in future years. Based on current funding levels and expected rate of return, we anticipate beginning to need to make pension cash contributions after 2012. In the event that sustained declines in market conditions continue for an extended period of time, our expense and level of required cash contributions associated with our pension plans may substantially increase in future periods.

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

We are highly leveraged. As of December 31, 2011, total indebtedness for Visant and its guarantors was $1,936.8 million (exclusive of $11.9 million of standby letters of credit outstanding and $19.2 million of original issue discount related to the Term Loan Credit Facility (as defined below)), including $1,174.4 million under the Credit Facilities (as defined below), $750 million principal amount outstanding under the Senior Notes and $12.4 million of outstanding borrowings under capital lease and equipment financing arrangements. As of December 31, 2011, Visant had availability of $163.1 million (net of standby letters of credit of $11.9 million) under its $175.0 million revolving credit facility expiring in 2015 (the “Revolving Credit Facility”) and cash and cash equivalents totaling $36.0 million. Total outstanding indebtedness (inclusive of letters of credit) for Visant and its guarantors represented approximately 150.7% of its total consolidated capitalization at December 31, 2011.

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

Any of the above listed factors could materially adversely affect our business, results of operations, cash flows and financial condition. Furthermore, our interest expense could increase if interest rates increase, because the entire amount of our debt under our Revolving Credit Facility and approximately $574.4 million of the $1,174.4 million term loan B facility maturing in 2016 (the “Term Loan Credit Facility” and together with the Revolving Credit Facility, the “Credit Facilities”) bears interest at a variable rate, subject to adjustment based on a leverage-based pricing grid. In 2011, we entered into pay-fixed/receive-floating interest rate swap transactions (the “Swap Transactions”) in an aggregate initial notional principal amount of $600.0 million with respect to our variable rate term loan indebtedness under the Credit Facilities. Each of the Swap Transactions has an effective date of January 3, 2012 and a maturity date of July 5, 2016, and is designed to mitigate the effect of increases in interest rates between the effective date of the Swap Transactions and their maturity or earlier termination. However, if we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, we may be able to incur significant additional indebtedness in the future. For example, we may seek to obtain additional term loans under the Term Loan Credit Facility, or under a new term facility, in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the Term Loan Credit Facility. Although the indenture governing the Senior Notes and the credit agreement governing the Credit Facilities contain restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of important qualifications and exceptions, and under certain circumstances, the indebtedness incurred in compliance with those restrictions could be substantial. The Credit Facilities, for example, allow us to incur (1) an unlimited amount of “purchase money” indebtedness to finance capital expenditures permitted to be made under the Credit Facilities and to finance the acquisition, construction or improvement of fixed or capital assets, (2) an unlimited amount of indebtedness to finance acquisitions permitted under the Credit Facilities and (3) additional indebtedness, including indebtedness at subsidiaries that are not guarantors of the Senior Notes. All of those borrowings would be senior secured indebtedness and, as a result, would be effectively senior to the Senior Notes and the subsidiary guarantees by the guarantors to the Senior Notes. To the extent we incur additional indebtedness, the risks described above will increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, results of operations, cash flows and financial condition.

We are a highly leveraged company and require a significant amount of cash to meet our debt service obligations. Our annual payment obligations for 2011 with respect to existing indebtedness consisted of approximately $152.3 million of interest payments on the Senior Notes and the Term Loan Credit Facility and an aggregate of $3.5 million of principal payments under our capital lease and equipment financing obligations. Our ability to make interest payments and payments with respect to the principal amount of our debt obligations primarily depends upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. Changes in global economic conditions, including any decreases in economic activity in many of the industries we serve, may significantly impact our ability to generate funds from operations.

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

Repayment of our debt, including the Senior Notes and the Credit Facilities, is dependent on cash flow generated by our subsidiaries.

Visant is a holding company, and all of its assets are owned by its subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to it, by dividend, debt repayment or otherwise. Visant’s non-guarantor subsidiaries do not have any obligation to pay amounts due on the Senior Notes or to make funds available for that purpose. Visant’s non-guarantor subsidiaries may not be able, or may not be permitted, to make distributions to enable Visant to make payments in respect of its indebtedness, including the Senior Notes. Each of Visant’s subsidiaries is a distinct legal entity, and legal and contractual restrictions may limit Visant’s ability to obtain cash from its subsidiaries. While the indenture governing the Senior Notes and the Credit Facilities limit the ability of Visant’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to Visant, these limitations are subject to qualifications and exceptions. In addition, Visant’s guarantor subsidiaries may have their obligations under the guarantees of the Senior Notes reduced to insignificant amounts pursuant to the terms of the guarantees or subordinated if the guarantees are held to violate applicable fraudulent conveyance laws. If Visant does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its indebtedness, including the Credit Facilities and the Senior Notes.

Restrictive covenants in our and our subsidiaries’ debt instruments may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. Failure to comply with these covenants may result in the acceleration of our indebtedness.

The Credit Facilities and the indenture governing the Senior Notes contain, and any future indebtedness of Visant or of its subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our long-term best interests.

The Credit Facilities include financial covenants, including requirements that Visant maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and these financial covenants will become more restrictive over time. In addition, the Credit Facilities limit our ability to make capital expenditures and require that we use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under the Credit Facilities.

The Credit Facilities and the indenture governing the Senior Notes also include covenants restricting, among other things, our ability to: create liens; incur indebtedness (including guarantees, debt incurred by direct or indirect subsidiaries, and obligations in respect of foreign currency exchange and other hedging arrangements); pay dividends, or make redemptions and repurchases with respect to capital stock; prepay, or make redemptions and repurchases with respect to subordinated indebtedness; make loans and investments; engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates and change the business conducted by us.

Any default under the agreements governing our indebtedness, including a default under our Credit Facilities, that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by the holders of such indebtedness could prevent us from paying principal, premium, if any, and interest on the Senior Notes and could substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the agreements governing our indebtedness, including the covenants contained in the Credit Facilities, we would be in default under the terms of the agreements governing such indebtedness. If any such default occurs, the lenders under the Credit Facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under the Senior Notes. The lenders under the Credit Facilities will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

The Company has no unresolved written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

A summary of the physical properties we currently use follows:

Segment	Facility Location (1)	Approximate Sq. Ft.	Interest
Scholastic	Santiago, Dominican Republic	140,000	Leased
	Laurens, South Carolina	98,000	Owned
	Shelbyville, Tennessee	87,000	Owned
	Denton, Texas	70,000	Owned
	Greenville, Ohio	69,000	Owned
	Grinnell, Iowa	60,000	Leased
	Eagan, Minnesota	34,000	Leased
	Owatonna, Minnesota	30,000	Owned
	Montreal, Quebec	10,400	Leased
	Grinnell, Iowa	5,000	Owned

Memory Book	Clarksville, Tennessee	575,000	Owned
	Topeka, Kansas	236,000	Owned
	Visalia, California	96,000	Owned
	Sedalia, Missouri	26,000	Leased
	Sedalia, Missouri	15,000	Leased

Marketing and Publishing Services	Broadview, Illinois	212,000	Owned
	Hagerstown, Maryland	200,000	Owned
	Dixon, Illinois	160,000	Owned
	Chattanooga, Tennessee	124,000	Owned
	Rockaway, New Jersey	84,000	Leased
	Hagerstown, Maryland	50,000	Owned
	Chattanooga, Tennessee	45,000	Owned
	Saddle Brook, New Jersey	42,500	Leased
	Chattanooga, Tennessee	29,500	Owned
	Wujiang City, China	26,000	Leased

(1)	Excludes properties held for sale and warehouse facilities supporting our operations.

We also lease key administrative and sales offices in Armonk, New York (Visant headquarters), Minneapolis, Minnesota (Jostens headquarters), Winnipeg, Manitoba (Jostens Canada), and New York, New York, Paris, France and São Paulo, Brazil (Arcade). In addition, we lease other sales and administrative office space. In management’s opinion, all buildings, machinery and equipment are suitable for their purposes and are maintained on a basis consistent with sound operations. The extent of utilization of individual facilities varies significantly due to the seasonal nature of our business.

ITEM 3.	LEGAL PROCEEDINGS

We are party from time to time to litigation arising in the ordinary course of business. This litigation may include actions related to petitions for reorganization under the U.S. bankruptcy laws filed by our customers or others resulting in claims against us for the return of certain pre-petition payments that may be deemed preferential. We regularly analyze current information and, as necessary, provide accruals for probable and estimable liabilities on the eventual disposition of these matters. We do not believe that the disposition of these matters will have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Visant is an indirect, wholly owned subsidiary of Holdco. Our Sponsors hold shares of the Class A Common Stock of Holdco and additionally our equity-based incentive compensation plans are based on the appreciation of the Class A Common Stock of Holdco (the “Class A Common Stock”). There is no established public trading market for Visant or Holdco common stock. As of March 20, 2012, there were: 1,000 shares of common stock, par value $.01 per share, of Visant outstanding (all of which are indirectly, beneficially owned by Holdco); and 5,955,680 shares of Class A Common Stock, par value $.01 per share (held by 25 stockholders of record), and one share of Class C Common Stock, par value $.01 per share (held by one stockholder of record), of Holdco outstanding. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for further discussion of the ownership of Holdco.

Visant may from time to time pay cash dividends on its common stock. Each of the Credit Facilities and the indenture relating to the Senior Notes contains covenants that impose substantial restrictions on Visant’s ability to pay dividends or make distributions to Holdco.

On February 26, 2010, the Board of Directors of Holdco declared an extraordinary cash distribution in the aggregate amount of $137.7 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $22.00 per share (the “February 2010 Distribution”), on Holdco’s outstanding Class A Common Stock. The February 2010 Distribution was paid on March 1, 2010 to stockholders/optionholders of record on February 26, 2010. The February 2010 Distribution was funded from cash on hand.

On September 20, 2010, the Board of Directors of Holdco declared an extraordinary cash distribution in the aggregate amount of $517.0 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $82.55 per share (the “September 2010 Distribution” and together with the February 2010 Distribution, the “Distributions”), on Holdco’s outstanding Class A Common Stock. The September 2010 Distribution was paid on September 22, 2010 to stockholders/optionholders of record on September 20, 2010. The September 2010 Distribution was funded from the net proceeds of the refinancing consummated by Visant on September 22, 2010 (the “Refinancing”).

Visant transferred approximately $654.7 million of cash through its direct parent, Visant Secondary, to Holdco to allow Holdco to make the Distributions.

Recent Sales of Unregistered Securities

Neither Visant’s nor Holdco’s equity securities are registered pursuant to Section 12 of the Exchange Act. For the fourth fiscal quarter ended December 31, 2011, neither we nor Holdco issued or sold any equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected historical financial data for fiscal years ended December 31, 2011, January 1, 2011, January 2, 2010, January 3, 2009 and December 29, 2007 have been derived from our audited historical consolidated financial statements.

The data presented below should be read in conjunction with the consolidated financial statements and related notes included herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Visant Corporation and Subsidiaries
In millions, except for ratios	2011	2010	2009	2008	2007
Statement of Operations Data (1):
Net sales	$1,217.8	$1,240.9	$1,255.3	$1,365.6	$1,270.2
Cost of products sold	572.6	576.9	588.8	675.8	623.1

Gross profit	645.2	664.0	666.5	689.8	647.2
Selling and administrative expenses	449.8	461.2	451.3	463.7	425.5
(Gain) loss on disposal of fixed assets	(0.9)	0.3	(1.4)	1.0	0.6
Special charges (2)	44.4	4.7	14.5	14.4	2.9

Operating income	151.9	197.8	202.2	210.8	218.1
Loss on repurchase and redemption of debt (3)	—	9.7	—	—	—
Interest expense, net	164.1	91.3	55.3	69.1	90.2

(Loss) income from continuing operations before income taxes	(12.3)	96.8	146.9	141.7	127.9
Provision for income taxes	2.6	40.7	56.2	54.6	49.7

(Loss) income from continuing operations	(14.9)	56.2	90.7	87.0	78.2
Income from discontinued operations, net of tax	—	—	—	—	110.7

Net (loss) income	$(14.9)	$56.2	$90.7	$87.0	$188.9

Statement of Cash Flows:
Net cash provided by operating activities	$122.5	$204.7	$207.1	$221.2	$177.3
Net cash (used in) provided by investing activities	(53.7)	(60.4)	(44.4)	(274.3)	280.6
Net cash (used in) provided by financing activities	(92.5)	(197.0)	(167.0)	112.1	(417.9)

Other Financial Data (1):
Ratio of earnings to fixed charges (4)	—	2.0x	3.5x	3.0x	2.4x
Depreciation and amortization	$106.1	$104.6	$102.5	$103.0	$87.0
Adjusted EBITDA (5)	327.7	340.1	330.2	339.9	313.1
Capital expenditures	55.5	50.2	46.1	52.4	56.4

In millions	2011	2010	2009	2008	2007
Balance Sheet Data (at period end):
Cash and cash equivalents	$36.0	$60.2	$113.1	$117.6	$59.1
Property and equipment, net	210.1	214.5	210.8	221.8	181.1
Total assets	2,044.5	2,144.0	2,187.2	2,288.9	2,092.8
Total debt	1,917.6	1,988.7	826.3	953.5	817.2
Stockholder’s (deficit) equity	(558.6)	(510.2)	739.8	687.3	681.7

(1)	Certain selected financial data have been reclassified for 2007 to reflect the results of discontinued operations consisting of the Von Hoffmann business, which was discontinued in December 2006, our Jostens photography business, which was discontinued in June 2006, and our exit from Jostens’ recognition business in December 2001.
(2)

Special charges for the fiscal year ended December 31, 2011 included $35.3 million of costs in the Marketing and Publishing Services segment, consisting of $31.9 million of non-cash impairment charges associated with the write-down of goodwill in the amount of $24.9 million and other indefinite-lived intangible assets in the amount of $7.0 million, and $1.0 million of severance and related benefit costs and

$2.4 million of non-cash asset related impairment charges associated with the closure of our Milwaukee, Wisconsin facility. Special charges in the Memory Book segment included $6.6 million of costs consisting of $4.3 million of severance and related benefit costs associated with reductions in force and approximately $2.2 million of non-cash asset related impairment charges, in each case associated with the consolidation of our Clarksville, Tennessee and State College, Pennsylvania facilities. Special charges in the Scholastic segment included $2.2 million of severance and related benefit costs associated with reductions in force in connection with the consolidation of certain diploma operations. Also included in special charges were $0.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Special charges for the fiscal year ended January 1, 2011 included $2.4 million and $0.6 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively, and $1.7 million of costs related to cost reduction initiatives and facility consolidations in the Marketing and Publishing Services segment. Included in these costs was approximately $0.2 million in the aggregate of non-cash asset impairment charges in our Scholastic and Marketing and Publishing Services segments. Special charges for the fiscal year ended January 2, 2010 included $8.4 million in the Memory Book segment primarily related to cost reduction initiatives and the closure of Jostens’ Winston-Salem, North Carolina facility. These charges included approximately $4.0 million of severance and related benefits for associated headcount reductions with respect to the Winston-Salem facility closure and certain other reductions in force and $4.1 million of non-cash facility related asset impairment charges related to facility consolidation activity. The Scholastic segment reported $1.0 million of cost reduction initiatives and $0.5 million of non-cash asset impairment charges related to the closure of Jostens’ Attleboro, Massachusetts facility. Additionally, the Marketing and Publishing Services segment reported $4.6 million of costs related to facility consolidation activity and other reductions in force which included $2.6 million of severance and related benefits for associated headcount reductions, $1.4 million of non-cash costs related to asset impairment charges and $0.6 million of other facility consolidation costs. Special charges of $14.4 million for the year ended January 3, 2009 represented $12.8 million of costs associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities, and certain international operations, as well as the consolidation of the Chattanooga, Tennessee facilities. These charges included approximately $6.1 million of non-cash costs, including $3.1 million resulting from the write-off of accumulated currency translation balances, $2.7 million of facility related asset impairment charges and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Additionally, we incurred approximately $1.6 million of other severance and related benefits associated with headcount reductions during the twelve month period. For the fiscal year ended December 29, 2007, we recorded $2.3 million of restructuring for severance and related benefit costs primarily in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility announced on December 4, 2007, which was substantially completed by the end of the first quarter of 2008, and $1.0 million related to termination benefits for management executives offset by a reversal of $0.4 million associated with the reductions in severance liability for the Scholastic and Memory Book segments.
(3)	For the fiscal year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $9.7 million in connection with the Refinancing. Visant repurchased its then outstanding 7.625% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) pursuant to a cash tender offer (the “Tender Offer”) or satisfied and discharged the remaining Senior Subordinated Notes by delivering to the trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notice given by Visant with respect to the Senior Subordinated Notes. In connection with these transactions, Visant recorded $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs.
(4)	For the purpose of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense (including capitalized interest) on all indebtedness plus amortization of debt issuance costs and the portion of rental expense that we believe is representative of the interest component of rental expense.
(5)

Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, excluding certain non-recurring items. Adjusted EBITDA excludes certain items that are also excluded for purposes of calculating required covenant ratios and compliance under our material debt instruments. As such, Adjusted EBITDA is a material component of these covenants. Non-compliance with the financial ratio maintenance covenants contained in our Credit Facilities could result in the requirement to immediately repay all amounts outstanding thereunder, while non-compliance with the debt incurrence ratio in the indenture governing the Senior Notes would prohibit us and our restricted subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States of America (GAAP), is not a measure of financial condition or profitability, and should not be considered as an alternative to (a) net income (loss) determined in accordance with GAAP or (b) operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The following sets forth a reconciliation of net income to Adjusted EBITDA:

	Visant Corporation and Subsidiaries
In millions	2011	2010	2009	2008	2007
Net (loss) income	$(14.9)	$56.2	$90.7	$87.0	$188.9
Interest expense, net	164.1	91.3	55.3	69.1	90.2
Provision for income taxes	2.6	40.7	56.2	54.8	49.7
Depreciation and amortization expense	106.1	104.5	102.5	103.0	87.0
Income from discontinued operations, net of tax (a)	—	—	—	—	(110.7)

EBITDA	257.9	292.7	304.7	313.9	305.1
Special charges (b)	44.4	4.7	14.5	14.4	2.9
Loss on repurchase and redemption of debt (c)	—	9.7	—	—	—
(Gain) loss on disposal of fixed assets (d)	(0.9)	0.3	(1.4)	1.0	0.6
Stock-based compensation (e)	7.0	13.4	—	—	—
Costs of legal proceedings and associated resolution (f)	—	9.3	2.4	—	—
Other (g)	19.3	10.0	10.0	10.6	4.5

Adjusted EBITDA	$327.7	$340.1	$330.2	$339.9	$313.1

(a)	For 2007, income from discontinued operations, net of tax, consists of charges from the closure of Jostens’ recognition business and the results of operations and the sale of Jostens’ photography businesses and the Von Hoffmann businesses.
(b)	Consists of restructuring costs and special charges incurred for fiscal years 2007, 2008, 2009, 2010 and 2011 in connection with a variety of initiatives and, for 2011, $31.9 million of non-cash impairment charges associated with the write-down of certain intangible assets in the Marketing and Publishing Services segment.
(c)	For the fiscal year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $9.7 million in connection with the Refinancing. Visant repurchased its Senior Subordinated Notes pursuant to the Tender Offer or satisfied and discharged the remaining Senior Subordinated Notes by delivering to the trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notice given by Visant with respect to the Senior Subordinated Notes. In connection with these transactions, Visant recorded $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs.
(d)	Represents losses on disposal of fixed assets for fiscal years 2010, 2008 and 2007. Fiscal years 2011 and 2009 each includes a gain on the donation of redundant facilities to local governments in connection with our consolidation efforts.
(e)	Consists of stock-based compensation expense related to all equity and phantom equity awards granted, including awards modified, repurchased or cancelled based on fair values of the awards at the grant date.

(f)	Reflects non-recurring costs incurred during the fiscal year ended January 1, 2011 in connection with our defense and prosecution of previously disclosed legal proceedings with each of U.S. Customs and Herff Jones and related parties and actions taken to resolve such matters.
(g)	Other charges for the fiscal year ended December 31, 2011 included $7.4 million of costs related to the relocation of certain manufacturing equipment and facility consolidation in connection with the closure of certain facilities in the Scholastic and Memory Book segments, $3.6 million of management fees, $2.4 million of consulting fees and $1.9 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended January 1, 2011 included $3.5 million of management fees, $2.5 million of costs related to the relocation of certain manufacturing equipment and facility consolidation in connection with the closure of certain facilities in the Scholastic and Marketing and Publishing Services segments, $0.4 million of acquisition-related costs, $0.7 million of non-recurring inventory costs associated with our strategic decision to no longer sell certain products in the Scholastic segment and $2.9 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended January 2, 2010 included $6.0 million of consolidation costs in connection with the closure of certain facilities, $3.4 million of management fees, $0.5 million of additional rent in connection with the relocation of certain operating facilities and $0.1 million of other costs that are non-recurring in nature. For the fiscal year ended January 3, 2009, other charges primarily consisted of $4.7 million of equipment relocation and other costs associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities as well as certain costs related to the realignment of international operations, $3.3 million of management fees, $1.9 million of non-recurring inventory costs associated with the company’s strategic decision to no longer sell certain products in the Scholastic segment and $0.8 million of other costs that are non-recurring in nature. For the fiscal year ended December 29, 2007, other charges primarily consisted of $3.1 million of management fees, $0.6 million of additional rent in connection with the relocation of certain operating facilities, $0.4 million of non-recurring facility moving costs and $0.3 million related to costs incurred in making required filings with the Securities and Exchange Commission related to market-making transactions in certain of the company’s debt securities that may be made by certain affiliates of Visant.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Presentation

Except where otherwise indicated, management’s discussion and analysis of our financial condition and results of operations is provided with respect to Visant and its subsidiaries. Visant is an indirect, wholly owned subsidiary of Holdco.

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJMBP III completed the Transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade. The Transactions were accounted for as a combination of interests under common control.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P., and DLJMBP III owned approximately 82.5% of Holdco’s outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of March 20, 2012, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of March 20, 2012, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options).

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

We have demonstrated our ability over the last seven years since our inception to execute acquisitions and dispositions that have allowed us to complement and expand our core capabilities, accelerate into market segment adjacencies, as well as enabled us to divest non-core businesses and deleverage. We anticipate that we will continue to pursue this strategy of consummating complementary acquisitions to support expansion of our product offerings and services, including to address marketplace dynamics, developments in technology and changing consumer behaviors, and broaden our geographic reach, as well as availing ourselves of strategic opportunities and market conditions for transacting on businesses in the Visant portfolio.

Our Segments

Our three reportable segments as of December 31, 2011 consisted of:

•

Scholastic—provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems and packaging, primarily for the fragrance, cosmetic and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

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

Acquisitions and Dispositions

Our business has expanded through a number of acquisitions. These acquisitions have most recently included the acquisition of the capital stock of Rock Creek (a producer of varsity jackets) in February 2010 and the acquisition of the Daden Assets) in July 2010. During May 2010, we completed the acquisition of Intergold (a custom jewelry manufacturer) through a cash tender offer to acquire all of the issued and outstanding common shares of Intergold, to complement the jewelry business in our Scholastic segment. The results of these acquisitions are reported as part of the Scholastic segment from the respective dates of acquisition.

In April 2011, Arcade acquired the capital stock of Color Optics, a specialty packaging provider, serving the cosmetic and consumer products industries with highly decorated packaging solutions. The results of the Color Optics operations are reported as part of the Marketing and Publishing Services segment from the date of acquisition.

General

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of the annual net sales in this segment during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. Based on the seasonality of our cash flow, we traditionally borrow under our Revolving Credit Facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

Our net sales include sales to certain customers for whom we purchase paper. The price of paper, a primary material across most of our products and services, is volatile over time and may cause swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers across most of our product lines at the time we are impacted by such increases.

The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. While historically the purchase of class rings has been relatively resistant to economic conditions, we have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is primarily attributable to the impact of significantly higher precious metal costs on our jewelry prices. In 2011, there continued to be unprecedented volatility in the price of gold which continued to impact our manufacturing costs through 2011. To mitigate continued volatility we have entered into purchase commitments which we believe will cover substantially all of our needs for 2012.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect volume in our elementary/high school publishing services products and services. During 2011, trade book publishing experienced an accelerated shift towards digital books, which negatively impacted our publishing services business in terms of fewer printed copies of books as well as shorter print runs. It is anticipated that the impact of digital books and the lower volume of book purchases through retail stores will likely continue to impact demand for trade books during 2012.

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

Restructuring Activity and Other Special Charges

For the year ended December 31, 2011, we recorded $7.9 million of restructuring costs and $36.5 million of other special charges. Included in these charges were $35.3 million of costs in the Marketing and Publishing Services segment, consisting of $31.9 million of non-cash impairment charges associated with the write-down of goodwill in the amount of $24.9 million and other indefinite-lived intangible assets in the amount of $7.0 million and $1.0 million of severance and related benefit costs and $2.4 million of non-cash asset related impairment charges associated with the closure of our Milwaukee, Wisconsin facility. Special charges in the Memory Book segment included $6.6 million of costs consisting of $4.4 million of severance and related benefit costs associated with reductions in force and approximately $2.2 million of non-cash asset related impairment charges, in each case associated with the consolidation of our Clarksville, Tennessee and State College, Pennsylvania facilities. Special charges in the Scholastic segment included $2.2 million of severance and related benefit costs associated with reductions in force in connection with the consolidation of certain diploma operations. Also included in special charges were $0.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. The associated employee headcount reductions were 242, 137 and 46 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

Restructuring accruals of $2.9 million as of December 31, 2011 and $1.7 million as of January 1, 2011 are included in other accrued liabilities in the Consolidated Balance Sheets. These accruals as of December 31, 2011 included amounts provided for severance and related benefits related to headcount reductions in each segment.

On a cumulative basis through December 31, 2011, we incurred $31.8 million of employee severance costs related to the 2009, 2010 and 2011 initiatives, which affected an aggregate of 1,142 employees. We have paid $28.9 million in cash related to these initiatives as of December 31, 2011.

Changes in the restructuring accruals during fiscal 2011 were as follows:

In thousands	2011 Initiatives	2010 Initiatives	2009 Initiatives	Total
Balance at January 1, 2011	$—	$1,209	$490	$1,699
Restructuring charges	7,831	76	5	7,912
Severance paid	(5,447)	(1,044)	(228)	(6,719)

Balance at December 31, 2011	$2,384	$241	$267	$2,892

We expect the majority of the remaining severance and related benefits associated with the 2011, 2010 and 2009 initiatives to be paid by the end of fiscal 2012.

Other Factors Affecting Comparability

Our fiscal year ends on the Saturday closest to December 31st, and, as a result, a 53rd week is added approximately every sixth year. Our 2011 fiscal year ended on December 31, 2011. Fiscal years 2011, 2010 and 2009 each consisted of 52 weeks. Our 2008 fiscal year included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. We are required to test goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and other indefinite-lived intangible assets to reporting units and determining the fair value of each reporting unit.

As part of the annual impairment analysis for each reporting unit, we engaged a third-party appraisal firm to assist in the determination of the estimated fair value of each unit. This determination included estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. Where applicable, we weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit.

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2011, at which time we recognized aggregate impairment charges of $31.9 million relating to an impairment of goodwill and indefinite-lived intangible assets in our publishing services reporting unit which is included in the Marketing and Publishing Services segment. The impairment charges were primarily attributable to ongoing negative industry-specific factors, including continued constraints in government funding for educational textbook purchasing, the shift towards digital books in the trade book industry and the widespread impact of the Borders Group liquidation. We observed a decline in the operating results of the publishing services reporting unit which led management to reduce forecasted sales and profitability for the remainder of 2011 and the discrete periods included in the projections.

As part of such impairment test, we first determined that the fair value of the publishing services reporting unit’s indefinite-lived intangible assets was $11.0 million as of the testing date and, after comparing the fair value to the carrying value of $18.0 million for such assets, we recognized a pre-tax impairment of $7.0 million. We next evaluated the recoverability of the publishing services reporting unit’s amortizable and depreciable long-lived assets by comparing the carrying value of the respective asset group to the estimated undiscounted future cash flows expected to be generated from such assets. Based on the fact that the undiscounted future cash flows of the asset group over its expected remaining useful life exceeded its carrying value, there was no indication of a lack of recoverability of such cash flows and, therefore, no impairment was measured. We then commenced a two-step impairment test of the publishing services reporting unit’s goodwill which had a pre-impairment carrying value of $111.2 million. In Step 1, the carrying value of the reporting unit exceeded its estimated fair value and, therefore, we proceeded to Step 2. In Step 2, the calculation determined that the implied fair value of the reporting unit’s goodwill was $86.3 million and, accordingly, we recognized a pre-tax impairment charge of $24.9 million relating to the carrying value of goodwill.

The fair value of each of the other reporting units tested for impairment exceeded its carrying value by between 35% and 139%. The reported value of goodwill and indefinite-lived intangible assets at the end of 2011 and 2010 totaled approximately $1,244.6 million and $1,277.0 million, respectively.

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

On a consolidated basis, we have established a tax valuation allowance of $14.0 million as of the end of fiscal year 2011 related to foreign tax credit carryforwards, because we believe the tax benefits are not likely to be fully realized. As described in Note 13, Income Taxes, to our consolidated financial statements for the year ended December 31, 2011, we repatriated a total of $4.1 million of earnings from our foreign subsidiaries during fiscal year 2011. Due to our consolidated loss for U.S. income tax purposes as of December 31, 2011, no foreign tax credits were generated or utilized for the 2011 fiscal year.

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

Pension and Other Postretirement Benefits

Jostens sponsors several defined benefit pension plans that cover the majority of its employees and certain employees of Visant. Participation in such plans was closed to employees hired after December 31, 2005, other than for certain union employees. Effective January 1, 2008 and July 1, 2008, respectively, the pension plans covering Jostens’ hourly employees subject to Jostens’ two collective bargaining agreements (“Plan A” and “Plan B”) were closed to new hires. Jostens also provides certain medical and life insurance benefits for eligible retirees. This plan was closed after December 31, 2005, other than for certain union employees and certain employees grandfathered into the plan on the basis of their age and tenure with Jostens as of December 31, 2005. Eligible employees from Lehigh also participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. Effective December 31, 2006, Lehigh closed participation for hourly employees hired after December 31, 2006 (currently there are no active hourly employees in such plan) and froze the plan for salaried and office administrative employees.

Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”) that gives additional credit for years of service as a Jostens’ sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991, calculating the benefits as if such years of service were credited under Jostens’ tax-qualified, non-contributory pension plan for salaried employees (“Plan D”). Benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code, as amended (the “Code”). The Jostens ERISA Excess Plan also pays benefits that would have been provided under Plan D but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the Code. Plan D was merged into the Jostens Pension Plan C (“Plan C”) on December 31, 2008, but the respective plan benefit formulas remain the same following the merger. Plan C was merged into Plan A on December 31, 2011, but the respective plan benefit formulas remain the same following the merger. We also maintain non-contributory, unfunded supplemental retirement plans for certain executive officers.

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

The following is a summary of the three key assumptions that were used in determining 2011 pension expense, along with the impact of a 1% change in each assumed rate. Amounts appearing in parentheses indicate the amount by which annual pension expense would be reduced by a 1% change in the assumed rate. Modification of these assumptions does not impact the funding requirements for the qualified pension plans.

In thousands	Rate	Impact of 1% increase	Impact of 1% decrease
Discount rate (1)	5.75%	$(2,172)	$4,161
Expected return on plan assets (2)	9.00%	$(2,744)	$2,744
Rate of compensation increases (3)	5.50%	$484	$(488)

(1)	A discount rate of 5.75% was used for both the qualified and non-qualified pension plans.
(2)	The expected long-term rate of return on plan assets was 9.00% for Plan A, Plan B and Plan C.
(3)	The average compensation rate was 5.50% for the Jostens salary-related plans.

As of December 31, 2011, we did not expect to have an obligation to contribute to our qualified pension plans in 2012 due to the funded status and credit balances of the plans. Based on current funding levels and expected rate of return, we anticipate beginning to need to make pension cash contributions after 2012. For the fiscal year ended December 31, 2011, we did not make any contributions to our qualified pension plans and contributed $2.5 million and $0.3 million to our non-qualified pension plans and postretirement welfare plans, respectively.

Results of Operations

The following table sets forth selected information derived from our Consolidated Statements of Operations for fiscal years 2011, 2010 and 2009. In the text below, amounts and percentages have been rounded and are based on the amounts in our consolidated financial statements.

	Visant Corporation and Subsidiaries			% Change between 2010 and 2011	% Change between 2009 and 2010
In thousands	2011	2010	2009
Net sales	$1,217,792	$1,240,887	$1,255,325	(1.9%)	(1.2%)
Gross profit	645,181	664,037	666,542	(2.8%)	(0.4%)
% of net sales	53.0%	53.5%	53.1%
Selling and administrative expenses	449,801	461,227	451,303	(2.5%)	2.2%
% of net sales	36.9%	37.2%	36.0%
(Gain) loss on disposal of fixed assets	(910)	269	(1,405)	NM	NM
Special charges	44,413	4,720	14,486	NM	NM
Operating income	151,877	197,821	202,158	(23.2%)	(2.1%)
% of net sales	12.5%	15.9%	16.1%
Interest expense, net	164,136	91,293	55,289	79.8%	65.1%
Loss on repurchase and redemption of debt	—	9,693	—	NM	NM
Provision for income taxes	2,625	40,668	56,209	(93.5%)	(27.6%)
Net (loss) income	(14,884)	56,167	90,660	(126.5%)	(38.0%)
NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our condensed Consolidated Statements of Operations for fiscal years 2011, 2010 and 2009. For additional financial information about our operating segments, see Note 16, Business Segments, to the consolidated financial statements.

	Visant Corporation and Subsidiaries			% Change between 2010 and 2011	% Change between 2009 and 2010
In thousands	2011	2010	2009
Net sales
Scholastic	$474,667	$469,730	$462,718	1.1%	1.5%
Memory Book	362,380	375,866	386,848	(3.6%)	(2.8%)
Marketing and Publishing Services	380,774	395,310	406,032	(3.7%)	(2.6%)
Inter-segment eliminations	(29)	(19)	(273)	NM	NM

	$1,217,792	$1,240,887	$1,255,325	(1.9%)	(1.2%)

Operating income
Scholastic	$34,948	$25,635	$45,529	36.3%	(43.7%)
Memory Book	103,137	116,549	105,767	(11.5%)	10.2%
Marketing and Publishing Services	13,792	55,637	50,862	(75.2%)	9.4%

	$151,877	$197,821	$202,158	(23.2%)	(2.1%)

NM = Not meaningful

Year Ended December 31, 2011 Compared to the Year Ended January 1, 2011

Net Sales.    Consolidated net sales decreased $23.1 million, or 1.9%, to $1,217.8 million for the fiscal year ended December 31, 2011 compared to $1,240.9 million for the prior year comparable period. Included in consolidated net sales for fiscal year 2011 were approximately $15.2 million of incremental sales from acquisitions completed in 2010 and 2011. Excluding the impact of these acquisitions, consolidated net sales decreased $38.3 million for fiscal year 2011 compared to the prior year comparable period, a decline of 3.1%.

Net sales for our Scholastic segment for the fiscal year ended December 31, 2011 increased by $5.0 million, or 1.1%, to $474.7 million compared to $469.7 million for the fiscal year ended January 1, 2011. This increase was primarily attributable to championship jewelry volume as well as higher prices for jewelry products as compared to the comparative period in 2010.

Net sales for our Memory Book segment were $362.4 million for the fiscal year ended December 31, 2011, a decrease of 3.6%, compared to $375.9 million for the fiscal year ended January 1, 2011. This decrease was primarily attributable to lower volume.

Net sales for our Marketing and Publishing Services segment decreased $14.5 million, or 3.7%, to $380.8 million for the fiscal year ended December 31, 2011, compared to $395.3 million for the fiscal year ended January 1, 2011. This decrease was primarily attributable to lower volume in our publishing services and direct mail operations offset by significant organic growth in sampling sales and sales attributed to the acquisition of Color Optics which was completed in April 2011.

Gross Profit.    Consolidated gross profit decreased $18.8 million, or 2.8%, to $645.2 million for the fiscal year ended December 31, 2011 from $664.0 million for the fiscal year ended January 1, 2011. As a percentage of net sales, gross profit margin decreased slightly to 53.0% for fiscal year 2011 from 53.5% for the comparative prior year period. This decrease in gross profit margin was primarily due to a greater portion of total sales coming from lower margin businesses.

Selling and Administrative Expenses.    Selling and administrative expenses decreased $11.4 million, or 2.5%, to $449.8 million for the fiscal year ended December 31, 2011 from $461.2 million for fiscal year 2010. This decrease was mainly due to lower overall commissions and stock-based compensation expense. As a percentage of net sales, selling and administrative expenses were 36.9% for fiscal year 2011 compared to 37.2% for the prior year comparative period.

Special Charges.    For the year ended December 31, 2011, we recorded $7.9 million of restructuring costs and $36.5 million of other special charges. Included in these charges were $35.3 million of costs in the Marketing and Publishing Services segment consisting of $31.9 million of non-cash impairment charges associated with the write-down of goodwill in the amount of $24.9 million and other indefinite-lived intangible assets in the amount of $7.0 million and $1.0 million of severance and related benefit costs and $2.4 million of non-cash asset related impairment charges associated with the closure of our Milwaukee, Wisconsin facility. Special charges in the Memory Book segment included $6.6 million of costs consisting of $4.4 million of severance and related benefit costs associated with reductions in force and approximately $2.2 million of non-cash asset related impairment charges, in each case associated with the consolidation of our Clarksville, Tennessee and State College, Pennsylvania facilities. Special charges in the Scholastic segment included $2.2 million of severance and related benefit costs associated with reductions in force in connection with the consolidation of certain diploma operations. Also included in special charges were $0.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. The associated employee headcount reductions were 242, 137 and 46 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

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

Operating Income.    As a result of the foregoing, our consolidated operating income decreased $45.9 million to $151.9 million for the fiscal year ended December 31, 2011 compared to $197.8 million for the comparable period in 2010. As a percentage of net sales, operating income was 12.5% and 15.9% for the fiscal year ended December 31, 2011 and January 1, 2011, respectively.

Net Interest Expense.    Net interest expense is comprised of the following:

In thousands	2011	2010
Visant Corporation and Subsidiaries:
Interest expense	$149,323	$84,014
Amortization of debt discount, premium and deferred financing costs	14,910	7,437
Interest income	(97)	(158)

Interest expense, net	$164,136	$91,293

Net interest expense increased $72.8 million to $164.1 million for the fiscal year ended December 31, 2011 compared to $91.3 million for the comparative prior year period, primarily due to higher average borrowings and incremental interest charges arising from the Refinancing.

Loss on Repurchase and Redemption of Debt.    During the year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $9.7 million consisting of $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs in connection with the Refinancing.

Provision For Income Taxes.    Our consolidated effective income tax rate was (21.4%) and 42.0% for the fiscal years ended December 31, 2011 and January 1, 2011, respectively. The effective tax rate for 2011 was significantly more unfavorable compared with the rate for 2010 due to the impact of the goodwill write-off in the Marketing and Publishing Services segment as of year end 2011, $23.5 million of which did not provide an income tax benefit. The impact of the unfavorable tax rate effect associated with foreign earnings repatriations was lower in 2011 than in 2010. The impact of changes in the effective tax rate at which we expected deferred tax assets and liabilities to be realized or settled in the future was more favorable in 2011 than in 2010. The change in effective deferred tax rates reflects our 2010 state income tax returns and the effects of certain changes in state tax laws. For 2012, we anticipate a consolidated effective tax rate between 41% and 45% before the impact of any resolution of outstanding income tax audits.

Net (Loss) Income.    As a result of the foregoing, we incurred a net loss for the fiscal year ended December 31, 2011 of $14.9 million compared to net income of $56.2 million for the fiscal year ended January 1, 2011.

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

Selling and Administrative Expenses.    Selling and administrative expenses increased $9.9 million, or 2.2%, to $461.2 million for the fiscal year ended January 1, 2011 from $451.3 million for fiscal year 2009. This increase was mainly due to recognition of stock-based compensation expense and costs associated with the defense and resolution of certain legal proceedings. Excluding the impact of stock-based compensation expense and the costs related to legal proceedings, selling and administrative expenses decreased $10.4 million to 35.3% as a percentage of net sales for the fiscal year ended January 1, 2011 compared to 35.8% for the comparative period in 2009. This decrease was primarily attributable to lower overall commissions due to lower sales in our Memory Book segment and savings resulting from cost reduction initiatives offset somewhat by $5.2 million of incremental costs incurred related to investments in new growth initiatives in our Jostens operations and $4.4 million of incremental costs from acquisitions completed in 2009 and 2010.

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

Net Interest Expense.    Net interest expense is comprised of the following:

In thousands	2010	2009
Visant Corporation and Subsidiaries:
Interest expense	$84,014	$49,608
Amortization of debt discount, premium and deferred financing costs	7,437	5,914
Interest income	(158)	(233)

Interest expense, net	$91,293	$55,289

Net interest expense increased $36.0 million to $91.3 million for the fiscal year ended January 1, 2011 compared to $55.3 million for the comparative prior year period, primarily due to higher average borrowings and incremental interest charges related to the Refinancing.

Loss on Repurchase and Redemption of Debt.    During the year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $9.7 million consisting of $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs in connection with the Refinancing.

Provision For Income Taxes.    Our consolidated effective income tax rate was 42.0% and 38.3% for the fiscal years ended January 1, 2011 and January 2, 2010, respectively. The increase in tax rate was primarily due to the impact of the Refinancing, in particular, the purchase and redemption of the 10.25% senior discount notes due 2013 (the “Senior Discount Notes”) by our indirect parent company, Holdco. Our consolidated results are included in the consolidated federal income tax filing by Holdings, and as a result of the Refinancing, $97.2 million of tax deferred original issue discount became deductible by Holdings in 2010, creating a consolidated U.S. tax loss. The 2010 consolidated tax loss resulted in the loss of the favorable domestic manufacturing deduction and more tax cost associated with repatriating foreign earnings. The impact of state income taxes increased significantly for 2010 because the comparable base amount of earnings decreased from 2009 as a result of Refinancing related costs. The impact of unfavorable tax rates was partially offset by the favorable effect in 2010 of a Canadian tax audit settlement and the favorable effect of the decrease in our state deferred tax rate based on 2009 state tax filings.

Net Income.    As a result of the foregoing, our net income decreased $34.5 million to $56.2 million for the fiscal year ended January 1, 2011 compared to net income of $90.7 million for the fiscal year ended January 2, 2010.

Liquidity and Capital Resources

The following table presents cash flow activity for applicable periods noted below and should be read in conjunction with our Consolidated Statements of Cash Flows. The following presentation is solely with respect to Visant and its subsidiaries and does not reflect disclosure regarding Holdco and its financing activities, which has historically been included for periods prior to the Refinancing. In connection with the Refinancing, all Holdco indebtedness was extinguished and the senior indebtedness was placed at Visant.

In thousands	2011	2010	2009
Net cash provided by operating activities	$122,529	$204,735	$207,090
Net cash used in investing activities	(53,684)	(60,398)	(44,433)
Net cash used in financing activities	(92,527)	(196,957)	(166,968)
Effect of exchange rate changes on cash	(501)	(276)	(197)

Decrease in cash and cash equivalents	$(24,183)	$(52,896)	$(4,508)

Full Fiscal Year 2011

In 2011, cash provided by operating activities was $122.5 million compared with $204.7 million for the comparable prior year period. The decrease in cash from operating activities of $82.2 million was attributable to lower cash earnings, primarily due to increased interest payments arising from the Refinancing.

Net cash used in investing activities for 2011 was $53.7 million compared with $60.4 million for the comparative 2010 period. The $6.7 million change was primarily driven by decreased acquisition activity of $5.2 million, increased proceeds from the sale of property plant and equipment of $6.0 million offset somewhat by increased capital expenditures for purchases of property, plant and equipment of $5.3 million in 2011 versus the comparable 2010 period. Our capital expenditures relating to purchases of property, plant and equipment were $55.5 million and $50.2 million for 2011 and 2010, respectively.

Net cash used in financing activities for 2011 was $92.5 million compared with $197.0 million for the comparable 2010 period. Net cash used in financing activities for 2011 primarily consisted of $76.3 million of long-term debt repayments and $16.6 million related to debt financing costs and related expenses in connection with the Repricing in March 2011. Net cash used in financing activities for 2010 primarily consisted of $654.7 million for the payment of the Distributions described below, offset by an increase of $540.0 million in net borrowings related to the Refinancing. During 2010, we incurred $52.3 million of debt financing costs related to the Refinancing.

On March 1, 2011, Visant announced the completion of the repricing of the Term Loan Credit Facility (the “Repricing”) providing for the incurrence of new term loans in an aggregate principal amount of $1,246.9 million, with the proceeds of the new term loans, together with cash on hand, being used to repay the then existing term B loans outstanding in full. The amended Term Loan Credit Facility provides for an interest rate for each term loan based upon LIBOR or an ABR plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1% of the outstanding principal amount of the Term Loan Credit Facility along with certain other fees and expenses.

In 2011, we entered into the Swap Transactions in an aggregate initial notional principal amount of $600.0 million with respect to our variable rate term loan indebtedness under the Credit Facilities. Each of the Swap Transactions has an effective date of January 3, 2012 and a maturity date of July 5, 2016, and is designed to mitigate the effect of increases in interest rates between the effective date of the Swap Transactions and their maturity or earlier termination.

On December 22, 2011, Visant made an optional prepayment of $60.0 million on its Term Loan Credit Facility.

Full Fiscal Year 2010

In 2010, cash provided by operating activities was $204.7 million compared with $207.1 million for the comparable prior year period. The decrease in cash provided by operating activities of $2.4 million was attributable to an increase in net working capital, primarily due to changes in accounts receivable due to timing of collections year over year, offset primarily by lower cash taxes paid.

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

Net cash used in financing activities for 2010 was $197.0 million compared with $167.0 million for the comparable 2009 period. Net cash used in financing activities for 2010 primarily consisted of $654.7 million for the payment of the Distributions (as described below), offset by an increase in net borrowings related primarily to our borrowings pursuant to the Refinancing. During 2010, we incurred $52.3 million of debt financing costs related to the Refinancing. Net cash used in financing activities for 2009 primarily consisted of a net repayment of short term borrowings of $135.9 million under the revolving credit facilities in existence prior to the Refinancing, a distribution to Holdco of $36.6 million to allow Holdco to pay interest on its then outstanding 8.75% senior notes due 2013 and its Senior Discount Notes as well as to repurchase Class A Common Stock from separated management stockholders and to settle certain outstanding vested stock option awards totaling in the aggregate $9.5 million, offset by an increase in long-term borrowings of $8.3 million related to various capital lease and equipment financing arrangements. During 2009, we incurred $2.8 million of debt financing costs.

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

On September 20, 2010, the Board of Directors of Holdco declared the September 2010 Distribution in the aggregate amount of $517.0 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $82.55 per share, on Holdco’s outstanding common stock. The September 2010 Distribution was paid on September 22, 2010 to stockholders and optionholders of record on September 20, 2010 and was funded from the net proceeds of the Refinancing.

Visant transferred approximately $654.7 million of cash through Visant Secondary to Holdco to allow Holdco to make the February 2010 Distribution and the September 2010 Distribution. The Distributions were reflected in our Consolidated Balance Sheets as a reduction in accumulated earnings and presented in our Consolidated Statement of Cash Flows as a distribution to stockholder.

In connection with the Refinancing, Visant entered into the Credit Facilities. The borrowing capacity under the Revolving Credit Facility can also be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility). The Credit Facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan Credit Facility in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the Term Loan Credit Facility. Amounts borrowed under the Term Loan Credit Facility that are repaid or prepaid may not be reborrowed.

Visant’s obligations under the Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary and all of Visant’s material current and future wholly-owned domestic subsidiaries (the “U.S. Subsidiary Guarantors”). The obligations of Jostens Canada Ltd. (“Jostens Canada”) under the Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary, Visant, the U.S. Subsidiary Guarantors and by any future Canadian subsidiaries of Visant. Visant’s obligations under the Credit Facilities and the guarantees are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary and the U.S. Subsidiary Guarantors. The obligations of Jostens Canada under the Credit Facilities and the guarantees are also secured by substantially all of the tangible and intangible assets of Jostens Canada and any future Canadian subsidiaries of Visant.

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

In connection with the issuance of the Senior Notes as part of the Refinancing, Visant and the U.S. Subsidiary Guarantors entered into an Indenture among Visant, the U.S. Subsidiary Guarantors and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes are guaranteed on a senior unsecured basis by the U.S. Subsidiary Guarantors. Interest on the notes accrues at the rate of 10.00% per annum and is payable semi-annually in arrears on April 1 and October 1 to holders of record on the immediately preceding March 15 and September 15.

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

The Indenture contains restrictive covenants that limit, among other things, the ability of Visant and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock, (ii) pay dividends on or make other distributions or repurchase capital stock or make other restricted payments, (iii) make investments, (iv) limit dividends or other payments by restricted subsidiaries to Visant or other restricted subsidiaries, (v) create liens on pari passu or subordinated indebtedness without securing the notes, (vi) sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Visant’s assets, (vii) enter into certain transactions with affiliates and (viii) designate Visant’s subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations for future payments as of December 31, 2011:

	Payments due by calendar year
In thousands	Total	2012	2013	2014	2015	2016	Thereafter
Notes outstanding	$750,000	$—	$—	$—	$—	$—	$750,000
Term loans	1,174,406	—	—	—	—	1,174,406	—
Operating leases	24,689	6,694	4,695	3,745	3,075	2,956	3,524
Capital leases	6,903	2,707	2,288	1,883	25	—	—
Equipment financing arrangements	6,519	1,872	2,221	1,839	587	—	—
Precious metals forward contracts	25,733	25,733	—	—	—	—	—
Benefit obligations (qualified) (1)	74,092	—	13,354	20,157	18,257	16,456	5,868
Benefit obligations (unqualified) (2)	28,333	2,614	2,734	2,658	2,499	2,446	15,382
Interest expense (3)	774,030	140,436	140,121	139,806	139,491	139,176	75,000
Management agreements (4)	24,045	3,717	3,829	3,944	4,062	4,184	4,309
Contractual capital equipment purchases	5,645	5,645	—	—	—	—	—
Promissory notes to former employees	817	—	336	481	—	—	—
Consulting contract	148	54	42	42	10	—	—

Total contractual cash obligations (5)	$2,895,360	$189,472	$169,620	$174,555	$168,006	$1,339,624	$854,083

(1)	Amounts represent projected future benefit payments for our funded qualified pension plans based on current assumptions. We do not expect to have an obligation to contribute to our funded qualified pension plans in 2012. The estimated amount of our contributions to our funded qualified pension plans beyond 2012 is reflected but will be subject to change based on future asset and liability experience. Actual obligations may differ.
(2)	Amounts represent projected future benefit payments for our unfunded non-qualified pension plans and postretirement welfare plans based on current assumptions.
(3)	Projected interest expense related to the variable rate term loans is based on market rates as of the end of 2011.
(4)	In October 2004, Holdco entered into a management agreement with KKR and DLJMBP III to provide management and advisory services to us. Holdco agreed to pay an annual fee of $3.0 million, effective October 2004, subject to 3% annual increases. Since the agreement does not have an expiration date other than in connection with the Sponsors no longer owning us, the obligation as presented above only reflects one additional year of management fees beyond 2016.
(5)	Our gross unrecognized tax benefit obligation at December 31, 2011 was $16.1 million of which $1.0 million is payable in 2012. It is not presently possible to estimate the years in which part or all of the balance would result in a cash disbursement. Also outstanding as of December 31, 2011 was $11.9 million in the form of letters of credit against the Revolving Credit Facility.

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

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of the annual net sales in this segment during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Based on the seasonality of our cash flow, we traditionally borrow under our Revolving Credit Facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

We have substantial debt service requirements and are highly leveraged. As of December 31, 2011, we had total indebtedness of $1,936.8 million (exclusive of $11.9 million of standby letters of credit outstanding and $19.2 million of original issue discount related to the Term Loan Credit Facility), including $1,174.4 million outstanding under the Term Loan Credit Facility, $750.0 million aggregate principal amount outstanding under the Senior Notes and $12.4 million of outstanding borrowings under capital lease and equipment financing arrangements. Our cash and cash equivalents as of December 31, 2011 totaled $36.0 million. We had no outstanding borrowings under the Revolving Credit Facility as of December 31, 2011 (other than the $11.9 million outstanding in the form of standby letters of credit). As of December 31, 2011, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $163.1 million of available borrowings under the $175.0 million Revolving Credit Facility as of December 31, 2011.

Our liquidity and our ability to fund our capital requirements will depend on the credit markets and our financial condition. The extent of any impact of credit market conditions on our liquidity and ability to fund our capital requirements or to undertake future financings will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. Any refinancing of our debt could be on less favorable terms, including becoming subject to higher interest rates. In addition, the terms of existing or future debt instruments, including the Credit Facilities and the Indenture, may restrict certain of our alternatives. We anticipate that, to the extent additional liquidity is necessary to fund our operations or make additional acquisitions, it would be funded through borrowings under our Revolving Credit Facility, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. The possibility of consummating any such financing will be subject to conditions in the capital markets at such time. We may not be able to obtain this additional liquidity when needed on terms acceptable to us or at all.

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

Off-Balance Sheet Arrangements

Precious Metals Consignment Arrangement

We are party to a precious metals consignment agreement with a major financial institution whereby we currently have the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value of consigned inventory. As required by the terms of the agreement, we do not take title to consigned inventory until payment. Accordingly, we do not include the value of consigned inventory or the corresponding liability in our consolidated financial statements. The value of consigned inventory at December 31, 2011 and January 1, 2011 was $32.1 million and $31.5 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, we incurred expenses for consignment fees related to this facility of $1.1 million for 2011, $0.9 million for 2010 and $0.6 million for 2009. The obligations under the consignment agreement are guaranteed by Visant.

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

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued guidance which expanded the required disclosures about fair value measurements. This guidance requires (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (2) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (3) fair value measurement disclosures for each class of assets and liabilities and (4) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. This guidance became effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which became effective for fiscal years beginning after December 15, 2010. Our adoption of this guidance did not have a material impact on our financial statements.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”) which generally provides a uniform framework for fair value measurements and related disclosures between GAAP and the International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in ASU 2011-04 include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference, (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact and disclosure of this standard but do not expect this standard to have a significant impact, if any, on our financial statements.

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

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”) which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than the carrying amount for such reporting unit, then the two-step goodwill impairment test would be required. Otherwise, further goodwill impairment testing would not be required. Companies are not required to perform the qualitative assessment for any reporting unit in any period and may proceed directly to Step 1 of the goodwill impairment test. A company that validates its conclusion by measuring fair value can resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed with respect to fiscal years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the requirements and impact of this standard but do not expect this standard to have a significant impact, if any, on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-09 (“ASU 2011-09”), which amends ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of ASU 2011-09 is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer’s commitments to the plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. Our adoption of this guidance did not have a material impact on our financial statements.

On December 23, 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”) which defers certain provisions of ASU 2011-05. One provision of ASU 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred under ASU 2011-12 and will be further deliberated by the FASB at a future date. During the deferral period, all entities are required to comply with existing requirements for reclassification adjustments in Accounting Standards Codification 220 (“ASC 220”), Comprehensive Income, which indicates that “[a]n entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements.” The effective date of ASU 2011-12 for public entities is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We are currently evaluating the impact and disclosure of this standard but do not expect this standard to have a significant impact, if any, on our financial statements.

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

Interest Rate Risk

We are subject to market risk associated with changes in LIBOR and other variable interest rates in connection with the Credit Facilities. If short-term interest rates or LIBOR averaged 10% more or less, interest expense would have changed by $0.1 million for 2011, $3.3 million for 2010 and $1.1 million for 2009.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in exchange rates of the currencies in the countries in which we do business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. operations, fluctuations in such rates may affect the translation of these results into our consolidated financial statements. We currently have foreign operations primarily in Canada, Europe and Brazil where substantially all transactions are denominated in Canadian dollars, Euros and Real, respectively. From time to time, Jostens enters into forward foreign currency exchange contracts to hedge certain purchases of inventory denominated in foreign currencies. We may also periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of these hedging activities is to minimize the impact of foreign currency fluctuations on our results of operations and cash flows. We consider our market risk in such activities to be immaterial.

Commodity Price Risk

We are subject to market risk associated with changes in the price of precious metals. To mitigate our commodity price risk, we enter into forward contracts from time to time to purchase gold, platinum and silver, in each case, based upon the estimated quantity needed to satisfy projected customer demand. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on our open precious metal forward purchase contracts. We consider the market rate risk of approximately $4.0 million with respect to such contracts as of the end of 2011 to be immaterial. There was no market risk associated with these contracts at the end of 2010. Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase or decrease in fair value over our aggregate forward contract commitment.

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

Changes in Internal Control Over Financial Reporting

In addition, during the quarter ended December 31, 2011, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business backgrounds of our executive officers and directors as of March 20, 2012.

Name	Age	Position
Marc L. Reisch	56	Chairman, President and Chief Executive Officer
Marie D. Hlavaty	48	Senior Vice President, Chief Legal Officer and Secretary
Paul B. Carousso	43	Senior Vice President, Chief Financial Officer
Timothy M. Larson	38	President and Chief Executive Officer, Jostens
David F. Burgstahler	43	Director
George M.C. Fisher	71	Director
Alexander Navab	46	Director
Tagar C. Olson	34	Director
Charles P. Pieper	65	Director
Susan C. Schnabel	50	Director

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

David F. Burgstahler is President of Avista Capital Partners, a leading private equity firm. Prior to joining Avista Capital Partners in 2005, Mr. Burgstahler was a Partner with DLJ Merchant Banking Partners, the private equity investment arm of Credit Suisse. Mr. Burgstahler joined Credit Suisse in 2000 when it merged with the investment bank Donaldson, Lufkin and Jenrette. Mr. Burgstahler joined Donaldson, Lufkin and Jenrette in 1995. Mr. Burgstahler also serves on the boards of WideOpenWest Holdings, Inc., Armored AutoGroup, INC Research, Navilyst Medical, Inc., Lantheus Medical Imaging and ConvaTec. Mr. Burgstahler is a past member of the boards of BioReliance Corporation and Warner Chilcott plc.

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

Alexander Navab is a Member of KKR. He joined KKR in 1993 and he currently co-heads KKR’s North American private equity business and leads the Media/Communications industry team in the United States. Mr. Navab serves as Co-Chair of the Private Equity Investment Committee, as well as on the Management Committee, of KKR. Prior to joining KKR, Mr. Navab was with James D. Wolfensohn Incorporated, where he was involved in merger and acquisition transactions and corporate finance advisory work. From 1987 to 1989, he was with Goldman, Sachs & Co. in the Investment Banking division. Mr. Navab is also a director of IPREO, The Nielsen Company (formerly VNU Group BV) and Weld North. Mr. Navab is a past member of the board of PanAmSat Corporation.

Tagar C. Olson is a Member of KKR. Prior to joining KKR in 2002, Mr. Olson was with Evercore Partners Inc. since 1999, where he was involved in a number of private equity transactions and mergers and acquisitions. Mr. Olson is also a director of Capmark Financial Group Inc. and First Data Corporation. Mr. Olson is a past member of the board of KSL Holdings.

Charles P. Pieper retired at the end of 2011 as Vice Chairman of Alternative Investments (AI) and Managing Director in the Asset Management division of Credit Suisse, where he was responsible for AI Global Joint Ventures and was a member of the AI Management Committee. Prior to joining Credit Suisse in 2004, Mr. Pieper held senior operating positions in both private industry and private equity, including being President and Chief Executive Officer of several General Electric Company businesses. He was self-employed from January 2003 to April 2004 as the head of Charles Pieper and Associates, an investment and advisory firm, and from March 1997 to December 2002, Mr. Pieper was Operating Partner of Clayton, Dubilier and Rice, a private equity investment firm. He currently serves as a director of Glacier G.P. (the holding company of Grohe AG). Mr. Pieper is a past member of the boards of Mueller Group, Inc., Safilo S.p.A, Wastequip, Advanstar Holdings, Inc., Alliant Foodservice, Inc., U.S. Office Products, Fairchild Dornier Corporation, Italtel Holding S.p.A., North American Van Lines, Dynatech, China Renaissance Capital Investment, Global Infrastructure Partners and Mubadala Infrastructure Partners.

Susan C. Schnabel is a Managing Director of Credit Suisse in the Asset Management division and Co-Head of DLJ Merchant Banking Partners. She is responsible for originating new investments and monitoring existing investments and serves on its Investment Committee. Ms. Schnabel is also a member of the Investment Committee of Hudson Capital, a joint venture formed by Credit Suisse to invest in alternative energy. Ms. Schnabel joined Credit Suisse First Boston in 2000 through the merger with Donaldson, Lufkin & Jenrette, where she was a Managing Director. Ms. Schnabel is also a director of Deffenbaugh Industries, Enduring Resources, Laramie Energy, Luxury Optical Holdings, Neiman Marcus, Specialized Technology Resources Inc. and Summit Gas Resources. Ms. Schnabel is a past member of the boards of DeCrane Aircraft Holdings, DenMat Holdings, Frontier Drilling, Pinnacle Gas, Rockwood Holdings, Target Media Partners and Total Safety Inc.

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

The current members of the Audit Committee are Messrs. Burgstahler (Chairman) and Olson. The Board of Directors has determined that each of the current members qualifies as an “audit committee financial expert” through their relevant work experience as described above. Mr. Burgstahler is President of Avista Capital Partners, and Mr. Olson is a Member of KKR. Neither of the members of the Audit Committee is considered “independent” as defined under the federal securities law. Effective April 1, 2012, the Audit Committee will continue to be comprised of Messrs. Burgstahler and Olson, however Mr. Olson will serve as Chairman.

Compensation Committee

The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation practices and policies for our executive officers and other key employees, as the Committee may determine, to ensure that management’s interests are aligned with the interest of our equity holders. The Committee also reviews and makes recommendations to the Board of Directors with respect to our employee benefits plans, compensation and equity based plans and compensation of directors. The current members of the Compensation Committee are Messrs. Navab (Chairman), Burgstahler and Olson and Ms. Schnabel. Effective April 1, 2012, the Compensation Committee will remain the same, however, Mr. Burgstahler will serve as Chairman.

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

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis describes the material elements, policies and practices with respect to our principal executive officer, principal financial officer and our other two executive officers, which are collectively referred to as the “named executive officers”. This compensation discussion and analysis also describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers. This section should be read in conjunction with the tables and narrative discussion of our executive compensation program that follows this discussion.

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

•

align rewards to measurable performance metrics and to the interest of our stockholders through awards that vest based on compounded growth and are valued based on the per share price of the Class A Common Stock; and

•	compensate our executives to manage our business to achieve long-range objectives and sustainable growth.

Compensation Process

Our Compensation Committee, which comprises four members of our Board of Directors, who serve at the pleasure of our Sponsors, reviews and approves all elements of compensation for our named executive officers. The Compensation Committee meets outside the presence of all of our executive officers to consider appropriate compensation for our CEO, Marc Reisch. The Compensation Committee considers feedback from the Board of Directors, Mr. Reisch and, from time to time, Mr. Reisch’s direct reports, in establishing Mr. Reisch’s compensation and setting objectives for the ensuing year. For all other executive officers, the Committee meets outside the presence of the executive officers other than Mr. Reisch. Mr. Reisch annually reviews executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee. The Compensation Committee has from time to time reviewed market and industry data in setting compensation, and from time to time, we have retained outside compensation consultants to benchmark certain of our executive positions to provide another measure of compensation levels for executive positions within our company to companies with a comparative revenue base to ours. Positions were matched based on title and responsibilities of the position with comparable positions in the market based on similar company revenue size found within the published survey data of leading human resource organizations. We evaluated base salary and short- and long-term compensation information within the survey information. We may from time to time in the future have benchmarking performed to assist us and the Compensation Committee in setting executive compensation.

Base Salary

We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary in order to attract and retain an appropriate caliber of ability, experience and talent for the position and to provide base compensation that is not subject to our performance risk. We establish the base salary for each executive officer based in part in consideration of competitive factors as well as individual factors, such as the individual’s scope of duties, performance and experience and, to a certain extent, the pay of others on the executive team. When establishing the base salary of any executive officer, we have also considered competitive market factors, business demands for certain skills, individual experience and contributions, the roles and responsibilities of the executive, the potential impact the individual may make on our company now and in the future. We generally review base salaries for our named executive officers on an 18-month or longer cycle taking into consideration responsibilities and market factors. Adjustments to base salary take into consideration the foregoing factors, individual performance and expanded duties, as applicable.

Our Compensation Committee sets the salary of our CEO. The Compensation Committee approved an increase in base salary for Mr. Reisch in the amount of $50,000 for each of 2008, 2010 and 2011. Mr. Reisch declined to accept these increases in base salary, however, in light of market conditions. These foregone amounts have been taken into consideration in setting the terms of Mr. Reisch’s severance and incentive compensation opportunities. In accordance with Mr. Reisch’s second amended and restated employment agreement entered into in May 2010, his base salary will not be less than $950,000 during the term of his employment agreement and any renewal term, subject to increase at the sole discretion of our Board of Directors, which is required at least annually to review Mr. Reisch’s base salary.

We entered into an employment agreement with Timothy M. Larson effective as of January 7, 2008, which agreement was amended and restated in October 2011. Under the terms of the employment agreement, the Board of Directors is required at least annually to review Mr. Larson’s base salary. The Compensation Committee approved an increase in the annual base salary for Mr. Larson effective January 1, 2011 in the amount of $50,000, resulting in a current annual base salary of $700,000.

The Compensation Committee approved an increase in Mr. Carousso’s annual base salary from $310,000 to $325,000 as of July 1, 2011 and in Ms. Hlavaty’s annual base salary from $380,000 to $425,000 as of June 6, 2011 taking into account market factors and the timing of last increase.

Annual Performance-Based Cash Incentive Compensation

General. We generally provide the opportunity for our named executive officers and other key employees to earn an annual cash incentive award in order to further align our executives’ compensation opportunity with our annual business and financial goals and the objectives of our stockholders and to motivate our executives’ annual performance. Our annual cash incentives generally link the compensation of participants directly to the accomplishment of specific business metrics, strategic initiatives and other performance targets, which are important indicators of increased stockholder value and reflect our emphasis on financial and operating performance, achievement of strategic goals, long-term value creation and stockholder return. The Compensation Committee may also consider market and other competitive conditions, extraordinary achievements and contributions to strategic and operating initiatives in establishing annual incentive awards.

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

Consolidated and business unit budgets and business plans which contain annual financial and strategic objectives are developed by management and reviewed each year by the Board of Directors, which institutes such changes that are deemed appropriate by the Board of Directors. The budgets and business plans generally set the basis for the annual incentive plan targets and stretch measures. The annual incentive compensation plan targets and other material terms by business unit are presented to the Compensation Committee for review and approval with such modifications deemed appropriate by the Compensation Committee. The specific financial targets, business plan and other initiatives set for our named executive officers are not disclosed because we believe disclosure of this information would cause our company competitive harm and, in certain cases, would indicate material non-public strategic initiatives. The targets are intended to be challenging but achievable. Because these targets are tied to our business plan, it is expected that they will be achieved when they are set at the beginning of the fiscal year. However, there is risk that payments will not be made at all or will be made at less than 100%. This uncertainty ensures that any payments under the plan are truly performance-based.

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

2011 Annual Incentive Opportunity. During 2011, we employed a “balanced scorecard” approach, which included measurement based on EBITDA performance as well as other key strategic or operating deliverables intended to drive operating and financial performance and long-term growth, generally with a threshold EBITDA performance target being required to be met before participants would become eligible to receive payment on any other of the performance targets. The Compensation Committee also considered market and other competitive conditions, extraordinary achievement and contributions that impacted the growth of our business and appreciation of stockholder value in establishing annual incentive payments and other incentive arrangements.

For the 2011 fiscal year, annual cash incentive opportunities for the named executive officers at target are summarized below:

	Target Annual Cash Incentive Award Opportunity
	% of Salary	Amount
Marc L. Reisch	125%	$1,187,500
Paul B. Carousso	55%	$178,750
Marie D. Hlavaty	55%	$233,750
Timothy M. Larson	100%	$700,000

Messrs. Reisch and Carousso and Ms. Hlavaty did not receive payments under the annual incentive plan for fiscal year 2011. The Compensation Committee determined to award Mr. Larson an annual cash incentive amount of $113,218, which is reflected in the Summary Compensation Table and accompanying notes.

2012 Annual Incentive Opportunity. We plan to continue to employ a balanced scorecard approach for 2012, including to drive operating and financial performance, and strategic initiatives, as well as considering market and other competitive conditions, extraordinary achievement and contributions that impact the growth of our business and appreciation of stockholder value in establishing annual incentive payments and other incentive arrangements for 2012.

Other. Our Compensation Committee reserves the right to grant discretionary bonuses from time to time based on individual contribution impacting the business which results in measurable and appreciable return for us and our stockholders.

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

Our named executive officers each made a personal investment in purchasing shares of the Class A Common Stock in connection with the Transactions with his or her own personal funds. In turn, the number of Class A Common Stock options granted was based on a multiple of the respective level of individual investment. In consideration of his services in consummating the Transactions and in connection with entering into an employment agreement with us, Mr. Reisch also received at the consummation of the Transactions a grant of restricted stock as a further long-term incentive opportunity. No additional equity has been awarded to the named executive officers since their original investments, except that Mr. Carousso and Ms. Hlavaty were granted 600 and 1,000 shares, respectively, of restricted Class A Common Stock in 2008, which shares vested in January 2010, and Mr. Larson was granted 7,000 shares of restricted Class A Common Stock in September 2010, which shares will vest on the third anniversary of the grant assuming his continued employment through such date or such earlier date in the event of a change in control transaction or termination of Mr. Larson’s employment by us without cause, by him for good reason or due to his death or permanent disability. The restricted stock is used as a means to recognize significant accomplishments of the recipients and to incentivize each individual’s continued tenure, commitment and performance for us.

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

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. However, to the extent that additional grants have been or will be made by us to other members of management, we intend to limit grants to once per year. We also have issued and may from time to time issue equity to new members of management, including those who come into our employment in connection with the consummation of acquisitions by us. For compensation decisions regarding the grant of equity compensation, our Compensation Committee typically considers the recommendations from our CEO, taking into consideration the potential impact and contributions of the individual, retention considerations and the level of equity of members of management at a similar level.

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

Phantom Equity. We have also used phantom equity under our long-term incentive programs, including without limitation the 2010 LTIP (described below), under which the awards and payments earned under the program are valued based on the fair market value of the Class A Common Stock, ensuring alignment with stockholder appreciation.

Other Long-Term Incentive Awards

2010 LTIP. During the first fiscal quarter of 2010, we implemented long-term phantom share incentive arrangements with certain key employees, including each of Messrs. Reisch, Larson and Carousso and Ms. Hlavaty (the “2010 LTIP”). Under these arrangements, the applicable executive was granted a target award, based on a specified number of phantom share units, half of which was subject to vesting on the basis of performance (and continued employment) and the other half of which vested on the basis of time (and continued employment), regardless of whether the respective performance target(s) was met. The awards were subject to vesting based on meeting certain performance objectives and/or continued employment. The 2010 LTIP awards were settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s awards have vested. The 2010 LTIP arrangements were structured with the primary purposes of incentivizing executive management to remain employed by us and focused on achieving a high level of performance aligned with stockholder appreciation. In addition, the equity incentives that were previously awarded to the named executive officers became fully vested by the end of our fiscal year 2009, and, accordingly, the 2010 LTIP arrangements provided continuity in executive incentives to assure executive tenure, performance and executive compensation tied to performance.

Pursuant to the 2010 LTIP, Mr. Reisch was granted an award of 22,377 units, Mr. Carousso was granted an award of 3,300 units, and Ms. Hlavaty was granted an award of 4,025 units. Mr. Larson was granted an award of 20,885 units. The amounts received by our named executive officers under the 2010 LTIP are further described in the section entitled “—Option Exercises and Stock Vested in 2011”.

2012. The Compensation Committee is considering the structure and terms of long-term incentive arrangements to be implemented in 2012 in light of the expiration of the 2010 LTIP. Any such incentive plan(s) will be designed to continue to advance the key tenets of promoting the long-term financial interests and growth of the Company and our stockholders as well as advancing the Company’s strategic initiatives, by attracting and retaining management, motivating management to achieve long-range and strategic goals and aligning the interests of participants with those of our stockholders.

Pension Benefits

Each of our named executive officers currently participates in the Jostens tax qualified Plan C (which by merger includes those participants who used to participate in Plan D) and a non-qualified supplemental pension plan to compensate for Internal Revenue Service limitations. These benefits are provided as part of the regular retirement program available to eligible employees. We also maintain individual non-contributory, non-qualified, unfunded supplemental retirement plans (“SERPs”) for certain named executive officer participants. Mr. Reisch is entitled to a retirement benefit under the terms of his employment arrangements, and any payment thereunder is net of benefits to which he would otherwise be entitled under any other qualified or non-qualified defined benefit retirement plans. For more detailed information, see the narrative accompanying the “Pension Benefits” table.

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

In October 2004, Holdco entered into an employment agreement with Mr. Reisch with an initial term extending to December 31, 2009. The agreement was amended and restated in May 2010 with a term in effect through December 31, 2010, and automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party to the other. We are highly dependent on the efforts, relationships and skills of Mr. Reisch, and this agreement with Mr. Reisch helps to ensure Mr. Reisch’s availability to us. In January 2008, Jostens entered into an employment agreement with Mr. Larson to help ensure Mr. Larson’s availability to us. This agreement was amended and restated in October 2011. The term of the agreement is in effect until January 7, 2013, with automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party to the other. In connection with the amendment and restatement of his employment agreement, Mr. Larson was paid a special bonus in the amount of $305,000 in March 2012. The terms of the employment agreements with Messrs. Reisch and Larson provide for certain post-termination payments and benefits. We provided these arrangements under the respective agreements to attract and retain Messrs. Reisch and Larson and believe that the post-termination payments and benefits are competitively reasonable and reflect Mr. Reisch’s and Mr. Larson’s value to us. The employment agreements are further described in the section entitled “—Employment Agreements and Arrangements”.

Change in Control Agreements.    In 2007, we and Holdco entered into a change in control severance agreement with each of Paul B. Carousso, Senior Vice President, Chief Financial Officer, and Marie D. Hlavaty, Senior Vice President, Chief Legal Officer and Secretary. The change in control agreements are effective for an initial term which extended to December 31, 2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement, provided that the change in control agreements shall remain in effect for a period of two years following a change in control (as defined in the agreements). The agreements allow for certain payments and benefits upon a change in control as described in “—Termination, Severance and Change of Control Arrangements—Arrangements with Paul B. Carousso and Marie D. Hlavaty”. We provided these arrangements to assure the retention of these officers and in the absence of any other contractual severance arrangements. We believe that the post-termination payments and benefits are competitively reasonable and reflect Mr. Carousso’s and Ms. Hlavaty’s value to us.

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

Our long-term incentive arrangements and equity-based incentive plans and awards are discussed in “—Equity-based Compensation” and “—Equity-based Incentive Plan”, and change in control payments under the plans and awards are discussed and quantified in “—Termination, Severance and Change of Control Arrangements”.

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

Tax Gross-Up

Mr. Reisch’s employment agreement provides for a tax gross-up payment in the event that any amounts or benefits due to him would be subject to excise taxes under Section 280G of the Code. For more detailed information on gross-ups for excise taxes payable to Mr. Reisch, see “—Employment Agreements and Arrangements—Employment Arrangements with Marc L. Reisch—Gross-Up Payments for Excise Taxes”.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee of the Board of Directors

Alexander Navab, Chairman

David F. Burgstahler

Tagar C. Olson

Susan C. Schnabel

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Messrs. Burgstahler, Navab and Olson and Ms. Schnabel. Mr. Navab has been the Chairman of the Committee since May 2011. Mr. Pieper served as a member of the Compensation Committee until May 2011. For a description of the transactions between us and entities affiliated with members of the Compensation Committee, see the transactions described in “Certain Relationships and Related Transactions, and Director Independence”.

Summary Compensation Table

The following table presents compensation information for our fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 paid to or accrued to the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(2)	Unit Awards ($)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($)		Total $ (3)
Marc L. Reisch	2011	$950,000	$—		$—	$—	$—	$320,246	$27,938	(6)	$1,298,184
Chairman, President and Chief Executive Officer	2010	$950,000	$—		$—	(3)	$—	$—	$13,533,844		$14,483,844
	2009	$950,000	$—		$—	$—	$850,000	$543,471	$75,625		$2,419,096

Paul B. Carousso	2011	$317,212	$—		$—	$—	$—	$75,253	$24,500	(7)	$416,965
Senior Vice President, Chief Financial Officer	2010	$301,923	$—		$—	(3)	$—	$61,233	$1,003,411		$1,366,567
	2009	$280,000	$—		$—	$—	$140,000	$45,430	$30,871		$496,301

Marie D. Hlavaty	2011	$405,096	$—		$—	$—	$—	$143,195	$21,600	(8)	$569,891
Senior Vice President, Chief Legal Officer	2010	$380,000	$—		$—	(3)	$—	$90,414	$1,979,822		$2,450,236
	2009	$380,000	$—		$—	$—	$180,000	$86,615	$23,100		$669,715

Timothy M. Larson	2011	$699,037	$305,000	(1)	$—	$—	$113,218	$172,927	$33,215	(9)	$1,323,397
President and Chief Executive Officer, Jostens	2010	$650,000	$—		$1,301,650	(3)	$260,000	$114,320	$2,620,902		$4,946,872
	2009	$650,000	$—		$—	$—	$750,000	$108,956	$33,327		$1,542,283

(1)	Represents a bonus paid to Mr. Larson in connection with the amendment and restatement of his employment agreement in 2011.
(2)	The amount in this column represents the aggregate grant date fair value of the shares of restricted Class A Common Stock computed in accordance with FASB ASC Topic 718. The difference between the aggregate grant date fair value used for FASB ASC Topic 718 and the aggregate grant date fair market value of the Class A Common Stock as established pursuant to the terms of the 2004 Plan and determined by a third party valuation is that the aggregate grant date fair value for purposes of FASB ASC Topic 718 is calculated in accordance with GAAP and the methodology to determine the fair market value under the 2004 Plan does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a description of the valuation. The restricted stock awards were made under the 2004 Plan, which is described under “—Equity-based Compensation”.
(3)	Under the 2010 LTIP, Mr. Reisch was granted an award of 22,377 units, Mr. Carousso was granted an award of 3,300 units, Ms. Hlavaty was granted an award of 4,025 units and Mr. Larson was granted an award of 20,885 units. The per unit grant date fair value of awards under the 2010 LTIP was $213.70, computed in accordance with FASB ASC Topic 718. The amounts paid under these awards are reflected under “—Option Exercises and Stock Vested in 2011”.
(4)	The amounts represent earnings under the annual incentive compensation plan.
(5)	Reflects the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our qualified, non-contributory pension plan, our unfunded supplemental ERISA excess retirement plan and an individual non-contributory unfunded supplemental retirement plan and, in the case of Marc Reisch, the supplemental retirement benefit provided for under his employment arrangements. A negative change of $(151,094) in actuarial present value of Mr. Reisch’s pension benefit occurred in 2010 due to the amendment of Mr. Reisch’s employment agreement in 2010 changing the payment date for Mr. Reisch’s non-contributory unfunded supplemental retirement plan and supplemental retirement benefits. Please refer to the narrative descriptions of our pension plans under the Pension Benefits table. We currently have no deferred compensation plans.
(6)	Includes for 2011: $9,800 representing regular employer matching contributions under our 401(k) plan; $13,680 representing a car allowance; and approximately $4,458 representing, executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits. We make available to Mr. Reisch the company aircraft for occasional personal use. In such cases, Mr. Reisch reimburses us for an amount equal to our incremental cost for such use. The calculation of the incremental cost for personal use of our company aircraft includes only variable costs incurred as a result of such flight activity. Incremental cost does not include fixed costs that are incurred regardless of Mr. Reisch’s use (for example, aircraft insurance, maintenance, storage and flight crew salaries).
(7)	Includes for 2011: $9,800 representing regular employer matching contributions under our 401(k) plan; $10,200 representing a car allowance; and approximately $4,540 representing executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who participates in certain wellness screenings or foregoes certain disability insurance benefits.
(8)	Includes for 2011: $9,800 representing regular employer matching contributions under our 401(k) plan; $10,000 representing a car allowance; and approximately $1,800 representing a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits.

(9)	Includes for 2011: $9,800 representing regular employer matching contributions under our 401(k) plan; $21,600 representing a car allowance; and approximately $1,815 representing, executive medical expenses reimbursed by us, and cash credits offered to any employee who foregoes certain disability insurance benefits.

Grants of Plan-Based Awards in 2011

The following table provides information with regard to the target level of annual cash incentive awards for our named executive officers for performance during 2011.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Target	Maximum
Marc L. Reisch	N/A	$1,187,500	$1,781,250

Paul B. Carousso	N/A	$178,750	$—

Marie D. Hlavaty	N/A	$233,750	$—

Timothy M. Larson	N/A	$700,000	$889,000

(1)	Reflects the target award amounts under our annual incentive compensation plan for our named executive officers assuming 100% bonus accrual. The actual non-equity annual incentive compensation amount earned by each named executive officer, if any, in 2011 is shown in the “Summary Compensation Table” above.

Equity-based Compensation

Our equity-based compensation plans are based on the Class A Common Stock of Holdco.

2003 Plan. The 2003 Plan was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits the grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco and its subsidiaries. As of December 31, 2011, there were 288,648 shares in total available for grant under the 2003 Plan. The currently outstanding options under the 2003 Plan expire in January 2014. The maximum grant to any one person shall not exceed 70,400 shares in the aggregate. We do not currently intend to make any additional grants under the 2003 Plan.

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

As of December 31, 2011, there were 9,375 options vested under the 2003 Plan and no unvested options.

2004 Plan. In connection with the closing of the Transactions, Holdco established the 2004 Plan, which permits the grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The 2004 Plan provides for the issuance of a total of 510,230 shares of Class A Common Stock. As of December 31, 2011, there were 134,350 shares available for grant under the 2004 Plan. The currently outstanding options under the 2004 Plan expire between October 2014 and April 2017. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan since 2005.

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

As of December 31, 2011, there were 274,000 options vested under the 2004 Plan and no unvested options.

Equity-based Incentive Plan

2010 LTIP. During the first fiscal quarter of 2010, we implemented the 2010 LTIP, long-term phantom share incentive arrangements with certain key employees. Under these arrangements, the applicable executive was granted a target award, based on a specified number of phantom share units, half of which was subject to vesting on the basis of performance (and continued employment) and the other half of which vested on the basis of time (and continued employment), regardless of whether the respective performance target(s) was met. The awards were subject to vesting based on meeting certain performance objectives and/or continued employment. 2010 LTIP awards were settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum. We anticipate putting new long-term incentive programs in place for our named executive officers and certain other employees, certain of which may be based on or valued by the Class A Common Stock.

Employment Agreements and Arrangements

Employment Arrangements with Marc L. Reisch

General.    Mr. Reisch’s employment agreement had an initial term ending on December 31, 2009. This agreement was amended and restated in 2010 with a term in effect through December 31, 2010 and is automatically renewable thereafter for one year periods at the end of each renewal term unless either party provides written notice to the contrary, subject to earlier termination of his employment by either Mr. Reisch or by us pursuant to the terms of the agreement. The employment agreement currently contains the following terms, under which Mr. Reisch serves as the Chairman of our Board of Directors and our Chief Executive Officer and President.

Mr. Reisch’s agreement provides for the payment of an annual base salary of $950,000, subject to increase at the sole discretion of Holdco’s Board, which shall review Mr. Reisch’s base salary on at least an annual basis, plus an annual cash bonus opportunity between zero and 187.5% of annual base salary, with a current target bonus opportunity of $1,187,500.

The employment agreement provides for our payment of the premiums on a life insurance policy having a death benefit equal to $10.0 million that will be payable to beneficiaries designated by Mr. Reisch. Mr. Reisch is subject to noncompetition and nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Reisch’s termination of employment. The employment agreement also includes a provision relating to the nondisclosure of confidential information.

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

Under the employment agreement between us and Mr. Reisch, Mr. Reisch’s employment may be terminated by him for good reason. The term “good reason” means:

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

Notwithstanding the foregoing, “good reason” will not be deemed to exist unless Mr. Reisch provides us with written notice setting forth the event or circumstances giving rise to the good reason, and we fail to cure such event or circumstance within 30 days following the date of such notice.

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

Disability or Death. In the event that Mr. Reisch’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18-month period), Mr. Reisch (or his estate, as the case may be) will be entitled to receive, in addition to the amounts described above in connection with a termination by us for cause or by Mr. Reisch without good reason, as applicable, a lump sum payment equal to the prorated (based on the number of days in the applicable fiscal year in which Mr. Reisch was employed) portion of the annual bonus, if any, Mr. Reisch would have been entitled to receive for the year of termination, payable within 15 days after the date of termination.

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

Stock Options. All of Mr. Reisch’s stock options were vested prior to December 31, 2011, and therefore there would be no unvested options subject to acceleration in the event of a change in control.

Code Section 409A. Payments which Mr. Reisch may be entitled to under the employment agreement may be subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any acceleration or additional tax under Section 409A.

Employment Agreement with Timothy M. Larson

General. Jostens entered into an employment agreement with Timothy M. Larson, in January 2008, which was amended and restated in October 2011 on the following terms, under which he serves as the President and Chief Executive Officer of Jostens. Mr. Larson’s employment agreement has an initial term of five years ending on January 7, 2013 (subject to extension for the applicable notice period in the case the agreement is not renewed or extended in respect of the initial term), and is automatically renewable thereafter for one year periods, subject to earlier termination of his employment upon notice by either Mr. Larson or by Jostens pursuant to the terms of the agreement. Mr. Larson’s agreement provides for the payment of an annual base salary of not less than $700,000, subject to increase at the sole discretion of our Board of Directors which shall review Mr. Larson’s base salary on at least an annual basis, plus an annual cash bonus opportunity between zero and 127% of base salary, with a current target bonus opportunity of $700,000. In connection with the amendment and restatement of Mr. Larson’s employment agreement, he was paid a special bonus in the amount of $305,000 in March 2012. Mr. Larson also receives certain executive health benefits and perquisites, including financial counseling services, in an aggregate amount not to exceed $1,500 annually and a monthly car allowance of $1,800. The agreement allows for certain payments and benefits upon termination without cause or for good reason, death, disability and a change in control.

Mr. Larson is subject to noncompetition and nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Larson’s termination of employment. The employment agreement also includes a provision relating to the nondisclosure of confidential information.

Termination by us for Cause or by Mr. Larson without Good Reason. Under the employment agreement between Visant, Jostens and Mr. Larson, termination by us for “cause” may be based on any of the following (as determined by the Chief Executive Officer following consultation with our Board):

•	Mr. Larson’s willful and continued failure to perform his material duties which continues beyond thirty days after a written demand for substantial performance is delivered to Mr. Larson by us;

•	the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates;

•	the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or

•

a material breach by Mr. Larson of the employment agreement, the management stockholder’s agreement, the sale participation agreement or any long term incentive agreement, including engaging in any action in breach of restrictive covenants contained in the employment agreement which continues beyond thirty days after a written demand for substantial performance is delivered by us to Mr. Larson (to the extent that, in our Board’s reasonable judgment, the breach can be cured).

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

Prior to Mr. Larson resigning for good reason, he must provide written notice setting forth the event or circumstance giving rise to good reason and we would then have a period of thirty days to cure such event or circumstance. If we fail to cure such event or occurrence within such period, Mr. Larson may proceed with giving notice of resignation for good reason.

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

Termination by us without Cause or by Mr. Larson for Good Reason. If Mr. Larson is terminated by us without cause (which includes our nonrenewal of the agreement for any additional one-year period, but excludes death or disability) or if he resigns for good reason, he will be entitled to receive, in addition to the amounts and benefits described above in connection with a termination by us for cause or by Mr. Larson without good reason:

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

•

In the case of Mr. Larson’s termination of employment resulting from the non-renewal of the initial term of the employment agreement (without replacement or amendment) upon notice given between March 31, 2012 and October 31, 2012, Mr. Larson would additionally be entitled to exercise his vested stock options through a net settlement exercise (pursuant to which Mr. Larson’s payment of the exercise price and taxes due in connection with the exercise will be paid by shares of stock underlying such options that otherwise would be issued as a result of the exercise, based on the fair market value of the shares at the time) effective the date of termination. The resulting shares of stock will be subject to a hold period of 6 months and 2 days from issuance (the day following the end of the hold period, the “date of repurchase”), at which date we will repurchase the shares at the fair market value of such shares as of the date of repurchase. Any shares of stock owned by Mr. Larson at the date of termination will be valued as of the date of termination based on the fair market value of the Class A Common Stock at the time and such shares tendered by Mr. Larson to us for repurchase. The proceeds of such repurchase will be paid to Mr. Larson in a lump sum on the 30th day following the second anniversary of the date of termination.

Disability or Death. In the event that Mr. Larson’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18-month period), Mr. Larson (or his estate, as the case may be) will be entitled to receive, as applicable, in addition to the amounts described above in connection with a termination by us for cause or by Mr. Larson without good reason, the Pro-Rata Bonus.

Stock Options. All of Mr. Larson’s stock options were vested prior to December 31, 2011, and therefore there would be no unvested options subject to acceleration in the event of a change in control.

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

Outstanding Equity Awards at December 31, 2011

The following table presents the outstanding equity awards held by each named executive officer as of December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Marc L. Reisch	880	—	—	$30.09	1/20/2014	—		$—
	127,466	—	—	$39.07	10/4/2014	—		$—

Paul B. Carousso	9,365	—	—	$39.07	3/17/2015	—		$—

Marie D. Hlavaty	18,730	—	—	$39.07	3/17/2015	—		$—

Timothy M. Larson	2,552	—	—	$30.09	1/20/2014	—		$—
	16,649	—	—	$39.07	12/31/2015	—		$—
	—	—	—	$—		7,000	(3)	$673,400

(1)	Represents options that are vested and exercisable but not yet exercised.
(2)	There is no established public trading market for the Class A Common Stock, and, therefore, the exercise prices listed in this column represent the fair market value of a share of the Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, based on an independent third party valuation, as of the grant date of the option (in each case the original option exercise price was adjusted in April 2006 in connection with the special dividend paid on the Class A Common Stock).
(3)	Represents restricted stock which will vest in full on September 10, 2013 subject to Mr. Larson’s continued service. The stock is subject to accelerated vesting in the event of certain termination of employment events, namely, a termination by us without cause, a termination by the executive with good reason, on the executive’s death or disability, or upon a change in control. The awards were made under our 2004 Plan, which is described under “—Equity-based Compensation” and the accelerated vesting provisions of the stock award are further described under “—Termination, Severance and Change of Control Arrangements”.
(4)	There is no established public trading market for the Class A Common Stock. For purposes of this column, the market value of shares that were not vested as of December 31, 2011 is calculated based on the fair market value of the Class A Common Stock of $96.20 per share as of December 31, 2011, as determined by the Compensation Committee of the Board of Directors under the 2004 Plan based on an independent third party valuation.

Option Exercises and Stock Vested in 2011

Mr. Reisch was paid $4,835,670, Mr. Carousso was paid $713,130, Ms. Hlavaty was paid $869,803 and Mr. Larson was paid $2,096,332, in respect of the 2010 LTIP, in each case in cash. The units awarded to our named executive officers are described in “—Compensation Discussion and Analysis—Other Long-Term Incentive Awards—2010 LTIP”.

Pension Benefits in 2011

The following table presents the present value of accumulated pension benefits as of December 31, 2011.

Pension Benefits

	Jostens Pension Plan (1)			Jostens ERISA Excess Plan			Supplemental Executive Retirement Plan (SERP)			2010 SERP
Name	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($)(2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($)(2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($)(2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($)(2)	Payments During Last Fiscal Year ($)
Marc L. Reisch	7.2	$123,519	$—	7.2	$778,925	$—	7.2	$717,380	$—	N/A	$108,203	$—
Paul B. Carousso	7.2	$60,046	$—	7.2	$38,298	$—	7.2	$171,643	$—	N/A	N/A	N/A
Marie D. Hlavaty	7.2	$85,724	$—	7.2	$105,194	$—	7.2	$311,558	$—	N/A	N/A	N/A
Timothy M. Larson	17.3	$107,874	$—	17.3	$191,013	$—	8.0	$317,252	$—	N/A	N/A	N/A

N/A- Not applicable

(1)	Messrs. Reisch, Carousso, Larson and Ms. Hlavaty participate under the salaried employee pension formula.
(2)	The present value of accumulated benefits is determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements and is net of any benefit to be received under any other qualified or non-qualified retirement plans.

Jostens maintains a tax-qualified, non-contributory pension plan for salaried employees employed on or prior to December 31, 2005. Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”). Benefits earned under the pension plan may exceed the level of benefits that may be paid from a tax-qualified plan under the Code. The Jostens ERISA Excess Plan pays the benefits that would have been provided from the pension plan but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the Code.

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

•

The formula to determine retirement income benefits prior to January 1, 2006 (the grandfathered benefit) was based on a participant’s highest average annual cash compensation (W-2 earnings, excluding certain long term incentives and certain taxable allowances such as moving allowance) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security covered compensation table in effect as of retirement. The grandfathered benefit formula is 0.85% of average annual salary up to Social Security covered compensation plus 1.50% of average annual salary in excess of Social Security covered compensation times years of benefit service (up to 35 maximum). Only those employees age 45 and over with more than 15 years of service as of December 31, 2005 are entitled to earn the grandfathered benefit formula for service after December 31, 2005. None of the named executive officers is eligible for the grandfathered benefit formula for service after December 31, 2005.

•

Effective January 1, 2006, the formula to determine an employee’s retirement income benefits for future service under the plan changed for employees under age 45 with less than 15 years of service as of December 31, 2005 (non-grandfathered participants). Benefits earned under the grandfathered benefit formula prior to January 1, 2006 are retained, and only benefits earned for future years are calculated under the revised formula. The formula for benefits earned after January 1, 2006 for the non-grandfathered participants is based on 1% of a participant’s cash compensation (W-2 compensation) for each year or partial year of benefit service beginning January 1, 2006.

•	The methods of payment upon retirement include, but are not limited to, life annuity, 50%, 75% or 100% joint and survivor annuity and life annuity with ten year certain.

•

There is a cap on the maximum annual salary that can be used to calculate the benefit accrual allowable under the pension plan. Additional salary over the cap is used to calculate the accrued benefit under the Jostens ERISA Excess Plan. No more than $245,000 of salary could be recognized in 2011 under the pension plan, and this limitation will increase periodically as established by the IRS.

We also maintain non-contributory unfunded supplemental retirement plans (SERPs) for the named executive officers. Participants who retire after age 60 with at least seven calendar years of full-time employment service as an executive officer (as defined under the SERP) are eligible for a benefit equal to 1% of his/her base salary in effect at age 60, multiplied by the number of years in full-time employment as an executive officer, not to exceed 30 years. The result of the calculation is divided by 12 to arrive at a monthly benefit payment. Only service after age 30 and before age 60 is recognized under the SERP. If the employee’s employment is terminated for any reason other than death or total disability after reaching age 55 and completing seven years of full-time employment service as an executive officer, but before reaching age 60, the employee shall be entitled to an early retirement benefit in equal monthly installments during his/her remaining lifetime, equal to 1% of the employee’s base salary in effect at termination, multiplied by the employee’s years of full-time employment service, not to exceed 30 years. In the event of a change in control, a participant is deemed to have completed at least seven years of service as an executive officer. The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

On May 17, 2010, Holdco and Jostens also entered into a 2010 supplemental executive retirement plan agreement (the “2010 SERP”) with Mr. Reisch to provide for the vested supplemental retirement benefits originally granted under Mr. Reisch’s employment agreement. The benefits include the provision of certain post-termination medical benefits whereby Mr. Reisch and his eligible dependents are eligible for welfare benefits on equivalent terms as if Mr. Reisch had remained employed (either through continued participation in our medical insurance plans or through the purchase of a medical insurance program solely for the benefit of Mr. Reisch and his dependents). Coverage ends at the earlier of Mr. Reisch reaching age 65 or the date on which Mr. Reisch becomes eligible for comparable coverage from a subsequent employer, and in the case of his death, his then spouse is entitled to receive the post-retirement medical benefits until the date on which Mr. Reisch would, but for his death, have reached age 65.

In addition, Mr. Reisch, or his beneficiaries, are also entitled to payment in a lump sum of a retirement benefit, on the earlier of the date he achieves age 65 or a date that is within 90 days following the date of his death. The benefit is equal to, generally, 10% of the average of Mr. Reisch’s (1) base salary and (2) annual bonuses (excluding any transaction, signing or other non-recurring special bonuses) payable over the five fiscal years ended prior to his termination, plus 2% of such average compensation (prorated for any partial years) earned for each additional year of service accruing after December 31, 2009, less the value of the benefits payable under the other qualified or non-qualified retirement plans.

Mr. Reisch’s supplemental retirement benefits under the 2010 SERP and the SERP maintained for Mr. Reisch were funded under an irrevocable grantor trust on the last day of fiscal year 2010 (with such funding subject to true-up at least annually thereafter and additional funding made to the trust as necessary to maintain the retirement benefit), the assets of which are to be used exclusively to pay benefits under these retirement plans for the benefit of Mr. Reisch. Mr. Reisch is entitled to a lump sum payment of the benefits under the SERP upon the earlier of his reaching age 60 and a date that is within 90 days following the date of his death or disability.

Nonqualified Deferred Compensation for 2011

None of the named executive officers receives any nonqualified deferred compensation.

Termination, Severance and Change of Control Arrangements

Post-termination Payments—Marc L. Reisch. The information below is provided to disclose hypothetical payments to Marc L. Reisch under various termination scenarios, assuming, in each situation, that Mr. Reisch was terminated on December 31, 2011 (and excluding any amounts accrued as of the date of termination, including under the 2010 LTIP). All amounts are stated in gross before taxes and withholding.

Post-Termination Payments

Marc L. Reisch

	Voluntary Termination Without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination With Good Reason or Involuntary Termination Without Cause ($)		Termination in Connection with a Change in Control ($)(7)		Disability ($)	Death ($)
Severance	$—	$4,200,000	(5)	$4,200,000	(8)	$—	$—
Stock Options	(3)	(3)		(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—		$—		$109,325	$995,576	(9)
Continuation of Welfare Benefits	$—	$28,774	(6)	$28,774	(6)	$—	$—
Additional Post-Termination Medical Benefits (2)	$72,300	$72,300		$72,300		$72,300	$49,484
Insurance	(4)	(4)		(4)		(4)	(10)

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan, the SERP and the additional supplemental retirement benefit under the employment arrangements with Mr. Reisch over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	Represents the present value of the additional post-termination retiree medical benefits under Mr. Reisch’s employment arrangements, determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements.
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
(4)	Assumes the $10 million life insurance policy is transferred to Mr. Reisch, with future premiums to be paid by Mr. Reisch.
(5)	Payable in 24 equal monthly installments.
(6)	The table reflects the 2012 monthly premium payable by us for medical, dental and vision benefits in which Mr. Reisch and his dependents participated at January 1, 2012, multiplied by 24 months.
(7)	Subject to certain notice and other requirements, Mr. Reisch would be entitled to an additional payment (a gross-up) in the event it shall be determined that any payment, benefit or distribution (or combination thereof) by us for his benefit (whether paid or payable or distributed or distributable pursuant to the terms of our employment agreement with Mr. Reisch, or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, restricted stock, or the lapse or termination of any restriction on the vesting or exercisability of any of the foregoing) would be subject to the excise tax imposed by Section 4999 of the Code by reason of being “contingent on a change in ownership or control” of us, within the meaning of Section 280G of the Code or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax. The payment would be in an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed with respect to those taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and the excise tax imposed upon the gross-up available to cause the imposition of such taxes to be avoided, Mr. Reisch retains an amount equal to the excise tax (including any interest and penalties) imposed. However, there may be certain statutory exemptions based on our being a privately held company that would avoid the imposition of the excise tax.
(8)	Upon a change in control, the employment agreement (other than certain provisions which survive such a termination of the agreement) will automatically terminate, and Mr. Reisch will be entitled to receive a lump sum payment equal to $4,200,000 in cash. In such case, Mr. Reisch shall also be entitled to receive (1) any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination and (2) so long as such termination is not by us for cause, a lump sum payment equal to the pro-rated portion of the target annual cash bonus that Mr. Reisch may have been eligible to receive in respect of such fiscal year, which would have been $1,187,500 if such termination occurred at December 31, 2011.
(9)	The 2010 SERP provides for a lump sum payment on the earlier of Mr. Reisch reaching age 65 or a date that is within 90 days following his death. The incremental value in this scenario represents the enhancement, in actuarial present value dollar terms, from an immediate commencement of the benefit compared to payment at age 65.
(10)	The proceeds of the life insurance policy would be payable to Mr. Reisch’s beneficiaries.

Post-termination Payments—Timothy M. Larson. The employment agreement with Mr. Larson allows for certain payments and benefits upon termination, death, disability and a change in control as described under “—Employment Agreements and Arrangements—Employment Agreement with Timothy M. Larson”. The information below is provided to disclose hypothetical payments to Timothy M. Larson under various termination scenarios, assuming, in each situation, that Mr. Larson was terminated on December 31, 2011 (and excluding any amounts accrued as of the date of termination, including under the 2010 LTIP and the bonus payable to Mr. Larson in connection with the execution of an amended and restated employment agreement in 2011). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Timothy M. Larson

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)		Termination in Connection with a Change in Control ($)		Disability ($)		Death ($)
Severance	$—	$2,800,000	(5)	$2,800,000	(5)	$—		$—
Annual Incentive	$—	$113,218	(6)	$113,218	(6)	$113,218	(6)	$113,218	(6)
Stock Options	(4)	(4)		(4)		(4)		(4)
Restricted Stock (1)	$—	$673,400		$673,400		$673,400		$673,400
Incremental Pension Benefits (2)	$—	$—		$—		$1,379,941		$928,702	(7)
Continuation of Welfare Benefits (3)	$—	$28,774		$28,774		$—		$—

(1)	Represents $96.20 per share (the fair market value of a share of Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of December 31, 2011 based on an independent third party valuation) multiplied by the number of shares of restricted stock granted to Mr. Larson. Mr. Larson holds 7,000 shares of restricted stock that would vest upon a termination by us without cause, by Mr. Larson with good reason, upon a change in control (whether or not his employment is terminated) or upon his disability or death. If one of the foregoing events had occurred on December 31, 2011, Mr. Larson would have become fully vested in such stock.
(2)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(3)	The table reflects the 2012 monthly premium payable by us for medical, dental and vision benefits in which Mr. Larson and his dependents participated at January 1, 2012, multiplied by 24 months.
(4)	All outstanding options held by the executive are currently vested. In the event of a voluntary termination of employment by the executive without good reason or termination by us for cause, the executive’s ability to exercise vested options will cease immediately upon termination of employment. If termination of the executive’s employment is without cause or by the executive with good reason, then the executive will have 90 days after the date of termination to exercise vested options. We have discretion to terminate the exercisability of options effective on the date that we are merged or consolidated or all or substantially all of our assets or 80% or more of our stock is purchased, or similar corporate transaction occurs, so long as we provide the holder of outstanding options 10 days to exercise the options, make payment to the optionee in respect of termination of the options or provide the optionee with the opportunity to convert the outstanding options into new options or voting securities of the surviving entity. In the event of the executive’s death or disability, an executive’s vested options (i) may be exercised within one year after the date of death or disability and (ii) will be subject to a put, at the option of the executive or the executive’s estate, for purchase at the excess of the fair market value of a share of Class A Common Stock over the respective exercise price.
(5)	Represents payments due to Mr. Larson in connection with a termination without cause or for good reason following a change in control equal the sum of 24 months’ base salary at the rate in effect immediately prior to December 31, 2011 plus two times Mr. Larson’s target bonus for the year of termination, payable in 24 equal monthly installments.
(6)	Payable as a lump sum in connection with a termination without cause or for good reason or in the case of death or disability.
(7)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

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

“Cause” is defined as: the executive’s willful and continued failure to perform his or her material duties which continues beyond ten days after a written demand for substantial performance is delivered to the executive by us; the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates; the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or a material breach by the executive of the change in control agreement or any other agreement, including engaging in any action in breach of restrictive covenants which continues beyond ten days after a written demand to cure the breach is delivered by us to the executive (to the extent that, in our Board’s reasonable judgment, the breach can be cured). “Good reason” is defined as: a reduction in the executive’s base salary or annual incentive compensation (other than a general reduction in base salary that affects all members of our senior management in substantially the same proportion, provided that the executive’s base salary is not reduced by more than 10%); a substantial reduction or adverse change in the executive’s duties and responsibilities; a transfer of the executive’s primary workplace by more than fifty miles outside his or her current workplace; our failure to cause our successor to assume our obligations under the change in control severance agreement; or our failure, or our successor’s failure, to maintain the change in control agreement for a two-year period following a change in control.

The severance payments and benefits under the change in control agreements are in lieu of any other severance benefits except as required by law and include an amount equal to one times the sum of (1) the executive’s then current annual base salary and (2) the higher of (a) an amount equal to the executive’s annual cash bonus at target for the year of termination or (b) an amount equal to the average bonus rate paid to the executive for the two years prior to termination multiplied by the executive’s then current annual base salary, payable over the twelve months following the date of termination (subject to deferral for a period of time under Section 409A of the Internal Revenue Code, as amended, as may be necessary to prevent any accelerated or additional tax under Section 409A). In addition, the executive would be entitled to: a lump sum amount equal to his or her annual target bonus for the year of termination, (if termination is prior to September 30th, the amount shall be pro-rated for the portion of the year the executive was employed), payable at the time payments are otherwise made under the bonus plan; continued coverage under our group health benefits for twelve months (or earlier if otherwise covered by subsequent employer comparable benefits), or if plans are terminated or coverage is not permissible under law, a cash stipend in an equivalent amount to what we would otherwise pay for such executive’s group health continuation; and any other vested and accrued benefits under plans in which he or she participates and unreimbursed business expenses prior to the date of termination. The severance payments and benefits to be paid under the terms of the change in control agreements are subject to the executive entering into a severance agreement, including a general waiver and release of claims against us and our affiliates, and the executive’s continued compliance with the restrictive covenants to which the executives are otherwise bound pursuant to other agreements in place with us.

Stock Options. All of Mr. Carousso’s and Ms. Hlavaty’s stock options were vested prior to December 31, 2011 and therefore there would be no unvested options subject to acceleration in the event of a change in control.

Post-termination Payments—Paul B. Carousso. The information below is provided to disclose hypothetical payments to Paul Carousso under various termination scenarios based on contractual arrangements in place with Mr. Carousso, assuming, in each situation, that Mr. Carousso was terminated on December 31, 2011 (and excluding any amounts accrued as of the date of termination, including under the 2010 LTIP). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Paul B. Carousso

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$503,750	(4)	$—	$—
Annual Incentive	$—	$—	$178,750	(5)	$—	$—
Stock Options	(3)	(3)	(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—	$—		$291,033	$428,607	(6)
Continuation of Health Benefits (2)	$—	$—	$14,784		$—	$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	The table reflects the 2012 monthly COBRA premium payable for group health benefits in which Mr. Carousso and his dependents participated at January 1, 2012, multiplied by 12 months less the then applicable employee contribution.
(3)	All outstanding options held by the executive are currently vested. In the event of a voluntary termination of employment by the executive without good reason or termination by us for cause, the executive’s ability to exercise vested options will cease immediately upon termination of employment. If termination of the executive’s employment is without cause or by the executive with good reason, then the executive will have 90 days after the date of termination to exercise vested options. We have discretion to terminate the exercisability of options effective on the date that we are merged or consolidated or all or substantially all of our assets or 80% or more of our stock is purchased, or similar corporate transaction occurs, so long as we provide the holder of outstanding options 10 days to exercise the options, make payment to the optionee in respect of termination of the options or provide the optionee with the opportunity to convert the outstanding options into new options or voting securities of the surviving entity. In the event of the executive’s death or disability, an executive’s vested options (i) may be exercised within one year after the date of death or disability and (ii) will be subject to a put, at the option of the executive or the executive’s estate, for purchase at the excess of the fair market value of a share of Class A Common Stock over the respective exercise price.
(4)	Payments due to Mr. Carousso in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Mr. Carousso’s annual base salary as of December 31, 2011 and (b) an amount equal to Mr. Carousso’s annual cash bonus at target for the year of termination, payable over 12 months in equal installments in accordance with our normal payroll practices.
(5)	Payable as a lump sum in connection with a termination without cause or for good reason following a change in control.

(6)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability (as defined in the SERP).

Post-termination Payments—Marie D. Hlavaty. The information below is provided to disclose hypothetical payments to Marie Hlavaty under various termination scenarios based on contractual arrangements in place with Ms. Hlavaty, assuming, in each situation, that Ms. Hlavaty was terminated on December 31, 2011 (and excluding any amounts accrued as of the date of termination, including under the 2010 LTIP). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Marie D. Hlavaty

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$658,750	(4)	$—	$—
Annual Incentive	$—	$—	$233,750	(5)	$—	$—
Stock Options	(3)	(3)	(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—	$—		$286,736	$347,524	(6)
Continuation of Health Benefits (2)	$—	$—	$4,535		$—	$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	The table reflects the 2012 monthly COBRA premium payable for group health benefits in which Ms. Hlavaty participated at January 1, 2012, multiplied by 12 months less the then applicable employee contribution.
(3)	All outstanding options held by the executive are currently vested. In the event of a voluntary termination of employment by the executive without good reason or termination by us for cause, the executive’s ability to exercise vested options will cease immediately upon termination of employment. If termination of the executive’s employment is without cause or by the executive with good reason, then the executive will have 90 days after the date of termination to exercise vested options. We have discretion to terminate the exercisability of options effective on the date that we are merged or consolidated or all or substantially all of our assets or 80% or more of our stock is purchased, or similar corporate transaction occurs, so long as we provide the holder of outstanding options 10 days to exercise the options, make payment to the optionee in respect of termination of the options or provide the optionee with the opportunity to convert the outstanding options into new options or voting securities of the surviving entity. In the event of the executive’s death or disability, an executive’s vested options (i) may be exercised within one year after the date of death or disability and (ii) will be subject to a put, at the option of the executive or the executive’s estate, for purchase at the excess of the fair market value of a share of Class A Common Stock over the respective exercise price.
(4)	Payments due to Ms. Hlavaty in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Ms. Hlavaty’s annual base salary as of December 31, 2011 and (b) an amount equal to Ms. Hlavaty’s annual cash bonus at target for the year of termination, payable over 12 months in equal installments in accordance with our normal payroll practices.

(5)	Payable as a lump sum in connection with a termination without cause or for good reason following a change in control.
(6)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to her total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

Director Compensation

Other than George M.C. Fisher, our employee and non-employee directors are not eligible to receive any cash compensation for their service as our directors. Mr. Fisher’s services as a director are not incidental to his engagement by our Sponsors, and he receives an annual fee of $50,000 in cash in consideration of his services. We reimburse all the non-employee directors for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and Board committee meetings.

As of December 31, 2011, the Class A Common Stock options previously granted to our current directors were fully vested and exercisable. Such outstanding options are as follows with respect to the number of underlying shares of Class A Common Stock: each of Messrs. Navab and Olson—2,081 shares; and Messrs. Burgstahler, Pieper and Fisher—3,122 shares. The options expire following the tenth anniversary of the grant date and are generally subject to the other terms of the equity incentive program applicable to other participants, including certain restrictions on transfer and sale. These options were granted at a fair market value of $96.10401 per share (the exercise price was reduced in connection with the dividend paid by Holdco to its stockholders on April 4, 2006, to $39.07 per share).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Visant is wholly owned by Holdco. Our Sponsors hold shares of the Class A Common Stock of Holdco and additionally our equity-based incentive compensation plans are based on the appreciation of the Class A Common Stock of Holdco. Accordingly, the following table sets forth information regarding beneficial ownership of the Class A Common Stock and Holdco’s Class C Common Stock (the “Class C Common Stock”) as of March 20, 2012 by (1) each person we believe owns beneficially more than five percent of Holdco’s outstanding common stock, (2) each of our directors, (3) each of our named executive officers and (4) all directors and current executive officers as a group.

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
(2)

Reflects 2,664,356 shares of Class A Common Stock and one share of Class C Common Stock held by Fusion Acquisition LLC. As the managing member of Fusion Acquisition LLC, KKR Millennium Fund L.P. may be deemed to be the beneficial owner of the securities of Holdco held by Fusion Acquisition LLC. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of the securities of Holdco held by Fusion Acquisition LLC. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC may be deemed to be the beneficial owner of the securities of Holdco held by Fusion Acquisition LLC. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may be deemed to be the beneficial owner of the securities of Holdco held by Fusion Acquisition LLC. As the designated members of KKR Management LLC, each of Henry R. Kravis and George R. Roberts may also be deemed to be the beneficial owner of the securities of Holdco held by Fusion Acquisition LLC. Messrs. Kravis and

Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Each person, other than the record holder, disclaims beneficial ownership of the securities of Holdco held by Fusion Acquisition LLC. Mr. George M.C. Fisher is a director of Holdco and Visant and is a senior advisor of KKR. Messrs. Alexander Navab and Tagar C. Olson are directors of Holdco and Visant and are executives of KKR and/or its affiliates. Messrs. Fisher, Navab and Olson disclaim beneficial ownership of the securities of Holdco held by Fusion Acquisition LLC. The address of the above holders is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.
(3)	The contribution agreement entered into in connection with the Transactions provided that KKR receive one share of the Class C Common Stock, which, together with its shares of the Class A Common Stock, provides KKR with approximately 49.2% of Holdco’s voting interest. Messrs Fisher, Navab and Olson disclaim beneficial ownership of these shares.
(4)	Includes 2,664,357 shares held by DLJMBP III, DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., all of which are private equity funds that form part of Credit Suisse’s Asset Management Division. The address for each of the foregoing is 11 Madison Avenue, New York, New York 10010, except that the address of the three “Offshore Partners” entities is c/o John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles. Ms. Susan C. Schnabel is a director of Holdco and Visant and an employee of Credit Suisse’s Asset Management Division, of which DLJMBP III is a part, and does not have sole or shared voting or dispositive power over shares shown as held by DLJMBP III and related funds, and therefore, does not have beneficial ownership of such shares and disclaims beneficial ownership. The address for Ms. Schnabel is Credit Suisse, 2121 Avenue of the Stars, Suite 3000, Los Angeles, CA 90067. Mr. Charles P. Pieper is a director of Visant and Holdco and former employee of Credit Suisse’s Asset Management Division, of which DLJMBP III is a part, and continues to serve at the request Credit Suisse as a director of Holdco and Visant. Mr. Pieper disclaims beneficial ownership of the shares shown as held by DLJMBP III and related funds. The address for Mr. Pieper is c/o Credit Suisse, 11 Madison Avenue, New York, NY 10010. Mr. Burgstahler, the President of Avista Capital Partners and a former partner of DLJMBP III, was appointed by Credit Suisse to serve as a director of Holdco and Visant. Mr. Burgstahler disclaims beneficial ownership of the shares beneficially owned by DLJMBP III and related funds. The address for Mr. Burgstahler is c/o Avista Capital Partners, 65 East 55th Street, 18th Floor, New York, NY 10022.
(5)	Includes 3,122 shares purchased in connection with Mr. Fisher becoming a director of Visant and Holdco and which are held by the JBW Irrevocable Trust over which Mr. Fisher exercises no investment or voting control. Mr. Fisher disclaims beneficial ownership of these shares. A family trust, of which Mr. Fisher’s wife serves as trustee, also has an indirect interest through a limited partnership in less than one percent (1%) of the Class A Common Stock held by Fusion Acquisition LLC.
(6)	The address for Mr. George Fisher is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.
(7)	The address for Mr. Reisch, Mr. Carousso and Ms. Hlavaty is c/o Visant Holding Corp., 357 Main Street, Armonk, New York 10504. The address for Mr. Larson is c/o Jostens, Inc., 3601 Minnesota Drive, Suite 400 Minneapolis, MN 55435.
(8)	Includes shares underlying stock options, which are all currently exercisable. Mr. Pieper and Mr. Burgstahler have assigned the economic benefit of their respective options to DLJMBP III.
(9)	Includes 46,824 shares held by the Reisch Family LLC, of which Mr. Reisch is a member.
(10)	Includes 7,000 restricted shares granted to Mr. Larson on September 10, 2010, which will vest in full on the third anniversary of the grant assuming Mr. Larson’s continued employment through such date or such earlier date in the event of a change in control transaction or a termination of Mr. Larson’s employment by us without cause, by him for good reason or due to his death or permanent disability. The shares held by Mr. Larson are held by the Larson Trust, of which Mr. Larson is a trustee.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans of Holdco as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Plan	274,000	$45.59	134,350
2003 Plan	9,375	$30.09	288,648
Equity compensation plans not approved by security holders	—	—	—

Total	283,375	$44.93	422,998

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, in October 2004 Holdco entered into the 2004 Stockholders Agreement with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things:

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

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $3.6 million for the year ended December 31, 2011, $3.5 million for the year ended January 1, 2011 and $3.4 million for the year ended January 2, 2010. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, Holdco entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco’s common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. We have retained KKR Capstone from time to time to provide certain of our businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within our businesses. We incurred approximately $1.5 million and $0.4 million in fiscal 2011 and fiscal 2010, respectively, for services provided by KKR Capstone. There were no services rendered or payments made for the year ended January 2, 2010. An affiliate of KKR Capstone has an ownership interest in Holdco.

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

In 2011, we entered into the Swap Transactions with respect to our variable rate term loan indebtedness under the Credit Facilities. The counterparties to the Swap Transactions or their affiliates are parties to the Credit Facilities. Such parties have received (or will receive) customary fees and commissions for such transactions. Credit Suisse International, which is a counterparty to one of the Swap Transactions, is an affiliate of DLJMBP III.

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we avail ourselves of the terms and conditions of the CoreTrust purchasing organization for certain purchases, including our prescription drug benefit program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including Visant, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by us and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

We participate in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between us and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of our board of directors, is a director of First Data. Based on the applicable guidance, we record our portion of the profits from such “collaborative arrangement” as revenue. We are not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data is the “principal participant” in the “collaborative arrangement”. For each of the fiscal years ended December 31, 2011 and January 1, 2011, the amount of revenue that we recognized through this arrangement was not material to our financial statements. We did not recognize any revenue through this arrangement for the year ended January 2, 2010.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant, Holdco, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMBP Funds”) and certain of the DLJMBP Funds’ co-investors entered into a stock purchase and stockholders’ agreement (the “Syndicate Stockholders Agreement”), pursuant to which the DLJMBP Funds sold to the co-investors shares of: (1) the Class A Common Stock, (2) Holdco’s Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) our 8% Senior Redeemable Preferred Stock (which has since been repurchased).

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

Audit Fees

Deloitte & Touche LLP (“D&T”) has been engaged as our independent accountants since February 2005. During 2011, the aggregate audit fees billed to us by D&T were $1.4 million. During 2010, the aggregate audit fees billed to us by D&T were $1.6 million. In 2011, such fees were for integrated audits of our consolidated financial statements and reviews of our quarterly consolidated financial statements. In 2010, such fees were for the integrated audits, including Sarbanes-Oxley internal control requirements, of Holdings’ and for the Company’s annual consolidated financial statements and reviews of our quarterly consolidated financial statements.

Audit-Related Fees

During 2011 and 2010, the audit-related fees billed to us by D&T were less than $0.1 million and $0.5 million, respectively. During 2011, the fees primarily related to accounting services. During 2010, the fees primarily related to debt refinancing costs, acquisition costs and accounting services.

Tax Fees

During 2011 and 2010, the aggregate tax fees billed to us by D&T were $0.7 million and $0.9 million, respectively. These fees related to a variety of tax consulting services primarily related to acquisitions, certain tax planning and compliance matters.

All Other Fees

In 2011 and 2010, no fees were billed for products and services by D&T, other than as set forth above.

Audit Committee

The Audit Committee has the authority to appoint and retain, replace or terminate the independent auditor. The Audit Committee is directly responsible for the appointment, compensation, evaluation, retention and oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work. The Audit Committee has established policies and procedures for the approval or pre-approval of all auditing services and permitted non-audit services (including, without limitation, accounting services related to merger and acquisition transactions and related financing activities) to be performed for us by our independent auditor. The Audit Committee, as permitted by its pre-approval policy, from time to time delegates the approval of certain permitted services or amounts to be incurred for such service to a member of the Audit Committee. The Audit Committee then reviews the delegate’s approval decisions periodically and not less frequently than quarterly. The Audit Committee approved all audit, audit-related and tax services for us performed by D&T in 2011 and 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Financial Statements

(a)	Visant Corporation and subsidiaries

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010

(iii)	Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010

(v)	Consolidated Statements of Changes in Stockholder’s (Deficit) Equity for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010

(b)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1(20)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, VHH Merger, Inc. and Von Hoffmann Holdings Inc.

2.2(8)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, AHC Merger, Inc. and AHC I Acquisition Corp.

2.3(9)	Contribution Agreement, dated as of July 21, 2004, between Visant Holding Corp. (f/k/a Jostens Holding Corp.) and Fusion Acquisition LLC.

2.4(2)	Amendment No. 1 to Contribution Agreement, dated as of September 30, 2004, between Visant Holding Corp. and Fusion Acquisition LLC.

2.5(16)	Stock Purchase Agreement, dated January 2, 2007, among Visant Corporation, Visant Holding Corp. and R.R. Donnelley & Sons Company.

2.6(19)	Agreement and Plan of Merger, dated as of February 11, 2008, by and among Visant Corporation, Coyote Holdco Acquisition Company LLC, Phoenix Color Corp., Louis LaSorsa, as stockholders’ representative and the stockholders signatory thereto.

3.1(2)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.)

3.2(14)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-laws of Visant Holding Corp. (f/k/a Ring Holding Corp.)

3.4(14)	Certificate of Incorporation of Visant Secondary Holdings Corp. (f/k/a Jostens Secondary Holding Corp.).

3.5(14)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.6(14)	By-Laws of Visant Secondary Holding Corp.

3.7(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.)

3.8(14)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.9(4)	By-Laws of Visant Corporation.

3.10(13)	Form of Amended and Restated Articles of Incorporation of Jostens, Inc.

3.11(29)	By-Laws of Jostens, Inc.

3.12(29)	Certificate of Formation of The Lehigh Press LLC.

3.13(29)	Limited Liability Company Agreement of The Lehigh Press LLC.

3.14(6)	Certificate of Amendment of Amended and Restated and Certificate of Incorporation of AKI, Inc. (f/k/a Arcade Marketing, Inc.).

3.15(7)	Amended and Restated By-Laws of AKI, Inc.

3.16(29)	Certificate of Formation of Dixon Direct LLC.

3.17(29)	Limited Liability Company Agreement of Dixon Direct LLC.

3.18(17)	Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of Neff Holding Company.

3.19(17)	By-Laws of Neff Holding Company.

Exhibit No.	Exhibit Description
3.20(17)	Amended Articles of Incorporation of Neff Motivation, Inc.

3.21(17)	Amended Code of Regulations of Neff Motivation, Inc.

3.22(21)	Certificate of Formation of Memory Book Acquisition LLC.

3.23(21)	Limited Liability Company Agreement of Memory Book Acquisition LLC.

3.24(21)	Certificate of Incorporation of PCC Express, Inc.

3.25(21)	By-Laws of PCC Express, Inc.

3.26(21)	Certificate of Incorporation of Phoenix Color Corp. (f/k/a Phoenix Merger Corp.)

3.27(21)	Amended and Restated By-Laws of Phoenix Color Corp.

3.28(21)	Articles of Organization of Phoenix (Md.) Realty, LLC.

3.29(21)	Operating Agreement of Phoenix (Md.) Realty, LLC.

3.30(26)	Articles of Amendment to the Articles of Incorporation and Articles of Incorporation of Rock Creek Athletics, Inc.

3.31(26)	By-Laws of Rock Creek Athletics, Inc.

3.32(32)	Certificate of Incorporation of Color Optics, Inc.

3.33(32)	Bylaws of Color Optics, Inc.

3.34(32)	First Amendment to Limited Liability Company Agreement of The Lehigh Press LLC.

4.1(27)	Indenture, dated September 22, 2010, among Visant Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee.

4.2(27)	Exchange and Registration Rights Agreement, dated September 22, 2010, among Visant Corporation, the guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and KKR Capital Markets LLC.

4.3(2)	Registration Rights Agreement, dated as of October 4, 2004, between Visant Holding Corp. and the Stockholders named therein.

10.1(27)	Credit Agreement, dated as of September 22, 2010, among Visant Corporation, as Borrower, Jostens Canada Ltd., as Canadian Borrower, Visant Secondary Holdings Corp., as Guarantor, Credit Suisse AG, as Administrative Agent, Credit Suisse AG Toronto Branch, as Canadian Administrative Agent, Credit Suisse Securities (USA) LLC, as Joint Lead Arranger and Joint Bookrunner, Goldman Sachs Lending Partners LLC, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Banc of America Securities LLC, Barclays Capital, Deutsche Bank Securities Inc. and KKR Capital Markets LLC, as Co-Arrangers and Joint Bookrunners, Banc of America Securities LLC, Barclays Bank plc, Deutsche Bank AG New York Branch and KKR Capital Markets LLC, as Co-Documentation Agents, and certain other lending institutions from time to time parties thereto.

10.2(10)	Stock Purchase and Stockholders’ Agreement, dated as of September 3, 2003, among Visant Holding Corp., Visant Corporation and the stockholders party thereto.

10.3(12)	Stock Purchase Agreement among Von Hoffmann Corporation, The Lehigh Press, Inc. and the shareholders of The Lehigh Press Inc., dated September 5, 2003.

10.4(11)	Jostens, Inc. Executive Severance Pay Plan-2003 Revision, effective February 26, 2003.*

10.5(5)	Management Stock Incentive Plan established by Jostens, Inc., dated as of May 10, 2000.*

Exhibit No.	Exhibit Description
10.6(1)	Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of January 6, 2005.*

10.7(28)	Second Amended and Restated Employment Agreement, dated as of May 17, 2010, among Visant Holding Corp., Jostens, Inc. and Marc L. Reisch.*

10.8(28)	Marc L. Reisch 2010 Supplemental Executive Retirement Plan, dated May 17, 2010.*

10.9(28)	Marc L. Reisch 2010 Supplemental Executive Retirement Plan Form of Trust Agreement.*

10.10(2)	Management Stockholder’s Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.11(2)	Restricted Stock Award Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.12(2)	Sale Participation Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.13(2)	Stock Option Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.14(1)	Stockholders Agreement, dated as of October 4, 2004, among Visant Holding Corp. and the stockholders named therein.

10.15(2)	Transaction and Monitoring Agreement, dated as of October 4, 2004, between Visant Holding Corp., Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking III, Inc.

10.16(14)	Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of March 14, 2005.*

10.17(14)	Form of Management Stockholder’s Agreement.*

10.18(14)	Form of Sale Participation Agreement.*

10.19(14)	Form of Visant Holding Corp. Stock Option Agreement.*

10.20(14)	Form of Jostens, Inc. Stock Option Agreement.*

10.21(15)	Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated March 22, 2006.*

10.22(11)	Jostens Holding Corp. 2003 Stock Incentive Plan, effective October 30, 2003.*

10.23(25)	Form of Amended and Restated Agreement entered into with respect to Executive Supplemental Retirement Plan.*

10.24(18)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Paul B. Carousso.*

10.25(18)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Marie D. Hlavaty.*

10.26(22)	Amended and Restated Employment Agreement dated as of October 7, 2011 by and among Visant Corporation, Jostens, Inc. and Timothy Larson.*

10.27(24)	Form of Restricted Stock Award Agreement.*

10.28(23)	Form of 2008 Long-Term Incentive Award Letter.*

10.29(26)	Form of 2010 Long-Term Incentive Award Letter.*

10.30(26)	Form of 2010 Jostens, Inc. Long-Term Incentive Award Letter.*

Exhibit No.	Exhibit Description
10.31(26)	Amendment to the Jostens Holding Corp. 2003 Stock Incentive Plan.*

10.32(30)	Amendment No. 1 dated as of March 1, 2011 to the Credit Agreement dated as of September 22, 2010, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holdings Corp., the lending institutions from time to time party thereto, Credit Suisse AG, as Administrative Agent, and Credit Suisse AG, Toronto Branch, as Canadian Administrative Agent.

12.1(32)	Computation of Ratio of Earnings to Fixed Charges.

14.1(31)	Visant Holding Corp. and Subsidiaries Business Conduct and Ethics Principles.

21(32)	Subsidiaries of Visant Holding Corp.

31.1(32)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2(32)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1(32)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2(32)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (v) Notes to the Consolidated Financial Statements, and (vi) Schedule of Valuation and Qualifying Accounts.

(1)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment No. 2 to Form S-4/A (file no. 333-112055), filed on February 14, 2005.
(2)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-4/A (file no. 333-112055), filed on November 12, 2004.
(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.
(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.
(5)	Incorporated by reference to Jostens, Inc.’s Form S-4 (file no. 333-45006), filed on September 1, 2000.
(6)	Incorporated by reference to AKI, Inc.’s Form S-4/A (file no. 333-60989), filed on November 13, 1998.
(7)	Incorporated by reference to AKI, Inc.’s Form S-4 (file no. 333-60989), filed on August 7, 1998.
(8)	Incorporated by reference to AKI, Inc.’s Form 10-K, filed on September 1, 2004.
(9)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on August 17, 2004.
(10)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 28, 2004.
(11)	Incorporated by reference to Jostens, Inc.’s Form 10-K, filed on April 1, 2004.
(12)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q, filed on November 10, 2003.
(13)	Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on November 12, 2003.
(14)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(15)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on March 30, 2006.
(16)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on January 5, 2007.
(17)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-142678), filed on May 7, 2007.
(18)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on May 14, 2007.
(19)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on February 15, 2008.
(20)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q/A, filed on August 12, 2004.

(21)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-151052), filed on May 20, 2008.
(22)	Incorporated by reference to Visant Corporation’s Form 10-Q, filed on November 14, 2011.
(23)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on November 12, 2008.
(24)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-1/A (file no. 333-142680), filed on May 20, 2008.
(25)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2009.
(26)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2010.
(27)	Incorporated by reference to Visant Corporation’s Form 8-K, filed September 27, 2010.
(28)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed May 18, 2010.
(29)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-171061), filed on December 9, 2010.
(30)	Incorporated by reference to Visant Corporation’s Form 8-K, filed March 1, 2011.
(31)	Incorporated by reference to Visant Corporation’s Form 10-K, filed April 1, 2011.
(32)	Filed herewith.
*	Management contract or compensatory plan or arrangement

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISANT CORPORATION

Date: March 21, 2012	/s/ MARC L. REISCH
Marc L. Reisch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signature	Title

Date: March 21, 2012	/s/ MARC L. REISCH Marc L. Reisch	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2012	/s/ PAUL B. CAROUSSO Paul B. Carousso	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 21, 2012	/s/ DAVID F. BURGSTAHLER David F. Burgstahler	Director

Date: March 21, 2012	/s/ GEORGE M.C. FISHER George M.C. Fisher	Director

Date: March 21, 2012	/s/ ALEXANDER NAVAB Alexander Navab	Director

Date: March 21, 2012	/s/ TAGAR C. OLSON Tagar C. Olson	Director

Date: March 21, 2012	/s/ CHARLES P. PIEPER Charles P. Pieper	Director

Date: March 21, 2012	/s/ SUSAN C. SCHNABEL Susan C. Schnabel	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Corporation

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Corporation and subsidiaries (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Corporation and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

New York, New York

March 20, 2012

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	2011	2010	2009
Net sales	$1,217,792	$1,240,887	$1,255,325
Cost of products sold	572,611	576,850	588,783

Gross profit	645,181	664,037	666,542
Selling and administrative expenses	449,801	461,227	451,303
(Gain) loss on disposal of fixed assets	(910)	269	(1,405)
Special charges	44,413	4,720	14,486

Operating income	151,877	197,821	202,158
Interest income	(97)	(158)	(233)
Interest expense	164,233	91,451	55,522
Loss on repurchase and redemption of debt	—	9,693	—

(Loss) income before income taxes	(12,259)	96,835	146,869
Provision for income taxes	2,625	40,668	56,209

Net (loss) income	$(14,884)	$56,167	$90,660

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2011	2010
ASSETS
Cash and cash equivalents	$36,014	$60,197
Accounts receivable, net	112,838	112,240
Inventories	109,290	102,446
Salespersons overdrafts, net of allowance of $12,915 and $11,467, respectively	30,074	30,619
Income tax receivable	2,022	—
Prepaid expenses and other current assets	19,313	18,295
Deferred income taxes	21,896	21,054

Total current assets	331,447	344,851

Property, plant and equipment	501,286	477,746
Less accumulated depreciation	(291,236)	(263,295)

Property, plant and equipment, net	210,050	214,451
Goodwill	983,114	1,008,499
Intangibles, net	448,394	503,809
Deferred financing costs, net	52,486	50,174
Deferred income taxes	2,564	2,690
Other assets	11,533	13,789
Prepaid pension costs	4,906	5,712

Total assets	$2,044,494	$2,143,975

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S (DEFICIT)
Accounts payable	$55,350	$51,728
Accrued employee compensation and related taxes	30,547	30,848
Commissions payable	21,365	21,965
Customer deposits	176,996	183,308
Income taxes payable	29,812	29,277
Interest payable	34,294	37,914
Current portion of long-term debt and capital leases	4,026	16,260
Other accrued liabilities	36,384	32,344

Total current liabilities	388,774	403,644

Long-term debt and capital leases—less current maturities	1,913,579	1,972,469
Deferred income taxes	158,095	181,680
Pension liabilities, net	97,174	53,673
Other noncurrent liabilities	44,851	42,521

Total liabilities	2,602,473	2,653,987

Mezzanine equity	578	145

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at December 31, 2011 and January 1, 2011	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at December 31, 2011 and January 1, 2011	—	—
Additional paid-in-capital	103	54
Accumulated deficit	(495,499)	(480,615)
Accumulated other comprehensive loss	(63,161)	(29,596)

Total stockholder’s deficit	(558,557)	(510,157)

Total liabilities, mezzanine equity and stockholder’s deficit	$2,044,494	$2,143,975

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2011	2010	2009
Net (loss) income	$(14,884)	$56,167	$90,660
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	49,866	46,986	43,999
Amortization of intangible assets	55,780	57,098	57,944
Amortization of debt discount, premium and deferred financing costs	14,910	7,437	5,914
Other amortization	437	496	602
Deferred income taxes	(1,010)	(13,122)	(4,284)
Loss on repurchase and redemption of debt	—	9,693	—
(Gain) loss on disposal of fixed assets	(910)	269	(1,405)
Stock-based compensation	482	198	—
Loss on asset impairments	36,501	198	6,036
Other	5,671	(700)	1,212
Changes in assets and liabilities:
Accounts receivable	988	2,967	26,348
Inventories	(6,365)	1,813	2,969
Salespersons overdrafts	531	(2,063)	(315)
Prepaid expenses and other current assets	4,077	(812)	3,574
Accounts payable and accrued expenses	2,674	(12,891)	(953)
Customer deposits	(6,152)	(1,000)	(956)
Commissions payable	(593)	(59)	(966)
Income taxes payable	(2,234)	27,530	(1,604)
Interest payable	(3,620)	27,456	346
Other operating activities, net	(13,620)	(2,926)	(22,031)

Net cash provided by operating activities	122,529	204,735	207,090

Purchases of property, plant and equipment	(55,525)	(50,223)	(46,138)
Proceeds from sale of property and equipment	6,734	751	3,491
Acquisition of businesses, net of cash acquired	(4,681)	(9,896)	(869)
Additions to intangibles	(212)	(1,039)	(917)
Other investing activities, net	—	9	—

Net cash used in investing activities	(53,684)	(60,398)	(44,433)

Short-term borrowings	83,000	329,400	1,069
Short-term repayments	(83,000)	(329,400)	(137,000)
Repayment of long-term debt and capital lease obligations	(76,297)	(824,198)	(78)
Proceeds from issuance of long-term debt and capital leases	349	1,983,234	8,394
Distribution to stockholder	—	(1,303,731)	(36,569)
Debt financing costs and related expenses	(16,579)	(52,262)	(2,784)

Net cash used in financing activities	(92,527)	(196,957)	(166,968)

Effect of exchange rate changes on cash and cash equivalents	(501)	(276)	(197)

Decrease in cash and cash equivalents	(24,183)	(52,896)	(4,508)
Cash and cash equivalents, beginning of period	60,197	113,093	117,601

Cash and cash equivalents, end of period	$36,014	$60,197	$113,093

Supplemental information:
Interest paid	$152,302	$56,418	$49,124
Income taxes paid, net of refunds	$5,886	$9,868	$33,040

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

			Additional paid-in- capital	Accumulated (deficit) earnings	Accumulated other comprehensive income (loss)	Total
	Common shares
In thousands	Number	Amount
Balance—January 3, 2009	1	$—	$606,749	$106,109	$(25,557)	$687,301

Net income				90,660		90,660
Cumulative translation adjustment					1,078	1,078
Pension and other postretirement benefit adjustments					(2,668)	(2,668)

Comprehensive income						89,070
Distribution to Visant Holding Corp.			(36,569)			(36,569)

Balance—January 2, 2010	1	$—	$570,180	$196,769	$(27,147)	$739,802

Net income				56,167		56,167
Cumulative translation adjustment					(227)	(227)
Pension and other postretirement benefit adjustments					(2,222)	(2,222)

Comprehensive income						53,718
Stock-based compensation			54			54
Dividends to shareholder				(733,551)		(733,551)
Distribution to Visant Holding Corp.			(570,180)			(570,180)

Balance—January 1, 2011	1	$—	$54	$(480,615)	$(29,596)	$(510,157)

Net loss				(14,884)		(14,884)
Cumulative translation adjustment					(1,137)	(1,137)
Change in fair value of derivatives					(3,427)	(3,427)
Pension and other postretirement benefit adjustments					(29,001)	(29,001)

Comprehensive loss						(48,449)
Stock-based compensation			49			49

Balance—December 31, 2011	1	$—	$103	$(495,499)	$(63,161)	$(558,557)

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Visant Holding Corp.’s (“Holdco”) outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. As of December 31, 2011, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of December 31, 2011, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

Basis of Presentation

The consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

Amounts previously reported for “Stock-based compensation” and “Other operating activities, net” within the operating section of the Consolidated Statement of Cash Flows for fiscal year ended January 1, 2011 have been adjusted in order to present separately the amount of stock-based compensation not settled in cash, in “Other operating activities, net”; however, total net cash provided by operating activities was unchanged.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31st and as a result, a 53rd week is added approximately every sixth year. The Company’s 2011 fiscal year ended on December 31, 2011. Fiscal years 2011, 2010 and 2009 consisted of 52 weeks, and the 2008 fiscal year included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, evidenced by an agreement with the respective customer, delivery and acceptance has occurred, collectability is probable and pricing is fixed ordeterminable. Revenue is recognized (1) when products are shipped (if shipped free on board “FOB” shipping point), (2) when products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and the Company has no further performance obligations.

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. For fiscal years ended 2011, 2010 and 2009, the provision for the total net warranty costs was $4.8 million, $5.1 million and $4.9 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs in the accompanying consolidated balance sheets were approximately $0.6 million as of December 31, 2011 and January 1, 2011.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $7.9 million for 2011, $7.8 million for 2010 and $5.5 million for 2009.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in Accumulated Other Comprehensive Loss.

Supplier Concentration

Jostens purchases substantially all precious, semi-precious and synthetic stones from a single supplier located in Germany. Arcade’s products utilize specific grades of paper and foil laminates for which it relies on limited suppliers with whom it does not have written supply agreements in place.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in earnings or other comprehensive income (loss), based on whether the instrument qualifies for and is designated as part of a hedging relationship. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion, if any, of a derivative’s change in fair value is recognized in earnings in the current period. Refer to Note 11, Derivative Financial Instruments and Hedging Activities, for further details.

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. For the years ended December 31, 2011 and January 1, 2011, Visant recognized compensation expense related to stock-based compensation of approximately $7.0 million and $13.4 million, respectively, which was included in selling and administrative expenses. Visant did not recognize any compensation expense related to stock-based compensation for the year ended January 2, 2010. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the balance sheet as of December 31, 2011 and January 1, 2011, respectively.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Years
Buildings and improvements	7 to 40
Machinery and equipment	3 to 12
Capitalized software	2 to 5
Transportation equipment	4 to 10
Furniture and fixtures	3 to 7

Assets acquired under capital leases are depreciated using a straight-line method over the estimated useful life of the asset and are included in depreciation expense.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. The Company is required to test goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and other indefinite-lived intangible assets to reporting units and determining the fair value of each reporting unit.

As part of the annual impairment analysis for each reporting unit, the Company engaged a third-party appraisal firm to assist in the determination of the estimated fair value of each unit. This determination included estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. Where applicable, the Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit.

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2011, at which time the Company recognized aggregate impairment charges of $31.9 million relating to an impairment of goodwill and indefinite-lived intangible assets in its publishing services reporting unit which is included in the Marketing and Publishing Services segment. The impairment charges were primarily attributable to ongoing negative industry-specific factors, including continued constraints in government funding for educational textbook purchasing, the shift towards digital books in the trade book industry and the widespread impact of the Borders Group liquidation. The Company observed a decline in the operating results of the publishing services reporting unit which led management to reduce forecasted sales and profitability for the remainder of 2011 and the discrete periods included in the projections.

As part of such impairment test, the Company first determined that the fair value of the publishing services reporting unit’s indefinite-lived intangible assets was $11.0 million as of the testing date and, after comparing the fair value to the carrying value of $18.0 million for such assets, the Company recognized a pre-tax impairment of $7.0 million. The Company next evaluated the recoverability of the publishing services reporting unit’s amortizable and depreciable long-lived assets by comparing the carrying value of the respective asset group to the estimated undiscounted future cash flows expected to be generated from such assets. Based on the fact that the undiscounted future cash flows of the asset group over its expected remaining useful life exceeded its carrying value, there was no indication of a lack of recoverability of such cash flows and, therefore, no impairment was measured. The Company then commenced a two-step impairment test of the publishing services

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

reporting unit’s goodwill which had a pre-impairment carrying value of $111.2 million. In Step 1, the carrying value of the reporting unit exceeded its estimated fair value and, therefore, the Company proceeded to Step 2. In Step 2, the calculation determined that the implied fair value of the reporting unit’s goodwill was $86.3 million and, accordingly, the Company recognized a pre-tax impairment charge of $24.9 million relating to the carrying value of goodwill.

The fair value of each of the Company’s other reporting units tested for impairment exceeded its carrying value by between 35% and 139%. The reported value of goodwill and indefinite-lived intangible assets at the end of 2011 and 2010 totaled approximately $1,244.6 million and $1,277.0 million, respectively.

Impairment of Long-Lived Assets

An impairment loss on long-lived assets, including intangible assets with finite lives, is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in the evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate used to evaluate potential investments. For the year ended December 31, 2011, the Company recorded approximately $4.6 million of impairment charges in connection with the closure of certain facilities. For fiscal year 2010, long-lived assets with a carrying amount of $0.2 million exceeded the expected cash flows and were written down to their fair value of $0, resulting in an impairment charge of $0.2 million. For fiscal year 2009, the Company recorded approximately $6.0 million of impairment charges mainly in connection with the closures of the Winston-Salem, North Carolina facility, the Pennsauken, New Jersey facility and the Attleboro, Massachusetts facility. Refer to Note 2, Restructuring Activity and Other Special Charges, for further details.

Customer Deposits

Amounts received from customers in the form of cash down payments to purchase goods and services are recorded as a liability until the goods or services are delivered.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense represents the taxes payable for the current period, the changes in deferred taxes during the year, and the effect of changes in tax reserve requirements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Significant judgment is required in determining the Company’s income tax expense. Uncertain tax positions are evaluated under the more likely than not threshold for financial statement recognition and measurement for tax positions taken or expected to be taken in a tax return. The Company reviews its tax positions quarterly and adjusts its tax reserve balances as more information becomes available. Refer to Note 13, Income Taxes, for additional information on the provision for income taxes.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”) which generally provides a uniform framework for fair value measurements and related disclosures between GAAP and the International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in ASU 2011-04 include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference, (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact and disclosure of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”) which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than the carrying amount for such reporting unit, then the two-step goodwill impairment test would be required. Otherwise, further goodwill impairment testing would not be required. Companies are not required to perform the qualitative assessment for any reporting unit in any period and may proceed directly to Step 1 of the goodwill impairment test. A company that validates its conclusion by measuring fair value can resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed with respect to fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the requirements and impact of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-09 (“ASU 2011-09”), which amends ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of ASU 2011-09 is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer’s commitments to the plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On December 23, 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”) which defers certain provisions of ASU 2011-05. One provision of ASU 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred under ASU 2011-12 and will be further deliberated by the FASB at a future date. During the deferral period, all entities are required to comply with existing requirements for reclassification adjustments in Accounting Standards Codification 220 (“ASC 220”), Comprehensive Income, which indicates that “[a]n entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements.” The effective date of ASU 2011-12 for public entities is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company is currently evaluating the impact and disclosure of this standard but does not expect this standard to have a significant impact, if any, on its financial statements.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2.	Restructuring Activity and Other Special Charges

For the year ended December 31, 2011, the Company recorded $7.9 million of restructuring costs and $36.5 million of other special charges. Included in these charges were $35.3 million of costs in the Marketing and Publishing Services segment consisting of $31.9 million of non-cash impairment charges associated with the write-down of goodwill in the amount of $24.9 million and other indefinite-lived intangible assets in the amount of $7.0 million and $1.0 million of severance and related benefit costs and $2.4 million of non-cash asset related impairment charges associated with the closure of its Milwaukee, Wisconsin facility. Special charges in the Memory Book segment included $6.6 million of costs consisting of $4.4 million of severance and related benefit costs associated with reductions in force and approximately $2.2 million of non-cash asset related impairment charges, in each case associated with the consolidation of its Clarksville, Tennessee and State College, Pennsylvania facilities. Special charges in the Scholastic segment included $2.2 million of severance and related benefit costs associated with reductions in force in connection with the consolidation of certain diploma operations. Also included in special charges were $0.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. The associated employee headcount reductions were 242, 137 and 46 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

For the year ended January 1, 2011, the Company recorded $4.5 million of restructuring costs and $0.2 million of other special charges. Included in these charges were $2.4 million and $0.6 million related to cost reduction initiatives in the Scholastic and Memory Book segments, respectively, and $1.7 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.2 million in the aggregate of non-cash asset impairment charges in the Scholastic and Marketing and Publishing Services segments. The associated employee headcount reductions were 181, 16 and 47 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

For the year ended January 2, 2010, the Company recorded $8.5 million of restructuring costs and $6.0 million of other special charges. Restructuring charges included $1.0 million of cost reduction initiatives and severance and related benefits in the Scholastic segment and $4.3 million of severance and related benefits for associated headcount reductions in connection with the closure of the Winston Salem, North Carolina Memory Book facility and certain other reductions in force in the Memory Book segment. Additionally, the Marketing and Publishing Services segment reported $3.2 million of costs related to facility consolidation activity and other reductions in force, which included $2.6 million of severance and related benefits for associated headcount reductions, and $0.6 million of other facility consolidation costs. Other special charges included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $4.1 million of non-cash asset impairment charges in the Memory Book segment related to the closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges. The associated employee headcount reductions related to the above actions were 92,227 and 154 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Restructuring accruals of $2.9 million as of December 31, 2011 and $1.7 million as of January 1, 2011 are included in other accrued liabilities in the consolidated balance sheets. These accruals as of December 31, 2011 included amounts provided for severance and related benefits related to headcount reductions in each segment.

On a cumulative basis through December 31, 2011, the Company incurred $31.8 million of employee severance costs related to the 2009, 2010 and 2011 initiatives, which affected an aggregate of 1,142 employees. Visant paid $28.9 million in cash related to these initiatives as of December 31, 2011.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Changes in the restructuring accruals during fiscal 2011 were as follows:

In thousands	2011 Initiatives	2010 Initiatives	2009 Initiatives	Total
Balance at January 1, 2011	$—	$1,209	$490	$1,699
Restructuring charges	7,831	76	5	7,912
Severance paid	(5,447)	(1,044)	(228)	(6,719)

Balance at December 31, 2011	$2,384	$241	$267	$2,892

The majority of the remaining severance and related benefits associated with the 2011, 2010 and 2009 initiatives are expected to be paid by the end of fiscal 2012.

3.	Acquisitions

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4.	Accumulated Other Comprehensive Loss

The following amounts were included in determining accumulated other comprehensive loss for the years indicated:

In thousands	Foreign currency translation	Pension and other postretirement, benefit adjustments, net of taxes	Change in fair value of derivatives, net of taxes	Accumulated other comprehensive loss

Balance at January 3, 2009	$3,827	$(29,384)	$—	$(25,557)
Fiscal 2009 period change	1,078	(2,668)	—	(1,590)

Balance at January 2, 2010	4,905	(32,052)	—	(27,147)
Fiscal 2010 period change	(227)	(2,222)	—	(2,449)

Balance at January 1, 2011	4,678	(34,274)	—	(29,596)
Fiscal 2011 period change	(1,137)	(29,001)	(3,427)	(33,565)

Balance at December 31, 2011	$3,541	$(63,275)	$(3,427)	$(63,161)

5.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	2011	2010
Trade receivables	$125,198	$124,427
Allowance for doubtful accounts	(5,326)	(5,071)
Allowance for sales returns	(7,034)	(7,116)

Accounts receivable, net	$112,838	$112,240

6.	Inventories

Inventories were comprised of the following:

In thousands	2011	2010
Raw materials and supplies	$48,144	$45,010
Work-in-process	31,685	31,151
Finished goods	29,461	26,285

Inventories	$109,290	$102,446

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at December 31, 2011 and January 1, 2011 was $32.1 million and $31.5 million, respectively. The agreement

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $1.1 million for 2011, $0.9 million for 2010 and $0.6 million for 2009. The obligations under the consignment agreement are guaranteed by Visant.

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

Derivative Financial Instruments

Currently, the Company uses derivative financial arrangements to manage a variety of risk exposures, including interest rate risk associated with its term loan B facility maturing in 2016 (the “Term Loan Credit Facility”). The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Based on an evaluation of the inputs used, the Company has categorized its derivatives within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the instruments at the end of the reporting period.

In thousands	Fair Value Measurements Using			Total Loss
	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3

Interest Rate Swaps included as liabilities	$—	$5,471	$—	$5,471

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. For 2011, assets that were recorded at fair value on a nonrecurring basis were as a result of impairment charges. For the year ended December 31, 2011, the Company recorded approximately $31.9 million of impairment charges on certain indefinite-lived intangible assets as a result of performing its annual impairment analysis. The indefinite-lived assets had a carrying value of approximately $129.2 million and an estimated fair value of $97.3 million, see Note 9, Goodwill and Other Intangible Assets, for further details. The fair value of the indefinite-lived intangible assets was based on level 3 inputs. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2011 on a nonrecurring basis.

In thousands		Fair Value Measurements Using			Total Loss
	Fair Value December 31, 2011	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3
Indefinite-lived intangible assets	$97,345	$—	$—	$97,345	$31,900

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of December 31, 2011. As of December 31, 2011, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”) was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the Senior Notes, with a principal amount of $750.0 million, approximated $688.1 million at such date. As of December 31, 2011, the fair value of the Term Loan Credit Facility was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the Term Loan Credit Facility, with a principal amount of $1,174.4 million, approximated $1,103.9 million at such date.

As of January 1, 2011, the fair value of the Term Loan Credit Facility was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the Term Loan Credit Facility, with a principal amount of $1,246.9 million, approximated $1,262.6 million. As of January 1, 2011, the fair value of the Senior Notes was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the Senior Notes, with a principal amount of $750.0 million, approximated $796.9 million.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	Property, Plant and Equipment

Net property, plant and equipment, which includes capital lease assets, consisted of the following:

In thousands	2011	2010
Land	$12,439	$13,833
Buildings	65,221	65,850
Machinery and equipment	325,952	318,194
Capitalized software	62,376	51,712
Transportation equipment	167	133
Furniture and fixtures	24,222	22,628
Construction in progress	10,909	5,396

Total property, plant and equipment	501,286	477,746
Less accumulated depreciation and amortization	(291,236)	(263,295)

Property, plant and equipment, net	$210,050	$214,451

Depreciation expense was $49.9 million for 2011, $47.0 million for 2010 and $44.0 million for 2009. Amortization related to capitalized software was included in depreciation expense and totaled $6.7 million for 2011, $5.7 million for 2010 and $4.4 million for 2009.

The Company recorded gross machinery and equipment under capital leases totaling $10.9 million and $10.4 million and accumulated depreciation on assets under capital leases of $4.5 million and $2.4 million as of December 31, 2011 and January 1, 2011, respectively.

9.	Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at January 1, 2011	$309,927	$391,614	$306,958	$1,008,499
Goodwill additions during the period	—	—	—	—
Impairment of goodwill	—	—	(24,900)	(24,900)
Currency translation	(49)	(436)	—	(485)

Balance at December 31, 2011	$309,878	$391,178	$282,058	$983,114

Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. The Company is required to test goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and other indefinite-lived intangible assets to reporting units and determining the fair value of each reporting unit.

As part of the annual impairment analysis for each reporting unit, the Company engaged a third-party appraisal firm to assist in the determination of the estimated fair value of each unit. This determination included

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. Where applicable, the Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit.

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2011, at which time the Company recognized aggregate impairment charges of $31.9 million relating to an impairment of goodwill and indefinite-lived intangible assets in its publishing services reporting unit which is included in the Marketing and Publishing Services segment. The impairment charges were primarily attributable to ongoing negative industry-specific factors, including continued constraints in government funding for educational textbook purchasing, the shift towards digital books in the trade book industry and the widespread impact of the Borders Group liquidation. The Company observed a decline in the operating results of the publishing services reporting unit which led management to reduce forecasted sales and profitability for the remainder of 2011 and the discrete periods included in the projections.

As part of such impairment test, the Company first determined that the fair value of the publishing services reporting unit’s indefinite-lived intangible assets was $11.0 million as of the testing date and, after comparing the fair value to the carrying value of $18.0 million for such assets, the Company recognized a pre-tax impairment of $7.0 million. The Company next evaluated the recoverability of the publishing services reporting unit’s amortizable and depreciable long-lived assets by comparing the carrying value of the respective asset group to the estimated undiscounted future cash flows expected to be generated from such assets. Based on the fact that the undiscounted future cash flows of the asset group over its expected remaining useful life exceeded its carrying value, there was no indication of a lack of recoverability of such cash flows and, therefore, no impairment was measured. The Company then commenced a two-step impairment test of the publishing services reporting unit’s goodwill which had a pre-impairment carrying value of $111.2 million. In Step 1, the carrying value of the reporting unit exceeded its estimated fair value and, therefore, the Company proceeded to Step 2. In Step 2, the calculation determined that the implied fair value of the reporting unit’s goodwill was $86.3 million and, accordingly, the Company recognized a pre-tax impairment charge of $24.9 million relating to the carrying value of goodwill.

The fair value of each of the Company’s other reporting units tested for impairment exceeded its carrying value by between 35% and 139%.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Other Intangible Assets

Information regarding other intangible assets as of December 31, 2011 and January 1, 2011 is as follows:

		2011			2010
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

School relationships	10 years	$330,000	$(278,161)	$51,839	$330,000	$(245,287)	$84,713
Internally developed software	2 to 5 years	9,800	(9,800)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	12,692	(11,670)	1,022	20,380	(18,573)	1,807
Customer relationships	4 to 40 years	158,339	(48,811)	109,528	161,135	(39,123)	122,012
Trademarks (definite lived)	20 years	471	(32)	439	489	(16)	473
Restrictive covenants	3 to 10 years	55,459	(31,373)	24,086	55,125	(28,801)	26,324

		566,761	(379,847)	186,914	576,929	(341,600)	235,329
Trademarks	Indefinite	261,480	—	261,480	268,480	—	268,480

		$828,241	$(379,847)	$448,394	$845,409	$(341,600)	$503,809

Amortization expense related to other intangible assets was $55.8 million for 2011, $57.1 million for 2010 and $57.9 million for 2009. For 2011, approximately $17.5 million of fully amortized patented/unpatented technology, customer relationships and restrictive covenants were written off.

Based on the intangible assets in service as of December 31, 2011, estimated amortization expense for each of the five succeeding fiscal years is $53.0 million for 2012, $35.0 million for 2013, $14.2 million for 2014, $13.5 million for 2015 and $11.7 million for 2016.

10.	Debt

As of the end of 2011 and 2010, debt obligations consisted of the following:

In thousands	2011	2010
Senior secured term loan facilities, net of original issue discount of $19.2 million:
Term Loan B, variable rate, 5.25% at December 31, 2011 and 7.00% at January 1, 2011 with quarterly interest payments, principal due and payable at maturity—December 2016	$1,155,212	$1,223,162
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $37.5 million in April and October, principal due and payable at maturity—October 2017	750,000	750,000

	1,905,212	1,973,162
Equipment financing arrangements	6,055	7,270
Capital lease obligations	6,338	8,297

Total debt	$1,917,605	$1,988,729

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Maturities of debt obligations, excluding original issue discount of $19.2 million, as of the end of 2011 are as follows:

In thousands
Visant:
2012	$4,026
2013	4,167
2014	3,594
2015	606
2016	1,174,406
Thereafter	750,000

Total debt	$1,936,799

Senior Secured Credit Facilities

In connection with the refinancing consummated by Visant on September 22, 2010 (the “Refinancing”), Visant entered into senior secured credit facilities, among Visant, as borrower, Jostens Canada, as Canadian borrower, Visant Secondary Holdings Corp. (“Visant Secondary”), as guarantor, the lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse AG, Toronto Branch, as Canadian administrative agent, for the Term Loan Credit Facility and a revolving credit facility expiring in 2015 consisting of a $165.0 million U.S. revolving credit facility available to Visant and its subsidiaries and a $10.0 million Canadian revolving credit facility available to Jostens Canada (the “Revolving Credit Facility” and together with the Term Loan Credit Facility, the “Credit Facilities”). The borrowing capacity under the Revolving Credit Facility can also be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility). On March 1, 2011, Visant announced the completion of the repricing of the Term Loan Credit Facility (the “Repricing”). The amended Term Loan Credit Facility provides for an interest rate for each term loan based upon LIBOR or an alternative base rate (“ABR”) plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1% of the outstanding principal amount of the Term Loan Credit Facility along with certain other fees and expenses. The Credit Facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan Credit Facility in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the Term Loan Credit Facility. Amounts borrowed under the Term Loan Credit Facility that are repaid or prepaid may not be reborrowed. On December 22, 2011, Visant made an optional prepayment of $60.0 million on its Term Loan Credit Facility.

Visant’s obligations under the Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary and all of Visant’s material current and future wholly-owned domestic subsidiaries (the “U.S. Subsidiary Guarantors”). The obligations of Jostens Canada under the Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary, Visant, the U.S. Subsidiary Guarantors and by any future Canadian subsidiaries of Visant. Visant’s obligations under the Credit Facilities and the guarantees are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary and the U.S. Subsidiary Guarantors. The obligations of Jostens Canada under the Credit Facilities and the guarantees are also secured by substantially all of the tangible and intangible assets of Jostens Canada and any future Canadian subsidiaries of Visant.

The Credit Facilities require that Visant not exceed a maximum total leverage ratio, that it meet a minimum interest coverage ratio and that it abide by a maximum capital expenditure limitation. In addition, the Credit

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2011, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.0%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of December 31, 2011, there was $11.9 million outstanding in the form of letters of credit, leaving $163.1 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

The annualized weighted average interest rates on short term borrowings under the Company’s respective revolving credit facilities were 7.5%, 6.9% and 2.3% for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

Senior Notes

In connection with the issuance of the Senior Notes as part of the Refinancing, Visant and the U.S. Subsidiary Guarantors entered into an Indenture among Visant, the U.S. Subsidiary Guarantors and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes are guaranteed on a senior unsecured basis by the U.S. Subsidiary Guarantors. Interest on the notes accrues at the rate of 10.00% per annum and is payable semi-annually in arrears on April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15.

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

The Indenture contains restrictive covenants that limit, among other things, the ability of Visant and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock, (ii) pay dividends on or make other distributions or repurchase capital stock or make other restricted payments, (iii) make investments, (iv) limit dividends or other payments by restricted subsidiaries to Visant or other restricted subsidiaries, (v) create liens on pari passu or subordinated indebtedness without securing the notes, (vi) sell certain assets or

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

merge with or into other companies or otherwise dispose of all or substantially all of Visant’s assets, (vii) enter into certain transactions with affiliates and (viii) designate Visant’s subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

11.	Derivative Financial Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2011, the Company had three outstanding interest rate derivatives with an effective date of January 3, 2012, at which time the interest rate derivatives had an outstanding notional amount of $600.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of December 31, 2011 there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal year 2012, the Company estimates that $3.7 million will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2011, the Company did not have any derivatives outstanding that are not designated as hedges. As of January 1, 2011, the Company had foreign currency forward contracts not designated as hedges, with an aggregate notional value of $0.3 million. The fair value of foreign currency forward contracts was determined to be Level 2 under the fair value hierarchy and was valued using market exchange rates.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011:

In thousands	Classification in the Consolidated Balance Sheets	2011	2010
Asset Derivatives:
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$32

Total		$—	$32

Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$3,705	$—
Interest rate swaps	Other noncurrent liabilities	1,766	—

Total		$5,471	$—

In thousands	Amount of loss recognized in Other Comprehensive Income on derivatives (effective portion)
Loss on Derivatives in Cash Flow Hedging Relationships	2011	2010	2009
Interest rate swaps	$(5,471)	$—	$—

	$(5,471)	$—	$—

The tables below present the effect of the Company’s derivative financial instruments on its Consolidated Statements of Operations for the twelve months ended December 31, 2011, January 1, 2011 and January 2, 2010:

In thousands
Gain on Derivatives Not Designated as Hedges	Classification in Consolidated Statement Of Operations	2011	2010	2009
Foreign currency forward contracts	Selling, general and administrative expenses	$—	$32	$—

		$—	$—	$—

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of December 31, 2011, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.7 million. As of December 31, 2011, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at their termination value of $5.7 million.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12.	Commitments and Contingencies

Leases

Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $7.3 million for 2011, $6.4 million for 2010 and $7.5 million for 2009. Future minimum lease payments under the leases are as follows:

In thousands	Operating Leases	Capital Leases
2012	$6,694	$2,707
2013	4,695	2,288
2014	3,745	1,883
2015	3,075	25
2016	2,956	—
Thereafter	3,524	—

Total minimum lease payments	$24,689	$6,903

Less interest expense	—	(565)

Capital lease obligations	$—	$6,338

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company enters into forward contracts from time to time to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $25.7 million outstanding as of December 31, 2011 with delivery dates occurring through 2012. The forward purchase contracts are considered normal purchases and therefore not subject to the requirements of derivative accounting. As of the end of 2011, the fair market value of open precious metal forward contracts was $24.1 million based on quoted future prices for each contract.

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

Legal Proceedings

The Company is party from time to time to litigation arising in the ordinary course of business. This litigation may include actions related to petitions for reorganization under the U.S. bankruptcy laws filed by customers or others resulting in claims against the Company for the return of certain pre-petition payments that may be deemed preferential. The Company regularly analyzes current information and, as necessary, provides accruals for probable and estimable liabilities on the eventual disposition of these matters. The Company does not believe that the disposition of these matters will have a material adverse effect on its business, financial condition and results of operations.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13.	Income Taxes

Visant and its subsidiaries are included in the consolidated federal income tax filing of its indirect parent company, Holdco, and its consolidated subsidiaries. The Company determines and allocates its income tax provision under the separate-return method except for the effects of certain provisions of the U.S. tax code which are accounted for on a consolidated group basis. Income tax amounts payable or receivable among members of the controlled group are settled based on the filing of income tax returns and the cash requirements of the respective members of the consolidated group.

The U.S. and foreign components of income before income taxes and the provision for income taxes for the Company consist of:

In thousands	2011	2010	2009
Domestic	$(22,134)	$90,259	$140,618
Foreign	9,875	6,576	6,251

Income before income taxes	$(12,259)	$96,835	$146,869

Federal	$(76)	$31,220	$51,651
State	2,128	7,852	12,044
Foreign	1,748	1,874	1,203

Total current income taxes	3,800	40,946	64,898
Deferred	(1,175)	(278)	(8,689)

Provision for income taxes	$2,625	$40,668	$56,209

The Company’s consolidated effective income tax rate was (21.4%), 42.0% and 38.3% for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively. The effective tax rate for 2011 was significantly more unfavorable compared with the rate for 2010 due to the impact of a goodwill write-off, in the Marketing and Publishing Services segment as of year end 2011, $23.5 million of which did not provide an income tax benefit. The impact of the unfavorable tax rate effect associated with foreign earnings repatriations was lower in the 2011 than in 2010. The impact of changes in the effective tax rate at which the Company expects deferred tax assets and liabilities to be realized or settled in the future was more favorable in 2011 than in 2010. The change in effective deferred tax rates was required to reflect the Company’s 2010 state income tax returns and to reflect the effects of certain changes in state tax laws.

The effective income tax rate for 2010 was greater than the rate for 2009 due primarily to the impact of the Refinancing, in particular, the repurchase and redemption of $247.2 million of 10.25% senior discount notes due 2013 (the “Senior Discount Notes”) by the Company’s indirect parent company, Holdco. The redemption by Holdco of $97.2 million of tax deferred original issue discount created a Holdco level consolidated tax loss for 2010 resulting in the loss of the favorable domestic manufacturing deduction and more tax cost associated with repatriating foreign earnings.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes for financial reporting purposes is as follows:

In thousands	2011		2010		2009
Federal tax at statutory rate	$(4,291)	35.0%	$33,892	35.0%	$51,404	35.0%
State tax, net of federal tax benefit	260	(2.1%)	5,631	5.8%	6,980	4.7%
State deferred tax rate change, net of federal effect	(1,323)	10.8%	(567)	(0.6%)	833	0.6%
Foreign tax credits generated, net	—	—	296	0.3%	(2,205)	(1.5%)
Foreign earnings repatriation, net	1,534	(12.5%)	2,108	2.2%	2,947	2.0%
Goodwill writeoff	8,216	(67.0%)	—	—	—	—
Domestic manufacturing deduction	—	—	—	—	(1,619)	(1.1%)
Decrease in deferred tax valuation allowance	—	—	(296)	(0.3%)	(380)	(0.2%)
Foreign tax rate differences	(522)	4.2%	(12)	0.0%	(142)	(0.1%)
Other differences, net	(1,249)	10.2%	(384)	(0.4%)	(1,609)	(1.1%)

Provision for income taxes	$2,625	(21.4%)	$40,668	42.0%	$56,209	38.3%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

In thousands	2011	2010
Basis difference on property, plant and equipment	$(39,951)	$(33,872)
Capitalized software development costs	(5,999)	(4,889)
Pension benefits	—	(7,952)
Basis difference on financing arrangements	(18,353)	—
Basis difference on intangible assets	(161,685)	(184,618)
Other	(3,221)	(3,455)

Deferred tax liabilities	(229,209)	(234,786)

Reserves for accounts receivable and salespersons overdrafts	9,842	9,098
Reserves for employee benefits	18,665	22,920
Other reserves not recognized for tax purposes	5,968	4,966
Foreign tax credit carryforwards	14,055	14,055
Net operating loss and state tax credit carryforwards	23,030	13,560
Basis difference on pension liabilities	25,969	16,721
Other	12,100	9,585

Deferred tax assets	109,629	90,905
Valuation allowance	(14,055)	(14,055)

Deferred tax assets, net	95,574	76,850

Net deferred tax liability	$(133,635)	$(157,936)

For 2011 and 2010, the Company has provided a valuation allowance for the entire amount of its deferred tax asset for foreign tax credit carryforwards because the related tax benefit may not be realized. Foreign tax credit carryforwards totaled $14.0 million for 2011 of which $11.4 million expire in 2012 and the remaining $2.6 million expire in years 2013 through 2019.

During 2011, the Company repatriated $4.1 million of earnings from its foreign subsidiaries. The Company does not provide for deferred taxes on undistributed earnings of foreign subsidiaries because such earnings are

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

reinvested indefinitely, and it is not practicable to estimate the amount of tax that may be payable upon any such distribution. Undistributed earnings indefinitely reinvested as working capital totaled $9.5 million at December 31, 2011 and included the earnings of Arcade’s subsidiary in Brazil.

The Company’s deferred tax assets include $23.0 million of tax attribute carryforwards, $16.9 million of which are classified as noncurrent. As described in Note 3, Acquisitions, the Company acquired the stock of Color Optics during 2011. Included as part of the related purchase price allocation, the Company’s acquired net operating loss was $4.3 million and expires in years from 2021 through 2024. During 2010, the Company acquired the common shares of Intergold, which was amalgamated with Jostens’ Canadian subsidiary in 2010. At December 31, 2011, the remaining Canadian net operating carryforward was $9.9 million with $0.3 million expiring in 2012 and the remaining $9.6 million expiring in years 2023 through 2030. During 2008, the Company through a merger acquired the shares of Phoenix Color Corp. (“Phoenix Color”). At December 31, 2011, the remaining acquired net operating loss carryforward for Phoenix Color was $27.4 million and expires in years 2019 through 2027. During 2011, the Company incurred a U.S. federal taxable loss of approximately $18.6 million due largely to the effects of favorable tax depreciation rates and the tax effects of the Repricing. State tax credit carryforwards and the net tax benefit of state net operating loss carryforwards totaled approximately $2.2 million at the end of 2011. The Company has not provided any valuation allowance on deferred tax assets for tax attribute carryforwards because it is more likely than not that the entire balance will be realized.

In connection with the Refinancing, Holdco repurchased and redeemed its Senior Discount Notes. The Senior Discount Notes had significant original issue discount (“OID”) and were considered applicable high yield discount obligations because the yield to maturity of the notes exceeded the sum of the applicable federal rate in effect for the month the notes were issued and five percentage points. As a result of the Refinancing, Holdco was allowed a deduction for $97.2 million of previously tax deferred OID.

Holdco recorded a deferred tax asset for $30.8 million for $83.3 million of federal and related state net operating losses incurred in 2010 as a result of the Refinancing. The Company anticipates that substantially all of the operating losses generated in 2010 and 2011 will be realized in 2012 and 2013.

Included in results of operations for fiscal years 2011, 2010 and 2009 were net income tax (benefit) expense accruals for unrecognized tax benefits of ($0.4 million), less than $0.1 million and $0.3 million, respectively. Also included in the Company’s income tax provision for fiscal years ended 2011, 2010 and 2009 were interest accruals for unrecognized tax benefits of less than $0.1 million, $0.5 million and $0.3 million, respectively. The tax benefit recorded for 2011 and the reduced interest accrual for 2011 compared with 2010 resulted from remeasurement of tax reserves provided in connection with the Transactions in 2004 based on Internal Revenue Service (“IRS”) guidance issued in July 2011 as well as tax and interest benefit recognition in connection with the lapse of certain state statutes of limitation.

At December 31, 2011 and January 1, 2011, the Company’s gross unrecognized tax benefit liability was $19.5 million and $20.4 million, respectively, and included interest and penalty accruals of $3.4 million and $3.3 million, respectively. Substantially all of the liability was included in noncurrent liabilities. The Company’s net unrecognized tax benefits that, if recognized, would affect the effective tax rate were $9.4 million including net interest and penalty accruals of $3.4 million at December 31, 2011.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The reconciliation of the total gross amount recorded for unrecognized tax benefits for the Company is as follows:

In thousands	2011	2010	2009
Balance at beginning of period	$17,104	$17,645	$13,659
Gross increases—tax positions in prior periods	—	445	230
Gross decreases—tax positions in prior periods	(1,286)	(370)	(321)
Gross increases—current period tax positions	674	368	4,807
Settlements—(payments) refunds	3	(242)	(85)
Lapse of statute of limitations	(354)	(742)	(645)

Balance at end of period	$16,141	$17,104	$17,645

Holdco’s income tax filings for 2005 to 2010 are subject to examination in the U.S federal tax jurisdiction. During 2009, the Company agreed to certain audit adjustments in connection with the IRS examination of Holdco’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in certain state jurisdictions and in France for the 2005 to 2010 periods, none of which was individually material. During 2009, the Company filed a notice of objection with the Canadian Revenue Agency (“CRA”) in connection with the CRA’s reassessment of tax years 1996 and 1997 for issues related to transfer pricing. During 2010, the Company was notified that the CRA withdrew its original assessment for both tax periods. As a result, a net income tax benefit of $0.8 million was included in 2010 results of operations for assessments of Canadian tax and interest previously paid. The CRA examination of the Company’s Canadian income tax filings for 2007 and 2008 was concluded in 2011 without adjustment. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.9 million.

President Obama’s administration has proposed significant changes to U.S. tax laws for U.S. corporations doing business outside the United States, including a proposal to defer certain tax deductions allocable to non-U.S. earnings until those earnings are repatriated. It is unclear whether the proposed tax changes will be enacted or, if enacted, what the ultimate scope of the changes will be. If tax changes are enacted as currently proposed, the Company does not believe that there will be a material adverse tax effect because the Company’s repatriation practice is to distribute substantially all of its non-U.S. earnings on an annual basis.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Effective December 31, 2005, the pension plans were closed to newly hired nonunion employees. Pension benefits for current salaried nonunion employees were modified to provide a percentage of career average earnings, rather than final average earnings for service after January 1, 2006 except for certain grandfathered employees who met specified age and service requirements as of December 31, 2005. Effective July 1, 2008 and January 1, 2008, the pension plans covering Jostens’ employees covered under respective collective bargaining agreements were closed.

Jostens also provides certain medical benefits for eligible retirees, including their spouses and dependents. Generally, the postretirement benefits require contributions from retirees. Effective January 1, 2006, the retiree medical plan was closed other than for certain union employees and certain employees grandfathered into the plan on the basis of their age and tenure with Jostens as of December 31, 2005. Prescription drug coverage for Medicare eligible retirees was also eliminated from the program as of January 1, 2006 in connection with coverage under Medicare Part D. Visant is obligated for certain post-retirement benefits under the employment agreement with its Chief Executive Officer.

Eligible employees from Lehigh participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. The plan provides benefits based on years of service and final average compensation. Effective December 31, 2006, the pension plan was closed to hourly nonunion employees hired after December 31, 2006 (currently there are no active hourly employees in such plan), and benefit accruals were frozen for all salaried and office administrative nonunion employees.

In addition, Lehigh maintains an unfunded supplemental retirement plan (SERP) for certain key executives of Lehigh. This SERP no longer has any active participants accruing benefits under it. Lehigh and Arcade also contribute to multi-employer pension plans for certain employees covered by collective bargaining agreements. Contribution amounts are determined by the respective collective bargaining agreement subject to escalation, and the Company does not administer or control the funds in any way.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during fiscal 2011 and 2010 as well as the funded status and amounts recognized in the balance sheets as of December 31, 2011 and January 1, 2011, for all defined benefit plans combined and retiree welfare plans. The information presented for the 2011 plan year and 2010 plan year is based on a measurement date of December 31, 2011 and January 1, 2011, respectively. Furthermore, the Jostens plans represent 87% of the aggregate benefit obligation and 91% of the aggregate plan assets as of the end of fiscal 2011, with benefits for Lehigh representing 13% of the liability and 9% of the assets for the same period.

	Pension benefits		Postretirement benefits
In thousands	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation, beginning of period	$318,509	$298,844	$1,756	$1,872
Service cost	4,932	4,996	6	7
Interest cost	17,830	17,454	101	104
Plan amendments	—	(594)	—	—
Actuarial gain (loss)	17,748	13,791	(20)	95
Benefit payments and administrative expenses	(16,706)	(15,982)	(832)	(795)
Plan participants’ contributions	—	—	487	473
Other adjustments: curtailment	(47)	—	—	—

Benefit obligation, end of period	$342,266	$318,509	$1,498	$1,756

Change in plan assets
Fair value of plan assets, beginning of period	$269,809	$247,501	$—	$—
Actual return on plan assets	(6,609)	36,063	—	—
Company contributions	2,456	2,227	345	322
Benefit payments and administrative expenses	(16,706)	(15,982)	(832)	(795)
Plan participants’ contributions	—	—	487	473

Fair value of plan assets, end of period	$248,950	$269,809	$—	$—

Funded status—End of Period
Funded status, over-funded plans	$4,906	$5,712	$—	$—
Funded status, under-funded plans	(98,222)	(54,412)	(1,498)	(1,756)

Net funded status	$(93,316)	$(48,700)	$(1,498)	$(1,756)

Amounts recognized in the balance sheets
Non-current assets	$4,906	$5,712	$—	$—
Current liabilities	(2,337)	(2,238)	(211)	(257)
Non-current liabilities	(95,885)	(52,174)	(1,287)	(1,499)

Net pension amounts recognized on Consolidated balance sheets	$(93,316)	$(48,700)	$(1,498)	$(1,756)

Amounts in Accumulated Other Comprehensive Loss (Income)
Net loss	$107,681	$61,014	$398	$447
Prior service credits	(2,183)	(2,983)	(1,643)	(1,920)

Other comprehensive income – total	$105,498	$58,031	$(1,245)	$(1,473)

Amortization expense expected to be recognized during next fiscal year
Net loss	$6,113	$2,334	$26	$30
Prior service credits	(844)	(834)	(277)	(277)

Total amortizations	$5,269	$1,500	$(251)	$(247)

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During 2011, the discount rate assumption changed from 5.75% to 5.39% for the pension plans and from 5.75% to 4.47% for the postretirement plans, which resulted in an increase in liability. Asset returns in 2011 were below the assumed return and salary increases were lower than expected. The plans’ experience resulted in a net loss for 2011.

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $337.1 million and $310.7 million at the end of 2011 and 2010, respectively. The ABO differs from the projected benefit obligation shown in the table in that it includes no assumption about future compensation levels.

Non-qualified retirement benefits, included in the tables above, with obligations in excess of plan assets were as follows:

In thousands	2011	2010
Projected benefit obligation	$30,843	$29,718
Accumulated benefit obligation	$29,903	$28,178
Fair value of plan assets	$—	$—

In total, the qualified pension plans have a projected benefit obligation in excess of the fair value of plan assets as of year-end 2011.

Net periodic benefit income of the pension and other postretirement benefit plans included the following components:

	Pension benefits
In thousands	2011	2010
Service cost	$4,932	$4,996
Interest cost	17,830	17,454
Expected return on plan assets	(24,692)	(25,473)
Amortization of prior year service cost	(834)	(744)
Amortization of net actuarial loss	2,334	37
Other adjustment: curtailment	34	—

Net periodic benefit income	$(396)	$(3,730)

	Postretirement benefits
In thousands	2011	2010
Service cost	$6	$7
Interest cost	101	104
Amortization of prior year service cost	(277)	(277)
Amortization of net actuarial loss	29	18

Net periodic benefit income	$(141)	$(148)

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Assumptions

Weighted-average assumptions used to determine end-of-year benefit obligations are as follows:

	Pension benefits		Postretirement benefits
	2011	2010	2011	2010
Discount rate:
Jostens	5.39%	5.75%	4.47%	5.75%
Lehigh	5.39%	5.75%	N/A	N/A
Rate of compensation increase:
Jostens	3.45%	5.50%	N/A	N/A
Lehigh	N/A	2.50%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension benefits		Postretirement benefits
	2011	2010	2011	2010
Discount rate:
Jostens	5.75%	6.00%	5.75%	6.00%
Lehigh	5.75%	6.00%	N/A	N/A
Expected long-term rate of return on plan assets:
Jostens	9.00%	9.00%/9.25%	N/A	N/A
Lehigh	9.00%	9.25%	N/A	N/A
Rate of compensation increase:
Jostens	5.50%	5.50%	N/A	N/A
Lehigh	N/A	N/A	N/A	N/A

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with a proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Assumed health care cost trend rates are as follows:

	Postretirement benefits
	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2014

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Assumed health care cost trend rates have some effect on the amounts reported for health care plans. For 2011, a one percentage point change in the assumed health care cost trend rates would have had the following effects:

In thousands	Impact of 1% Increase	Impact of 1% Decrease
Effect on total of service and interest cost components	$5	$(5)
Effect on postretirement benefit obligation	$82	$(74)

Plan Assets

The weighted-average asset allocations for the pension plans as of the measurement dates of December 31, 2011 and January 1, 2011, by asset category, are as follows:

Asset Category	2011	2010
Equity securities	69.6%	70.2%
Debt securities	20.4%	29.8%
Other	10.0%	0.0%

Total	100%	100%

Since 2007, the Company’s pension plans have been managed by SEI, a portfolio manager. A total return investment approach is employed under which a mix of equities, fixed income and other investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of investments within each category. Furthermore, equity investments are diversified across U.S. and non-U.S. securities.

The fair values of the defined benefit assets at December 31, 2011, by asset class are as follows:

In thousands	Fair Value December 31, 2011	Fair Value Measurements Using
		Quoted Prices in Active Market for Identical Assets Level 1 (11)	Significant Other Observable Input Level 2 (11)	Significant Unobservable Inputs Level 3 (11)
Equity Securities
Large Cap Disciplined (1)	$90,237	$90,237	$—	$—
Small/ Mid Cap (2)	24,850	24,850	—	—
Intl/ World Equity (3)	58,280	58,280	—	—
Debt Securities
High Yield Bond Fund (5)	38,212	38,212	—	—
Emerging Markets Debt (6)	12,517	12,517	—	—
Alternatives
Structured Credit (7)	24,854	—	—	24,854

Total	$248,950	$224,096	$—	$24,854

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The fair values of the defined benefit assets at January 1, 2011, by asset class are as follows:

In thousands	Fair Value January 1, 2011	Fair Value Measurements Using
		Quoted Prices in Active Market for Identical Assets Level 1 (11)	Significant Other Observable Input Level 2 (11)	Significant Unobservable Inputs Level 3 (11)
Equity Securities
Large Cap Disciplined (1)	$96,005	$96,005	$—	$—
Small/ Mid Cap (2)	26,573	26,573	—	—
Intl/ World Equity (3)	64,515	64,515	—	—
Collective Fund (8)	2,273	2,273	—	—
Debt Securities
Long Duration Fund (4)	67	67	—	—
High Yield Bond Fund (5)	21,572	21,572	—	—
Emerging Markets Debt (6)	13,384	13,384	—	—
Enhanced Libor (9)	45,454	45,454	—	—
Core Fixed Income (10)	7	7	—	—
Cash	(41)	(41)	—	—

Total	$269,809	$269,809	$—	$—

(1)	The fund invests in equity securities of large companies and in portfolio strategies designed to correlate to a portfolio composed of large-cap equity securities. The value is based on quoted prices in active markets.
(2)	The fund invests in equity securities of small-to-mid cap companies. The value is based on quoted prices in active markets.
(3)	The fund invests primarily in common stock and other equity securities located outside the United States. The value is based on quoted prices in active markets.
(4)	The fund invests in other fixed-income securities, including U.S. agency, corporate and structured securities. The value is based on quoted prices in active markets.
(5)	The fund invests at least 80% of its net assets in high-yield fixed-income securities. The fund will invest primarily in fixed-income securities below investment grade, including corporate bonds and debentures, convertible and preferred securities and zero-coupon obligation. The value is based on quoted prices in active markets.
(6)	The fund invests at least 80% of its net assets in fixed-income securities and emerging market issuers. The fund will invest primarily in U.S. dollar-denominated debt securities of government, government-related and corporate issuers in emerging-market countries, as well as entities organized to restructure the outstanding debt of such issuers. The value is based on quoted prices in active markets.
(7)	The fund is an alternative investment and invests primarily in collateralized debt obligations (“CDOs”) and other structured credit vehicles.
(8)	The fund was an escrow account that invested in a money market position that became available after the fund financials as of March 31, 2011 were complete.
(9)	The fund invests primarily in a diversified portfolio of investment-grade and non-investment grade fixed income securities, which may be fixed-, variable- or floating-rate obligations with no restrictions on maturity. The average portfolio duration of the fund will typically vary between zero and two years.
(10)	The fund invests in fixed-income funds which seek to provide current income consistent with the preservation of capital.
(11)	Refer to Note 7, Fair Value Measurements, for definitions of the three levels of fair value measurements.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following number represents a rollforward of the hedge funds of funds and the structured credit fund:

In thousands	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Hedge Funds of Funds and Structured Credit Fund
Beginning balance as of January 2, 2010	$23,380
Actual return on plan assets	(656)
Purchase, sales and settlements	(22,724)
Transfers in/out of Level 3	—

Ending balance as of January 1, 2011	$—

Actual return on plan assets	153
Purchase, sales and settlements	24,700
Transfers in/out of Level 3	—

Ending balance as of December 31, 2011	$24,853

Contributions

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008. Under the new funding requirements, there were no contributions required to be made under the plans for 2011. Due to the funded status and credit balances of the qualified plans, there are no projected contributions for 2012. The Company anticipates beginning to need to make pension cash contributions after 2012. The funded status of the Company’s plans are dependent upon many factors, including returns on invested assets, the level of certain market interest rates used in determining the value of the Company’s obligations and changes to regulatory requirements, each of which can affect assumptions and have an impact on the Company’s cash funding requirements under its plans. Visant’s pension income associated with the pension plans will decrease and the pension expense and cash contributions associated with pension plans will increase in future periods. The total contributions expected to be paid in 2012 include $2.4 million to the nonqualified pension plans and $0.2 million to the postretirement benefit plans. The actual amount of contributions is dependent upon the actual return on plan assets and actual disbursements from the postretirement benefit and nonqualified pension plans.

Benefit Payments

Estimated benefit payments under the pension and postretirement benefit plans are as follows:

In thousands	Pension benefits	Postretirement benefits
2012	$17,783	$215
2013	18,802	198
2014	19,574	199
2015	20,203	186
2016	21,011	173
2017 through 2021	119,753	576

Total estimated payments	$217,126	$1,547

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

401(k) Plans

The Company has 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements. Under certain of the plans, the Company provides a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans. In some instances, the Company has provided discretionary profit sharing contributions in the past and may do so in the future. The aggregate matching and other contributions were $5.7 million for 2011, $6.0 million for 2010 and $6.1 million for 2009.

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

On January 1, 2011, Rock Creek employees became eligible for the Lehigh & Neff 401(k) Retirement Savings Plan.

On January 1, 2012, Color Optics employees became eligible for the Lehigh & Neff 401(k) Retirement Savings Plan, and the plan was renamed the LN Co 401(k) Retirement Savings Plan.

15.	Stock-based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of December 31, 2011, there were 288,648 shares in total available for grant under the 2003 Plan. The maximum grant to any one person must not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established the 2004 Stock Option Plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock (“Class A Common Stock”). As of December 31, 2011, there were 134,350 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of the Board of Directors and Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate, if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of December 31, 2011, there were 274,000 options vested under the 2004 Plan and zero options unvested and subject to future vesting.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2010 LTIP

During the first fiscal quarter of 2010, the Company implemented the 2010 LTIP, long-term phantom share incentive arrangements with certain key employees. Under these arrangements, the applicable executive was granted a target award, based on a specified number of phantom share units, half of which was subject to vesting on the basis of performance (and continued employment) and the other half of which vested on the basis of time (and continued employment), regardless of whether the respective performance target(s) was met. The awards were subject to vesting based on meeting certain performance objectives and/or continued employment. 2010 LTIP awards were settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum. As of December 31, 2011, payments in the aggregate of $7.3 million were made with respect to awards made under the 2010 LTIP. As of March 2012, payments in the aggregate of $8.8 million were approved for payment prior to March 15, 2012 with respect to awards made under the 2010 LTIP.

Common Stock

There is no established public market for the Class A Common Stock. The fair market value of the Class A Common Stock is established pursuant to the terms of the 2004 Plan and determined by a third party valuation, and the methodology to determine the fair market value under the equity incentive plans does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Fair value includes any premium for control or discount for minority interests or restrictions on transfers. Holdco used a discounted cash flow analysis and selected public company analysis to determine the enterprise value and share price for Class A Common Stock.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2011 and January 1, 2011, Visant recognized total stock-based compensation expense of approximately $7.0 million and $13.4 million, respectively, which was included in selling and administrative expenses. Visant did not recognize any compensation expense related to stock-based compensation for the year ended January 2, 2010.

For the year ended December 31, 2011, there were no issuances of restricted shares. During the year ended January 1, 2011, Visant issued, subject to vesting, a total of 7,000 restricted shares of Class A Common Stock to one executive officer under the 2004 Plan.

As of December 31, 2011, $0.7 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of 1.8 years.

For the years ended December 31, 2011 and January 1, 2011, there were no issuances of stock options.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted- average exercise price
Outstanding at January 1, 2011	295	$46.64
Exercised	(10)	$38.49
Granted	—	$—
Forfeited/expired	(2)	$143.70
Cancelled	—	$—

Outstanding at December 31, 2011	283	$44.93

Vested or expected to vest at December 31, 2011	283	$44.93

Exercisable at December 31, 2011	283	$44.93

The exercise prices for options that were unvested as of the applicable record date have been adjusted to reflect the Distributions.

The weighted-average remaining contractual life of outstanding options at December 31, 2011 was approximately 3.2 years. As of December 31, 2011, there was no unrecognized stock-based compensation expense related to stock options expected to be recognized.

LTIP

The following table summarizes 2010 LTIP award activity for the Company:

Units in thousands	2011 LTIP
Outstanding at January 1, 2011	112
Granted	1
Forfeited/Expired	(37)
Settled/Paid	(33)
Cancelled	—

Outstanding at December 31, 2011	43

Vested or expected to vest at December 31, 2011	43

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011, there was no unrecognized stock-based compensation expense related to the 2010 LTIP to be recognized.

16.	Business Segments

The Company’s three reportable segments consist of:

•

Scholastic—provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems and packaging, primarily for the fragrance, cosmetic and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

Scholastic

The Scholastic segment provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, we target the school channel and primarily serve U.S. high schools, colleges and universities, marketing and selling products to students and administrators. Jostens relies on a network of independent sales representatives to sell its scholastic products. Jostens provides customer service in the marketing and sale of class rings and certain other graduation products, which often involves a high degree of customization. Jostens also provides ongoing warranty service on its class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets. Since the acquisition of Neff, a single source provider of custom award programs and apparel, in March 2007, and the Company’s subsequent acquisitions in 2009 and 2010 in the varsity jacket business, we also market, manufacture and sell an array of additional scholastic products, including chenille letters, varsity jackets, mascot mats, plaques and sports apparel in schools and through a dealer network.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Marketing and Publishing Services

The Marketing and Publishing Services segment includes operations in sampling, direct marketing and publishing services. The sampling operations provide services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems and packaging, primarily for the fragrance, cosmetics and personal care segments. With over a 100-year history, Arcade pioneered the leading ScentStrip® product in 1980. Since then, we have developed an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various conventional and on-line marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. Since the acquisition of Color Optics, a specialty packaging provider, the Company also markets, manufactures and sells highly decorated packaging solutions to the cosmetic and consumer products industries. The direct marketing operations specialize in high-quality, in-line printed products and can accommodate large marketing projects with a wide range of dimensional printed products and in-line finishing production, data processing and mailing services. The products range from conventional direct marketing pieces to integrated offerings with data collection and tracking features. The personalized imaging capabilities can offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts. The publishing services business produces book components, including book covers and jackets, and employs specialized techniques to create highly decorated covers. The Company has long-standing relationships with many customers in this segment, including the world’s leading fragrance, beauty and cosmetic purveyors and educational and trade publishers.

The following table presents information of the Company by business segment:

In thousands	2011	2010	2009
Net sales
Scholastic	$474,667	$469,730	$462,718
Memory Book	362,380	375,866	386,848
Marketing and Publishing Services	380,774	395,310	406,032
Inter-segment eliminations	(29)	(19)	(273)

	$1,217,792	$1,240,887	$1,255,325

Operating income
Scholastic	$34,948	$25,635	$45,529
Memory Book	103,137	116,549	105,767
Marketing and Publishing Services	13,792	55,637	50,862

	$151,877	$197,821	$202,158

Interest, net
Scholastic	$64,071	$34,812	$20,837
Memory Book	49,365	27,657	17,638
Marketing and Publishing Services	50,700	28,824	16,814

	$164,136	$91,293	$55,289

Depreciation and Amortization
Scholastic	$32,627	$31,879	$29,198
Memory Book	39,424	39,164	38,989
Marketing and Publishing Services	34,032	33,537	34,358

	$106,083	$104,580	$102,545

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	2011	2010	2009
Capital expenditures
Scholastic	$12,440	$9,831	$11,099
Memory Book	29,949	22,295	13,633
Marketing and Publishing Services	13,136	18,097	21,406

	$55,525	$50,223	$46,138

Goodwill
Scholastic	$309,878	$309,927	$305,806
Memory Book	391,178	391,614	391,553
Marketing and Publishing Services	282,058	306,958	306,958

	$983,114	$1,008,499	$1,004,317

Intangible assets
Scholastic	$145,941	$163,355	$176,124
Memory Book	168,984	186,706	206,925
Marketing and Publishing Services	133,469	153,748	167,581

	$448,394	$503,809	$550,630

Total assets
Scholastic	$668,179	$683,727	$687,083
Memory Book	749,932	762,240	791,465
Marketing and Publishing Services	626,383	698,008	708,699

	$2,044,494	$2,143,975	$2,187,247

Net sales are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates. No single customer accounted for more than 10% of revenue in any of 2011, 2010 and 2009.

The following table presents net sales by class of similar products and certain geographic information for the Company:

In thousands	2011	2010	2009
Net sales by classes of similar products
Memory book and yearbook products and services	$362,380	$375,866	$386,783
Graduation and affinity products	261,849	261,383	254,458
Class ring and jewelry products	212,818	208,347	208,260
Sampling products and services	174,831	146,757	139,506
Book components	108,784	132,109	154,858
Direct marketing products and services	97,130	116,425	111,460

	$1,217,792	$1,240,887	$1,255,325

Net sales by geographic area
United States	$1,116,602	$1,164,100	$1,186,840
Canada	38,436	33,777	25,053
France	30,925	18,715	13,097
Other	31,829	24,295	30,335

	$1,217,792	$1,240,887	$1,255,325

Net property, plant and equipment and intangible assets by geographic area
United States	$1,634,369	$1,719,293	$1,763,717
Other, primarily Canada	7,189	7,466	2,062

	$1,641,558	$1,726,759	$1,765,779

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17.	Common Stock

Holdco’s common stock, $0.01 par value per share, consists of Class A and Class C common stock. Holdco’s charter also authorizes the issuance of non-voting Class B common stock, but currently no such shares are outstanding. Holders of Class A common stock are entitled to one vote for each share held for any matter coming before the stockholders of Holdco. The holder of the share of Class C common stock is entitled to a number of votes for any matter coming before the stockholders of Holdco equal to:

(i)	initially, the excess of (x) 50% of all votes entitled to be cast by holders of outstanding common stock for any matter coming before the stockholders of Holdco, over (y) the percentage of all votes entitled to be cast by the initial holder of the share of Class C common stock together with any permitted transferees of the initial holder, for any matter coming before the stockholders of Holdco by virtue of the shares of Class A common stock acquired by the initial holder pursuant to the Contribution Agreement, dated July 21, 2004, between Holdco and the initial holder, such excess determined based on the shares of common stock issued and outstanding immediately prior to October 4, 2004, giving effect to any shares of common stock acquired by the initial holder pursuant to the Contribution Agreement at the closing thereunder; and

(ii)	thereafter, the number of votes will be permanently reduced to an amount equal to the excess, if any, of (x) 50% of all votes entitled to be cast by holders of outstanding common stock for any matter coming before the stockholders of Holdco (as reduced by any shares of Class A common stock of Holdco issued on the date of the closing under the Contribution Agreement or thereafter to any person other than the initial holder), over (y) the percentage of all votes entitled to be cast by the initial holder, together with its transferees, for any matter coming before the stockholders of Holdco by virtue of the shares of Class A common stock then held by the initial holder, together with its transferees, not to exceed the percentage voting interest attributed to such share pursuant to clause (i) above; and

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

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, in October 2004 Holdco entered into a stockholders agreement (the “2004 Stockholders Agreement”) with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things:

•

the right of each of the Investor Entities to designate a certain number of directors to Holdco’s board of directors for so long as they hold a certain amount of Holdco’s common stock. Of the eight members of Holdco’s board of directors, KKR and DLJMBP III each has the right to designate four of Holdco’s

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

directors (currently three KKR and three DLJMBP III designees serve on Holdco’s board) with the Company’s Chief Executive Officer and President, Marc L. Reisch, as chairman;

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

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $3.6 million for the year ended December 31, 2011, $3.5 million for the year ended January 1, 2011 and $3.4 million for the year ended January 2, 2010. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, Holdco entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco’s common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of its businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred approximately $1.5 million and $0.4 million in fiscal 2011 and fiscal 2010, respectively, for services provided by KKR Capstone. There were no services rendered or payments made for the year ended January 2, 2010. An affiliate of KKR Capstone has an ownership interest in Holdco.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In 2011, Visant entered into pay-fixed/receive-floating interest rate swap transactions (the “Swap Transactions”) with respect to its variable rate term loan indebtedness under the Credit Facilities. The counterparties to the Swap Transactions or their affiliates are parties to the Credit Facilities. Such parties have received (or will receive) customary fees and commissions for such transactions. Credit Suisse International, which is a counterparty to one of the Swap Transactions, is an affiliate of DLJMBP III.

The Company is party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which the Company avails itself of the terms and conditions of the CoreTrust purchasing organization for certain purchases, including its prescription drug benefit program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including Visant, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by the Company and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

The Company participates in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between the Company and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of Visant’s and Holdco’s board of directors, is a director of First Data. Based on the applicable guidance, the Company records its portion of the profits from such “collaborative arrangement” as revenue. The Company is not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data is the “principal participant” in the “collaborative arrangement”. For each of the fiscal years ended December 31, 2011 and January 1, 2011, the amount of revenue recognized through this arrangement was not material to the financial statements. The Company did not recognize any revenue through this arrangement for the year ended January 2, 2010.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant, Holdco, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMBP Funds”) and certain of the DLJMBP Funds’ co-investors entered into a stock purchase and stockholders’ agreement (the “Syndicate Stockholders Agreement”), pursuant to which the DLJMBP Funds sold to the co-investors shares of: (1) the Class A Common Stock, (2) Holdco’s Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock (which has since been repurchased).

The Syndicate Stockholders Agreement contains provisions which, among other things:

•	restrict the ability of the syndicate stockholders to make certain transfers;

•	grant the co-investors certain board observation and information rights;

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

19. Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Credit Facilities and the Senior Notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Immaterial amounts previously reported in the “Guarantors” and “Eliminations” column for “Net sales” and “Cost of products sold” in the years ended January 1, 2011 and January 2, 2010 have been adjusted in order to present the elimination of transactions amongst guarantors.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2011

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$1,154,477	$86,383	$(23,068)	$1,217,792
Cost of products sold	—	538,404	57,221	(23,014)	572,611

Gross profit	—	616,073	29,162	(54)	645,181
Selling and administrative expenses	2,943	427,731	19,127	—	449,801
Gain on sale of assets	—	(910)	—	—	(910)
Special charges	320	44,064	29	—	44,413

Operating (loss) income	(3,263)	145,188	10,006	(54)	151,877
Net interest expense	161,931	140,055	142	(137,992)	164,136

(Loss) income before income taxes	(165,194)	5,133	9,864	137,938	(12,259)
(Benefit from) provision for income taxes	(8,966)	9,906	1,709	(24)	2,625

(Loss) income from operations	(156,228)	(4,773)	8,155	137,962	(14,884)
Equity (earnings) in subsidiary, net of tax	(141,344)	(8,155)	—	149,499	—

Net (loss) income	$(14,884)	$3,382	$8,155	$(11,537)	$(14,884)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total

Net sales	$—	$1,193,546	$60,200	$(12,859)	$1,240,887
Cost of products sold	—	553,225	36,299	(12,674)	576,850

Gross profit	—	640,321	23,901	(185)	664,037
Selling and administrative expenses	4,751	439,652	16,824	—	461,227
Loss on sale of assets	—	269	—	—	269
Special charges	—	4,298	422	—	4,720

Operating (loss) income	(4,751)	196,102	6,655	(185)	197,821
Loss on repurchase and redemption of debt	9,693	—	—	—	9,693

(Loss) income before interest and taxes	(14,444)	196,102	6,655	(185)	188,128
Net interest expense	88,853	54,919	36	(52,515)	91,293

(Loss) income before income taxes	(103,297)	141,183	6,619	52,330	96,835
(Benefit from) provision for income taxes	(18,896)	59,035	601	(72)	40,668

(Loss) income from operations	(84,401)	82,148	6,018	52,402	56,167
Equity (earnings) in subsidiary, net of tax	(140,568)	(6,018)	—	146,586	—

Net income	$56,167	$88,166	$6,018	$(94,184)	$56,167

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,215,250	$51,567	$(11,492)	$1,255,325
Cost of products sold	—	569,287	30,936	(11,440)	588,783

Gross profit	—	645,963	20,631	(52)	666,542
Selling and administrative expenses	—	437,118	14,185	—	451,303
Gain on disposal of fixed assets	—	(1,405)	—	—	(1,405)
Special charges	(1)	14,465	22	—	14,486

Operating income	1	195,785	6,424	(52)	202,158
Net interest expense	67,193	41,815	173	(53,892)	55,289

(Loss) income before income taxes	(67,192)	153,970	6,251	53,840	146,869
(Benefit from) provision for income taxes	(4,244)	59,412	1,061	(20)	56,209

(Loss) income from operations	(62,948)	94,558	5,190	53,860	90,660
Equity (earnings) loss in subsidiary, net of tax	(153,608)	(5,190)	—	158,798	—

Net income	$90,660	$99,748	$5,190	$(104,938)	$90,660

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$30,138	$2,334	$3,542	$—	$36,014
Accounts receivable, net	1,099	96,626	15,113	—	112,838
Inventories	—	104,998	4,652	(360)	109,290
Salespersons overdrafts, net	—	29,158	916	—	30,074
Prepaid expenses and other current assets	—	18,434	879	—	19,313
Income tax receivable	2,022	—	—	—	2,022
Intercompany receivable	—	12,400	—	(12,400)	—
Deferred income taxes	3,006	18,806	84	—	21,896

Total current assets	36,265	282,756	25,186	(12,760)	331,447
Property, plant and equipment, net	172	208,524	1,354	—	210,050
Goodwill	—	959,004	24,110	—	983,114
Intangibles, net	—	438,022	10,372	—	448,394
Deferred financing costs, net	52,486	—	—	—	52,486
Deferred income taxes	—	—	2,564	—	2,564
Intercompany receivable	592,610	14,303	56,229	(663,142)	—
Other assets	847	10,429	257	—	11,533
Investment in subsidiaries	812,921	97,270	—	(910,191)	—
Prepaid pension costs	—	4,906	—	—	4,906

	$1,495,301	$2,015,214	$120,072	$(1,586,093)	$2,044,494

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,135	$44,647	$5,570	$(2)	$55,350
Accrued employee compensation	6,579	21,405	2,563	—	30,547
Customer deposits	—	168,904	8,092	—	176,996
Commissions payable	—	20,651	714	—	21,365
Income taxes payable	28,478	1,414	62	(142)	29,812
Interest payable	34,204	90	—	—	34,294
Current portion of long-term debt and capital leases	12	3,996	18	—	4,026
Intercompany payable	12,075	(4,275)	4,598	(12,398)	—
Other accrued liabilities	13,553	21,673	1,158	—	36,384

Total current liabilities	100,036	278,505	22,775	(12,542)	388,774
Long-term debt and capital leases, less current maturities	1,905,214	8,351	14	—	1,913,579
Intercompany payable	14,303	649,057	—	(663,360)	—
Deferred income taxes	(5,783)	163,878	—	—	158,095
Pension liabilities, net	18,274	78,900	—	—	97,174
Other noncurrent liabilities	21,236	23,602	13	—	44,851

Total liabilities	2,053,280	1,202,293	22,802	(675,902)	2,602,473
Mezzanine equity	578	—	—	—	578
Stockholder’s (deficit) equity	(558,557)	812,921	97,270	(910,191)	(558,557)

	$1,495,301	$2,015,214	$120,072	$(1,586,093)	$2,044,494

VISANT CORPORATION AND SUBSIDIARIES

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(14,884)	$3,382	$8,155	$(11,537)	(14,884)
Other cash provided by (used in) operating activities	24,825	109,545	(8,495)	11,538	137,413

Net cash provided by (used in) operating activities	9,941	112,927	(340)	1	122,529
Purchases of property, plant and equipment	—	(54,648)	(877)	—	(55,525)
Additions to intangibles	—	(212)	—	—	(212)
Proceeds from sale of property and equipment	—	6,734	—	—	6,734
Acquisition of business, net of cash acquired	—	(4,681)	—	—	(4,681)
Other investing activities, net	—	(1,233)	1,233	—	—

Net cash (used in) provided by investing activities	—	(54,040)	356	—	(53,684)
Short-term borrowings	83,000	—	—	—	83,000
Short-term repayments	(83,000)	—	—	—	(83,000)
Repayments of long-term debt and capital leases	(72,479)	(3,802)	(16)	—	(76,297)
Proceeds from issuance of long-term debt	—	349	—	—	349
Intercompany payable (receivable)	62,461	(62,460)	—	(1)	—
Dividends	—	1,262	(1,262)	—	—
Debt financing costs	(16,579)	—	—	—	(16,579)

Net cash used in financing activities	(26,597)	(64,651)	(1,278)	(1)	(92,527)
Effect of exchange rate changes on cash and cash equivalents	—	—	(501)	—	(501)

Decrease in cash and cash equivalents	(16,656)	(5,764)	(1,763)	—	(24,183)
Cash and cash equivalents, beginning of period	46,794	8,098	5,305	—	60,197

Cash and cash equivalents, end of period	$30,138	$2,334	$3,542	$—	$36,014

VISANT CORPORATION AND SUBSIDIARIES

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$90,660	$99,748	$5,190	$(104,938)	$90,660
Other cash (used in) provided by operating activities	(109,842)	119,575	(1,596)	108,293	116,430

Net cash (used in) provided by operating activities	(19,182)	219,323	3,594	3,355	207,090
Purchases of property, plant and equipment	—	(46,136)	(2)	—	(46,138)
Additions to intangibles	—	(917)	—	—	(917)
Proceeds from sale of property and equipment	—	3,491	—	—	3,491
Acquisition of business, net of cash acquired	1,432	(2,301)	—	—	(869)

Net cash provided by (used in) investing activities	1,432	(45,863)	(2)	—	(44,433)
Short-term (repayments) borrowings	(137,000)	1,069	—	—	(135,931)
Repayment of long-term debt and capital leases	—	(71)	(7)	—	(78)
Proceeds from issuance of long-term debt	—	8,394	—	—	8,394
Intercompany payable (receivable)	189,839	(186,484)	—	(3,355)	—
Distribution to shareholder	(36,569)	—	—	—	(36,569)
Debt financing costs and related expenses	(2,697)	(44)	(43)	—	(2,784)
Other financing activities	—	1,002	(1,002)		—

Net cash provided by (used in) financing activities	13,573	(176,134)	(1,052)	(3,355)	(166,968)
Effect of exchange rate changes on cash and cash equivalents	—	—	(197)	—	(197)

(Decrease) increase in cash and cash equivalents	(4,177)	(2,674)	2,343	—	(4,508)
Cash and cash equivalents, beginning of period	102,517	6,499	8,585	—	117,601

Cash and cash equivalents, end of period	$98,340	$3,825	$10,928	$—	$113,093

FINANCIAL STATEMENT SCHEDULE

Schedule II- Valuation and Qualifying Accounts

Visant Corporation and subsidiaries

	Allowance for uncollectible accounts (1)	Allowance for sales returns (2)	Salesperson overdraft reserve (1)
Balance, January 3, 2009	$4,308	$8,023	$8,144

Charged to expense	2,219	24,486	2,875
Deductions	1,442	24,998	2,282

Balance, January 2, 2010	$5,085	$7,511	$8,737

Charged to expense	2,733	23,009	3,470
Deductions	2,747	23,404	740

Balance, January 1, 2011	$5,071	$7,116	$11,467

Charged to expense	2,416	21,426	2,933
Deductions	2,161	21,508	1,485

Balance, December 31, 2011	$5,326	$7,034	$12,915

(1)	Deductions represent uncollectible accounts written off, net of recoveries
(2)	Deductions represent returns processed against reserve