Form 10-Q
period 2012-03-31
VISANT CORP
filed 2012-05-15
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 7, 2012, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended
	March 31,	April 2,
In thousands	2012	2011
Net sales	$258,803	$250,738
Cost of products sold	126,619	119,903

Gross profit	132,184	130,835
Selling and administrative expenses	110,938	116,685
Gain on disposal of fixed assets	(1,838)	(61)
Special charges	1,490	2,763

Operating income	21,594	11,448
Interest expense, net	39,476	42,599

Loss before income taxes	(17,882)	(31,151)
Benefit from income taxes	(7,745)	(12,677)

Net loss	$(10,137)	$(18,474)

Comprehensive loss	$(9,572)	$(18,227)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
In thousands, except share amounts	2012	2011
ASSETS
Cash and cash equivalents	$58,817	$36,014
Accounts receivable, net	126,519	112,838
Inventories	133,259	109,290
Salespersons overdrafts, net of allowance of $13,338 and $12,915, respectively	28,105	30,074
Prepaid expenses and other current assets	25,673	19,313
Income tax receivable	2,018	2,022
Deferred income taxes	24,781	21,896

Total current assets	399,172	331,447

Property, plant and equipment	508,431	501,286
Less accumulated depreciation	(301,798)	(291,236)

Property, plant and equipment, net	206,633	210,050
Goodwill	983,163	983,114
Intangibles, net	435,947	448,394
Deferred financing costs, net	50,283	52,486
Deferred income taxes	2,615	2,564
Other assets	12,117	11,533
Prepaid pension costs	4,906	4,906

Total assets	$2,094,836	$2,044,494

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$56,297	$55,350
Accrued employee compensation and related taxes	27,973	30,547
Commissions payable	28,088	21,365
Customer deposits	228,774	176,996
Income taxes payable	29,566	29,812
Current portion of long-term debt and capital leases	4,416	4,026
Interest payable	53,932	34,294
Other accrued liabilities	28,861	36,384

Total current liabilities	457,907	388,774

Long-term debt and capital leases - less current maturities	1,914,997	1,913,579
Deferred income taxes	152,119	158,095
Pension liabilities, net	96,193	97,174
Other noncurrent liabilities	41,064	44,851

Total liabilities	2,662,280	2,602,473

Mezzanine equity	685	578
Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid-in-capital	103	103
Accumulated deficit	(505,636)	(495,499)
Accumulated other comprehensive loss	(62,596)	(63,161)

Total stockholder’s deficit	(568,129)	(558,557)

Total liabilities, mezzanine equity and stockholder’s deficit	$2,094,836	$2,044,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,	April 2,
In thousands	2012	2011
Net loss	$(10,137)	$(18,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,138	12,466
Amortization of intangible assets	13,759	13,889
Amortization of debt discount, premium and deferred financing costs	3,034	2,463
Other amortization	101	110
Deferred income taxes	(9,214)	884
Gain on disposal of fixed assets	(1,838)	(61)
Stock-based compensation	107	120
Loss on asset impairments	238	1,352
Other	—	3,791
Changes in assets and liabilities:
Accounts receivable	(13,486)	(4,664)
Inventories	(23,805)	(29,470)
Salespersons overdrafts	1,990	761
Prepaid expenses and other current assets	(6,604)	(4,175)
Accounts payable and accrued expenses	17	4,538
Customer deposits	51,611	55,824
Commissions payable	6,707	8,135
Income taxes payable/receivable	(244)	(15,622)
Interest payable	19,638	(36,938)
Other operating activities, net	(6,893)	3,303

Net cash provided by (used in) operating activities	37,119	(1,768)

Purchases of property, plant and equipment	(17,836)	(12,845)
Proceeds from sale of property and equipment	3,571	181
Additions to intangibles	(976)	(66)

Net cash used in investing activities	(15,241)	(12,730)

Short-term borrowings	9,500	—
Short-term repayments	(9,500)	—
Repayment of long-term debt and capital lease obligations	(1,166)	(4,031)
Proceeds from issuance of long-term debt and capital leases	2,094	—
Debt financing costs and related expenses	—	(16,540)

Net cash provided by (used in) financing activities	928	(20,571)

Effect of exchange rate changes on cash and cash equivalents	(3)	37

Increase (decrease) in cash and cash equivalents	22,803	(35,032)
Cash and cash equivalents, beginning of period	36,014	60,197

Cash and cash equivalents, end of period	$58,817	$25,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Overview

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance, cosmetic and personal care sampling and packaging, and educational and trade publishing segments. The Company sells products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, the availability of school funding, product and service offerings and quality and price.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Visant Holding Corp.’s (“Holdco”) outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. As of March 31, 2012, affiliates of KKR and DLJMBP III (collectively, the “Sponsors”) held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of March 31, 2012, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Visant and its subsidiaries are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Visant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Amounts previously reported for “Stock-based compensation” and “Other operating activities, net” within the operating section of the Condensed Consolidated Statement of Cash Flows for the three-months ended April 2, 2011 have been adjusted in order to present separately the amount of stock-based compensation not settled in cash; however, total net cash provided by operating activities was unchanged.

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the total net warranty costs on rings were $1.4 million for each of the three-month periods ended March 31, 2012 and April 2, 2011. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the Condensed Consolidated Balance Sheets were approximately $0.6 million as of each of March 31, 2012 and December 31, 2011.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $2.0 million and $1.9 million for each of the three months ended March 31, 2012 and April 2, 2011, respectively.

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

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. Visant recognized compensation expense related to stock-based compensation of approximately $0.1 million and $2.5 million for the three-month periods ended March 31, 2012 and April 2, 2011, respectively, which was included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the balance sheet as of March 31, 2012 and December 31, 2011, respectively.

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists. In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance became effective for the first reporting period beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”) which generally provides a uniform framework for fair value measurements and related disclosures between GAAP and the International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in ASU 2011-04 include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference, (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for interim and annual periods beginning on or after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”) which revises the manner in which entities present comprehensive income in their financial statements. This new guidance amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, referred to as the statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”) which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than the carrying amount for such reporting unit, then the two-step goodwill impairment test would be required. Otherwise, further goodwill impairment testing would not be required. Companies are not required to perform the qualitative assessment for any reporting unit in any period and may proceed directly to Step 1 of the goodwill impairment test. A company that validates its conclusion by measuring fair value can resume performing the qualitative assessment in any subsequent period. ASU 2011-08 became effective for annual and interim goodwill impairment tests performed with respect to fiscal years beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-09 (“ASU 2011-09”), which amends ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of ASU 2011-09 is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans and (4) the nature of the employer’s commitments to the plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On December 23, 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”) which defers certain provisions of ASU 2011-05. One provision of ASU 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred under ASU 2011-12 and will be further deliberated by the FASB at a future date. During the deferral period, all entities are required to comply with existing requirements for reclassification adjustments in Accounting Standards Codification 220, Comprehensive Income, which indicates that “an entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements.” The effective date of ASU 2011-12 for public entities is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

3.	Restructuring Activity and Other Special Charges

During the three months ended March 31, 2012, the Company recorded $1.3 million of restructuring costs and $0.2 million of other special charges. Restructuring costs consisted of $1.3 million of severance and related benefits associated with reductions in force in the Marketing and Publishing Services segment. Other special charges consisted of $0.2 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 57 in the Marketing and Publishing Services segment.

During the three months ended April 2, 2011, the Company recorded $1.4 million of restructuring costs and $1.4 million of other special charges. Restructuring costs consisted of $0.8 million, $0.3 million and $0.3 million of severance and related benefits associated with reductions in force in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. Other special charges consisted of $1.4 million of non-cash asset related impairment charges associated with the sale of one of our owned facilities. The associated employee headcount reductions related to the above actions were 45, six and three in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

Restructuring accruals of $2.4 million and $2.9 million as of March 31, 2012 and December 31, 2011, respectively, are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The accruals included amounts provided for severance and related benefits related to headcount reductions in each segment.

On a cumulative basis through March 31, 2012, the Company incurred $21.6 million of employee severance and related benefit costs associated with the 2012, 2011, 2010 and 2009 initiatives, which affected an aggregate of 1,199 employees. The Company paid $19.1 million in cash related to these initiatives as of March 31, 2012.

Changes in the restructuring accruals during the first three months of 2012 were as follows:

In thousands	2012 Initiatives	2011 Initiatives	2010 Initiatives	2009 Initiatives	Total
Balance at December 31, 2011	$—	$2,384	$241	$267	$2,892
Restructuring charges	674	611	(32)	—	$1,253
Severance and related benefits paid	(79)	(1,529)	(62)	(26)	$(1,696)

Balance at March 31 , 2012	$595	$1,466	$147	$241	$2,449

The majority of the remaining severance and related benefits associated with all initiatives are expected to be paid by the end of 2013.

4.	Acquisitions

On April 4, 2011, the Company consummated the acquisition of Color Optics, Inc. (“Color Optics”) through a stock purchase for a total purchase price of $4.8 million paid in cash at closing and a subsequent working capital adjustment. Color Optics is a specialized packaging provider, serving the cosmetic and consumer products industries with highly-decorated packaging solutions complementary to the Company’s sampling business. The results of the acquired Color Optics operations are reported as part of the Marketing and Publishing Services segment from the date of acquisition. There were no goodwill or intangible assets recognized in connection with this acquisition.

The aggregate cost of the acquisition was allocated to the tangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The final allocation of the purchase price for the Color Optics acquisition was as follows:

In thousands
Current assets	$3,451
Property, plant and equipment	614
Intangible assets	—
Goodwill	—
Long-term assets	2,412
Current liabilities	(1,647)
Long-term liabilities	(54)

$4,776

The Color Optics acquisition was not considered material to the Company’s results of operations, financial position or cash flows.

5.	Comprehensive Loss

The following amounts were included in determining comprehensive loss for the Company as of the dates indicated:

	Three months ended
In thousands	March 31, 2012	April 2, 2011
Net loss	$(10,137)	$(18,474)
Change in cumulative translation adjustment	50	435
Pension and other postretirement benefit plans, net of tax	755	(188)
Deferred loss on derivatives, net of tax	(240)	—

Comprehensive loss	$(9,572)	$(18,227)

6.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	March 31, 2012	December 31, 2011
Trade receivables	$142,891	$125,198
Allowance for doubtful accounts	(5,885)	(5,326)
Allowance for sales returns	(10,487)	(7,034)

Accounts receivable, net	$126,519	$112,838

7.	Inventories

Inventories were comprised of the following:

In thousands	March 31, 2012	December 31, 2011
Raw materials and supplies	$49,040	$48,144
Work-in-process	45,081	31,685
Finished goods	39,138	29,461

Inventories	$133,259	$109,290

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at March 31, 2012 and April 2, 2011 was $29.8 million and $32.1 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.3 million and $0.2 million for each of the three-month periods ended March 31, 2012 and April 2, 2011, respectively. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of March 31, 2012. As of March 31, 2012, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”) was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the outstanding Senior Notes, with a principal amount of $750.0 million, approximated $700.8 million at such date. As of March 31, 2012, the fair value of the term loan B facility maturing in 2016 (the “Term Loan Credit Facility”) was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the Term Loan Credit Facility, with an outstanding principal amount of $1,174.4 million, approximated $1,143.9 million at such date.

As of December 31, 2011, the fair value of the Senior Notes was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the Senior Notes, with an outstanding principal amount of $750.0 million, approximated $688.1 million at such date. As of December 31, 2011, the fair value of the Term Loan Credit Facility was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the Term Loan Credit Facility, with an outstanding principal amount of $1,174.4 million, approximated $1,103.9 million at such date.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at December 31, 2011	$309,878	$391,178	$282,058	$983,114
Currency translation	49	—	—	49

Balance at March 31, 2012	$309,927	$391,178	$282,058	$983,163

Information regarding other intangible assets is as follows:

		March 31, 2012			December 31, 2011
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(286,379)	$43,621	$330,000	$(278,161)	$51,839
Internally developed software	2 to 5 years	9,800	(9,800)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	12,736	(11,707)	1,029	12,692	(11,670)	1,022
Customer relationships	4 to 40 years	159,362	(51,855)	107,507	158,339	(48,811)	109,528
Trademarks (definite lived)	20 years	492	(49)	443	471	(32)	439
Restrictive covenants	3 to 10 years	55,452	(33,585)	21,867	55,459	(31,373)	24,086

		567,842	(393,375)	174,467	566,761	(379,847)	186,914
Trademarks	Indefinite	261,480	—	261,480	261,480	—	261,480

		$829,322	$(393,375)	$435,947	$828,241	$(379,847)	$448,394

Amortization expense related to other intangible assets was $13.8 million and $13.9 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

Based on intangible assets in service as of March 31, 2012, estimated amortization expense for the remainder of fiscal 2012 and each of the five succeeding fiscal years is $31.7 million for 2012, $43.6 million for 2013, $14.4 million for 2014, $13.5 million for 2015, $11.8 million for 2016 and $8.5 million for 2017.

10.	Debt

Debt obligations as of March 31, 2012 and December 31, 2011 consisted of the following:

In thousands	March 31, 2012	December 31, 2011
Senior secured term loan facilities, net of original issue discount of $18.4 million:
Term Loan B, variable rate, 5.25% at March 31, 2012 with quarterly interest payments, principal due and payable at maturity - December 2016	$1,156,039	$1,155,212
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $37.5 million in April and October, principal due and payable at maturity - October 2017	750,000	750,000

	1,906,039	1,905,212
Equipment financing arrangements	7,671	6,055
Capital lease obligations	5,703	6,338

Total debt	$1,919,413	$1,917,605

Senior Secured Credit Facilities

In connection with the refinancing consummated by Visant on September 22, 2010 (the “Refinancing”), Visant entered into senior secured credit facilities, among Visant, as borrower, Jostens Canada Ltd. (“Jostens Canada”), as Canadian borrower, Visant Secondary Holdings Corp. (“Visant Secondary”), as guarantor, the lenders from time to time parties thereto, Credit

Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse AG, Toronto Branch, as Canadian administrative agent, for the Term Loan Credit Facility and a revolving credit facility expiring in 2015 consisting of a $165.0 million U.S. revolving credit facility available to Visant and its subsidiaries and a $10.0 million Canadian revolving credit facility available to Jostens Canada (the “Revolving Credit Facility” and together with the Term Loan Credit Facility, the “Credit Facilities”). The borrowing capacity under the Revolving Credit Facility can also be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility). On March 1, 2011, Visant announced the completion of the repricing of the Term Loan Credit Facility (the “Repricing”). The amended Term Loan Credit Facility provides for an interest rate for each term loan based upon LIBOR or an alternative base rate (“ABR”) plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1% of the outstanding principal amount of the Term Loan Credit Facility along with certain other fees and expenses. The Credit Facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan Credit Facility in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the Term Loan Credit Facility. Amounts borrowed under the Term Loan Credit Facility that are repaid or prepaid may not be reborrowed. On December 22, 2011, Visant made an optional prepayment of $60.0 million on its Term Loan Credit Facility.

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

As of March 31, 2012, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.0%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of March 31, 2012, there was $11.9 million outstanding in the form of letters of credit, leaving $163.1 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

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

The Indenture contains restrictive covenants that limit, among other things, the ability of Visant and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock, (ii) pay dividends on or make other distributions or repurchase capital stock or make other restricted payments, (iii) make investments, (iv) pay dividends or other payments by restricted subsidiaries to Visant or other restricted subsidiaries, (v) create liens on pari passu or subordinated indebtedness without securing the notes, (vi) sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Visant’s assets, (vii) enter into certain transactions with affiliates and (viii) designate Visant’s subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

11.	Derivative Financial Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its management of interest rate risk. During the three months ended March 31, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt under the Term Loan Credit Facility. As of March 31, 2012, the Company had three outstanding interest rate derivatives with an outstanding aggregate notional amount of $600.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of March 31, 2012, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt under the Term Loan Credit Facility. During fiscal year 2012, the Company estimates that $3.6 million will be reclassified as an increase to interest expense.

The fair value of outstanding derivative instruments as of March 31, 2012 and December 31, 2011 was as follows:

Classification in the Consolidated Balance Sheets In thousands		March 31, 2012	December 31, 2011
Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$3,641	$3,705
Interest rate swaps	Other noncurrent liabilities	2,212	1,766

Total		$5,853	$5,471

The following table summarizes the activity of derivative instruments that qualify for hedge accounting as of December 31, 2011 and March 31, 2012, and the impact of such derivative instruments on accumulated other comprehensive loss for the three months ended March 31, 2012:

In thousands	December 31, 2011	Amount of loss recognized in Other Comprehensive Loss on derivatives (effective portion)	Amount of loss reclassified from Accumulated Other Comprehensive Loss to interest expense (effective portion)	March 31, 2012
Interest rate swaps designated as cash flow hedges	$(5,471)	$(1,322)	$940	$(5,853)

The following table provides the location in the Company’s financial statements of the recognized gain or loss related to such derivative instruments:

	Three Months Ended
In thousands	March 31, 2012	April 2, 2011
Interest rate swaps designated as cash flow hedges recognized in interest expense	$940	$—

Based on an evaluation of the inputs used, the Company has categorized its derivative instruments to be within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the derivative instruments at the end of the applicable reporting period.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of March 31, 2012, and April 2, 2011, the Company did not have any derivatives outstanding that were not designated as hedges.

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of March 31, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.2 million. As of March 31, 2012, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at their termination value of $7.2 million.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of March 31, 2012, the Company had purchase commitment contracts outstanding totaling $18.6 million with delivery dates occurring through 2013. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of March 31, 2012, the fair market value of open precious metal forward contracts was $18.7 million based on quoted future prices for each contract.

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

The Company recorded an income tax benefit for the three months ended March 31, 2012 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rate for 2012 is 43.9% before taking into account the impact of $0.1 million of accruals considered a current period tax expense. The combined effect of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective rate of tax benefit of 43.2% for the three-month period ended March 31, 2012.

For the comparable three-month period ended April 2, 2011, the effective income tax rate was 40.7%. The increase in the rate of tax benefit from the first quarter of 2011 to the first quarter of 2012 was primarily due to the recognition in the first fiscal quarter of 2011 of a tax adjustment to reflect the increased tax rates at which the Company expected deferred tax assets and liabilities to be realized or settled in the future as a result of changes in certain state income tax rates.

The Company’s income tax rate continues to be unfavorably impacted by the loss of the domestic manufacturing deduction and the higher cost of foreign earnings repatriations due to the Company’s anticipated taxable loss position for 2012 after carrying forward prior year U.S. federal net operating loss carryforwards reported by its indirect parent company, Holdco. Holdco reported U.S. federal tax losses for 2010 and 2011 primarily as a result of the repurchase and redemption of its 10.25% senior discount notes due 2013 in 2010, which included tax deferred original issue discount, and the Repricing, respectively.

For the three-month period ended March 31, 2012, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.1 million. At March 31, 2012, the Company’s unrecognized tax benefit liability totaled $19.7 million, including interest and penalty accruals totaling $3.5 million. At December 31, 2011, the Company’s unrecognized tax benefit liability totaled $19.5 million, including interest and penalty accruals totaling $3.4 million. Substantially all of the liability was included in noncurrent liabilities for both periods.

Holdco’s income tax filings for 2005 to 2010 are subject to examination in the U.S federal tax jurisdiction. In connection with an examination of Holdco’s income tax filings for 2005 and 2006, the Internal Revenue Service (the “IRS”) proposed certain transfer price adjustments with which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in certain state jurisdictions and in France for the 2005 to 2010 periods, none of which was individually material. During 2009, the Company filed a notice of objection with the Canadian Revenue Agency (the “CRA”) in connection with the CRA’s reassessment of tax years 1996 and 1997 for issues related to transfer pricing. During 2010, the Company was notified that the CRA withdrew its original assessment for both tax periods. As a result, a net income tax benefit of $0.8 million was included in the 2010 results of operations for assessments of Canadian tax and interest previously paid. The CRA examination of the Company’s Canadian income tax filings for 2007 and 2008 was concluded in 2011 without adjustment. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.9 million.

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

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit expense (income) for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	March 31,	April 2,	March 31,	April 2,
In thousands	2012	2011	2012	2011
Service cost	$1,146	$1,233	$—	$2
Interest cost	4,493	4,458	16	25
Expected return on plan assets	(6,009)	(6,173)	—	—
Amortization of prior service cost	(211)	(208)	(69)	(69)
Amortization of net actuarial loss	1,529	583	7	7

Net periodic benefit expense (income)	$948	$(107)	$(46)	$(35)

As of December 31, 2011, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2012 due to the funded status and credit balances of the qualified plans and this expectation for 2012 had not changed as of March 31, 2012. The Company anticipates beginning to need to make pension cash contributions after 2012. For the three months ended March 31, 2012, the Company did not make any contributions to its qualified pension plans and contributed $0.6 million and $0.1 million to its non-qualified pension plans and postretirement welfare plans, respectively. The contributions to the non-qualified pension and the postretirement welfare plans during the first quarter 2012 were consistent with the amounts anticipated as of December 31, 2011.

15.	Stock-based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of March 31, 2012, there were 288,648 shares in total available for grant under the 2003 Plan. The maximum grant to any one person must not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on DLJMBP III’s equity investment in Holdco, all as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdco’s subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP funds or affiliated parties thereof, becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdco representing more than 51% of the total combined voting power of all classes of capital stock of Holdco (or its successor) normally entitled to vote for the election of directors of Holdco or (ii) the sale of all or substantially all of the property or assets of Holdco to any unaffiliated person or entity other than one of Holdco’s subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003

Plan. Options issued under the 2003 Plan in January 2004 expire on the tenth anniversary of the grant date, in or about January 2014. The shares underlying the options are subject to certain transfer and other restrictions set forth in a management stockholders agreement dated July 29, 2003, by and among Holdco and certain holders of the capital stock of Holdco. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information learned in their employment and certain non-competition obligations in connection with their receipt of options.

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock (“Class A Common Stock”). As of March 31, 2012, there were 139,227 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of the Board of Directors and Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan in October 2004. Additional members of management have also received grants under the 2004 Plan.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate, if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted, with most expiring between 2014 and 2016. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of March 31, 2012, there were 274,000 options vested under the 2004 Plan and zero options unvested and subject to future vesting.

2010 LTIP

During the first fiscal quarter of 2010, the Company implemented long-term phantom share incentive arrangements with certain key employees (the “2010 LTIP”). The awards were subject to vesting based on meeting certain performance objectives and/or continued employment. 2010 LTIP awards were settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum. During the three months ended March 31, 2012, payments in the aggregate of $8.8 million were made with respect to awards made under the 2010 LTIP.

Common Stock

Visant is an indirect, wholly owned subsidiary of Holdco. The Sponsors hold shares of the Class A Common Stock of Holdco and additionally Visant’s equity-based incentive compensation plans are based on the value of the Class A Common Stock. There is no established public market for the Class A Common Stock. The fair market value of the Class A Common Stock is established pursuant to the terms of the 2004 Plan and is determined by a third party valuation, and the methodology to determine the fair market value under the equity incentive plans does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Fair value includes any premium for control or discount for minority interests or restrictions on transfers. Holdco used a discounted cash flow analysis and selected public company analysis to determine the enterprise value and share price for the Class A Common Stock.

Visant recognized total stock-based compensation expense of approximately $0.1 million and $2.5 million for the three-month periods ended March 31, 2012 and April 2, 2011, respectively, which was included in selling and administrative expenses.

For the three-month periods ended March 31, 2012 and April 2, 2011, there were no issuances of restricted shares or stock options.

As of March 31, 2012, $0.6 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 31, 2011	283	$44.93
Exercised	—	$—
Granted	—	$—
Forfeited/Expired	—	$—
Cancelled	—	$—

Outstanding at March 31, 2012	283	$44.93

Vested or expected to vest at March 31, 2012	283	$44.93

Exercisable at March 31, 2012	283	$44.93

The weighted-average remaining contractual life of outstanding options at March 31, 2012 was approximately 2.9 years. As of March 31, 2012, there was no unrecognized stock-based compensation expense related to stock options expected to be recognized.

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

The following table presents information of the Company by business segment:

	Three months ended
In thousands	March 31, 2012	April 2, 2011	$ Change	% Change
Net sales
Scholastic	$155,401	$156,282	$(881)	(0.6%)
Memory Book	5,523	5,572	(49)	(0.9%)
Marketing and Publishing Services	97,891	88,890	9,001	10.1%
Inter-segment eliminations	(12)	(6)	(6)	NM

	$258,803	$250,738	$8,065	3.2%

Operating income (loss)
Scholastic	$23,922	$18,510	$5,412	29.2%
Memory Book	(14,394)	(14,878)	484	3.3%
Marketing and Publishing Services	12,066	7,816	4,250	54.4%

	$21,594	$11,448	$10,146	88.6%

Depreciation and Amortization
Scholastic	$9,202	$9,210	$(8)	(0.1%)
Memory Book	8,351	8,707	(356)	(4.1%)
Marketing and Publishing Services	8,445	8,548	(103)	(1.2%)

	$25,998	$26,465	$(467)	(1.8%)

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $0.9 million for each of the three-month periods ended March 31, 2012 and April 2, 2011. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of the Company’s businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred approximately $0.2 million and $0.6 million during the three months ended March 31, 2012 and April 2, 2011, respectively, for services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

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

The Company participates in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between the Company and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of Visant’s and Holdco’s board of directors, is a director of First Data. Based on the applicable guidance, the Company records its portion of the profits from such “collaborative arrangement” as revenue. The Company is not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data is the “principal participant” in the “collaborative arrangement”. For the three months ended March 31, 2012 and April 2, 2011, the amount of revenue that the Company recognized through this arrangement was not material to its financial statements.

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Senior Notes are guaranteed by the U.S. Subsidiary Guarantors on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Immaterial amounts previously reported in the “Guarantors” and “Eliminations” column for “Net Sales” and “Cost of Product Sold” in the period ended April 2, 2011 have been adjusted in order to present the elimination of transactions among the guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

Three months ended March 31, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$243,992	$20,310	$(5,499)	$258,803
Cost of products sold	—	116,861	15,116	(5,358)	126,619

Gross profit	—	127,131	5,194	(141)	132,184
Selling and administrative expenses	(703)	106,746	4,895	—	110,938
Gain on sale of assets	—	(1,838)	—	—	(1,838)
Special charges	—	1,508	(18)	—	1,490

Operating income	703	20,715	317	(141)	21,594
Net interest expense	38,834	34,522	62	(33,942)	39,476

(Loss) income before income taxes	(38,131)	(13,807)	255	33,801	(17,882)
(Benefit from) provision for income taxes	(1,251)	(6,742)	302	(54)	(7,745)

Loss from operations	(36,880)	(7,065)	(47)	33,855	(10,137)
Equity (earnings) loss in subsidiary, net of tax	(26,743)	47	—	26,696	—

Net loss	$(10,137)	$(7,112)	$(47)	$7,159	$(10,137)

Comprehensive (loss) income	$(9,572)	$(6,357)	$3	$6,354	$(9,572)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

Three months ended April 2, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$240,798	$13,455	$(3,515)	$250,738
Cost of products sold	—	113,056	10,408	(3,561)	119,903

Gross profit	—	127,742	3,047	46	130,835
Selling and administrative expenses	1,315	112,205	3,165	—	116,685
Gain on sale of assets	—	(61)	—	—	(61)
Special charges	—	2,763	—	—	2,763

Operating (loss) income	(1,315)	12,835	(118)	46	11,448
Net interest expense	42,199	34,155	31	(33,786)	42,599

Loss before income taxes	(43,514)	(21,320)	(149)	33,832	(31,151)
Benefit from income taxes	(2,370)	(10,307)	(18)	18	(12,677)

Loss from operations	(41,144)	(11,013)	(131)	33,814	(18,474)
Equity (earnings) loss in subsidiary, net of tax	(22,670)	131	—	22,539	—

Net loss	$(18,474)	$(11,144)	$(131)	$11,275	$(18,474)

Comprehensive (loss) income	$(18,227)	$(11,332)	$304	$11,028	$(18,227)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

March 31, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$51,376	$1,520	$5,921	$—	$58,817
Accounts receivable, net	989	109,681	15,849	—	126,519
Inventories	—	124,465	9,296	(502)	133,259
Salespersons overdrafts, net	—	26,642	1,463	—	28,105
Prepaid expenses and other current assets	1,187	22,655	1,831	—	25,673
Income tax receivable	2,018	—	—	—	2,018
Intercompany receivable	21,947	6,382	—	(28,329)	—
Deferred income taxes	5,854	18,807	120	—	24,781

Total current assets	83,371	310,152	34,480	(28,831)	399,172
Property, plant and equipment, net	142	205,077	1,414	—	206,633
Goodwill	—	959,004	24,159	—	983,163
Intangibles, net	—	424,751	11,196	—	435,947
Deferred financing costs, net	50,283	—	—	—	50,283
Deferred income taxes	—	—	2,615	—	2,615
Intercompany receivable	553,219	22,925	53,433	(629,577)	—
Other assets	846	11,008	263	—	12,117
Investment in subsidiaries	806,564	97,273	—	(903,837)	—
Prepaid pension costs	—	4,906	—	—	4,906

	$1,494,425	$2,035,096	$127,560	$(1,562,245)	$2,094,836

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$3,448	$43,504	$9,345	$—	$56,297
Accrued employee compensation	6,700	19,130	2,143	—	27,973
Customer deposits	—	217,576	11,198	—	228,774
Commissions payable	—	27,461	627	—	28,088
Income taxes payable	31,123	(792)	(568)	(197)	29,566
Interest payable	53,857	75	—	—	53,932
Current portion of long-term debt and capital leases	11	4,389	16	—	4,416
Intercompany payable	—	21,627	6,702	(28,329)	—
Other accrued liabilities	3,856	24,193	812	—	28,861

Total current liabilities	98,995	357,163	30,275	(28,526)	457,907
Long-term debt and capital leases, less current maturities	1,906,039	8,946	12	—	1,914,997
Intercompany payable	22,925	606,957	—	(629,882)	—
Deferred income taxes	(7,598)	159,717	—	—	152,119
Pension liabilities, net	19,708	76,485	—	—	96,193
Other noncurrent liabilities	21,800	19,264	—	—	41,064

Total liabilities	2,061,869	1,228,532	30,287	(658,408)	2,662,280
Mezzanine equity	685	—	—	—	685
Stockholder’s (deficit) equity	(568,129)	806,564	97,273	(903,837)	(568,129)

	$1,494,425	$2,035,096	$127,560	$(1,562,245)	$2,094,836

CONDENSED CONSOLIDATING BALANCE SHEET

2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$30,138	$2,334	$3,542	$—	$36,014
Accounts receivable, net	1,099	96,626	15,113	—	112,838
Inventories	—	104,998	4,652	(360)	109,290
Salespersons overdrafts, net	—	29,158	916	—	30,074
Prepaid expenses and other current assets	—	18,434	879	—	19,313
Income tax receivable	2,022	—	—	—	2,022
Intercompany receivable	—	12,400	—	(12,400)	—
Deferred income taxes	3,006	18,806	84	—	21,896

Total current assets	36,265	282,756	25,186	(12,760)	331,447
Property, plant and equipment, net	172	208,524	1,354	—	210,050
Goodwill	—	959,004	24,110	—	983,114
Intangibles, net	—	438,022	10,372	—	448,394
Deferred financing costs, net	52,486	—	—	—	52,486
Deferred income taxes	—	—	2,564	—	2,564
Intercompany receivable	592,610	14,303	56,229	(663,142)	—
Other assets	847	10,429	257	—	11,533
Investment in subsidiaries	812,921	97,270	—	(910,191)	—
Prepaid pension costs	—	4,906	—	—	4,906

	$1,495,301	$2,015,214	$120,072	$(1,586,093)	$2,044,494

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,135	$44,647	$5,570	$(2)	$55,350
Accrued employee compensation	6,579	21,405	2,563	—	30,547
Customer deposits	—	168,904	8,092	—	176,996
Commissions payable	—	20,651	714	—	21,365
Income taxes payable	28,478	1,414	62	(142)	29,812
Interest payable	34,204	90	—	—	34,294
Current portion of long-term debt and capital leases	12	3,996	18	—	4,026
Intercompany payable	12,075	(4,275)	4,598	(12,398)	—
Other accrued liabilities	13,553	21,673	1,158	—	36,384

Total current liabilities	100,036	278,505	22,775	(12,542)	388,774
Long-term debt and capital leases, less current maturities	1,905,214	8,351	14	—	1,913,579
Intercompany payable	14,303	649,057	—	(663,360)	—
Deferred income taxes	(5,783)	163,878	—	—	158,095
Pension liabilities, net	18,274	78,900	—	—	97,174
Other noncurrent liabilities	21,236	23,602	13	—	44,851

Total liabilities	2,053,280	1,202,293	22,802	(675,902)	2,602,473
Mezzanine equity	578	—	—	—	578
Stockholder’s (deficit) equity	(558,557)	812,921	97,270	(910,191)	(558,557)

	$1,495,301	$2,015,214	$120,072	$(1,586,093)	$2,044,494

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 31, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net loss	$(10,137)	$(7,112)	$(47)	$7,159	$(10,137)
Other cash (used in) provided by operating activities	(12,497)	65,514	1,397	(7,158)	47,256

Net cash (used in) provided by operating activities	(22,634)	58,402	1,350	1	37,119
Purchases of property, plant and equipment	—	(17,702)	(134)	—	(17,836)
Additions to intangibles	—	(46)	(930)	—	(976)
Proceeds from sale of property and equipment	—	3,571	—	—	3,571
Other investing activities, net	—	(2,100)	2,100	—	—

Net cash (used in) provided by investing activities	—	(16,277)	1,036	—	(15,241)
Short-term borrowings	9,500	—	—	—	9,500
Short-term repayments	(9,500)	—	—	—	(9,500)
Repayments of long-term debt and capital leases	(1)	(1,161)	(4)	—	(1,166)
Proceeds from issuance of long-term debt	—	2,094	—	—	2,094
Intercompany payable (receivable)	43,873	(43,872)	—	(1)	—

Net cash provided by (used in) financing activities	43,872	(42,939)	(4)	(1)	928
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	21,238	(814)	2,379	—	22,803
Cash and cash equivalents, beginning of period	30,138	2,334	3,542	—	36,014

Cash and cash equivalents, end of period	$51,376	$1,520	$5,921	$—	$58,817

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended April 2, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net loss	$(18,474)	$(11,144)	$(131)	$11,275	$(18,474)
Other cash (used in) provided by operating activities	(26,904)	55,184	(299)	(11,275)	16,706

Net cash (used in) provided by operating activities	(45,378)	44,040	(430)	—	(1,768)
Purchases of property, plant and equipment	—	(12,542)	(303)	—	(12,845)
Additions to intangibles	—	(66)	—	—	(66)
Proceeds from sale of property and equipment	—	181	—	—	181

Net cash used in investing activities	—	(12,427)	(303)	—	(12,730)
Repayments of long-term debt and capital leases	(3,118)	(911)	(2)	—	(4,031)
Intercompany payable (receivable)	35,896	(35,896)	—	—	—
Debt financing costs	(16,540)	—	—	—	(16,540)

Net cash provided by (used in) financing activities	16,238	(36,807)	(2)	—	(20,571)
Effect of exchange rate changes on cash and cash equivalents	—	—	37	—	37

Decrease in cash and cash equivalents	(29,140)	(5,194)	(698)	—	(35,032)
Cash and cash equivalents, beginning of period	46,794	8,098	5,305	—	60,197

Cash and cash equivalents, end of period	$17,654	$2,904	$4,607	$—	$25,165

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expectations with respect to future cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but rather predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under, Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, in addition to those discussed elsewhere in this report.

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

GENERAL

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance, cosmetic and personal care sampling and packaging, and educational and trade publishing segments. Visant was formed to create a platform of businesses with leading positions in attractive end market segments and to establish a highly experienced management team that could leverage a shared services infrastructure and capitalize on margin and growth opportunities. Since 2004, we have developed a unified marketing and publishing services organization with a leading and differentiated approach in each of our segments. Our management team has created and integrated central services and management functions and has reshaped the business to focus on the most attractive and highest growth market opportunities.

We sell our products and services to end customers through several different sales channels, including independent sales representatives and dedicated sales forces. Visant (formerly known as Jostens IH Corp.) was originally incorporated in Delaware in 2003.

In April 2011, Arcade acquired the capital stock of Color Optics, a specialty packaging provider, serving the cosmetic and consumer products industries with highly-decorated packaging solutions. The results of the Color Optics operations are reported as part of the Marketing and Publishing Services segment from the date of acquisition.

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

Our three reportable segments as of March 31, 2012 consisted of:

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

The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is primarily attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover all of our needs for 2012 and a portion of 2013.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect volume in our elementary/high school publishing services products and services. Trade book publishing has experienced an accelerated shift towards digital books, which has negatively impacted our publishing services business in terms of fewer printed copies of books as well as shorter print runs. It is anticipated that the impact of digital books and the lower volume of book purchases through retail stores will likely continue to impact demand for trade books during the remainder of 2012.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P., and DLJMBP III owned approximately 82.5% of Holdco’s outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of May 7, 2012, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of May 7, 2012, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

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

There have been no material changes to our critical accounting policies and estimates as described in Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists. In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance became effective for the first reporting period beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”) which generally provides a uniform framework for fair value measurements and related disclosures between GAAP and the International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in ASU 2011-04 include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference, (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for interim and annual periods beginning on or after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”) which revises the manner in which entities present comprehensive income in their financial statements. This new guidance amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, referred to as the statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”) which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than the carrying amount for such reporting unit, then the two-step goodwill impairment test would be required. Otherwise, further goodwill impairment testing would not be required. Companies are not required to perform the qualitative assessment for any reporting unit in any period and may proceed directly to Step 1 of the goodwill impairment test. A company that validates its conclusion by measuring fair value can resume performing the qualitative assessment in any subsequent period. ASU 2011-08 became effective for annual and interim goodwill impairment tests performed with respect to fiscal years beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-09 (“ASU 2011-09”), which amends ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of ASU 2011-09 is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans and (4) the nature of the employer’s commitments to the plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On December 23, 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”) which defers certain provisions of ASU 2011-05. One provision of ASU 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred under ASU 2011-12 and will be further deliberated by the FASB at a future date. During the deferral period, all entities are required to comply with existing requirements for reclassification adjustments in Accounting Standards Codification 220, Comprehensive Income, which indicates that “[a]n entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements.” The effective date of ASU 2011-12 for public entities is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended April 2, 2011

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended March 31, 2012 and April 2, 2011. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Three months ended
In thousands	March 31, 2012	April 2, 2011	$ Change	% Change
Net sales	$258,803	$250,738	$8,065	3.2%
Cost of products sold	126,619	119,903	6,716	5.6%

Gross profit	132,184	130,835	1,349	1.0%
% of net sales	51.1%	52.2%

Selling and administrative expenses	110,938	116,685	(5,747)	(4.9%)
% of net sales	42.9%	46.5%

Gain on disposal of fixed assets	(1,838)	(61)	(1,777)	NM
Special charges	1,490	2,763	(1,273)	NM

Operating income	21,594	11,448	10,146	88.6%
% of net sales	8.3%	4.6%

Interest expense, net	39,476	42,599	(3,123)	(7.3%)

Loss before income taxes	(17,882)	(31,151)	13,269
Benefit from income taxes	(7,745)	(12,677)	4,932	38.9%

Net loss	$(10,137)	$(18,474)	$8,337	45.1%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended March 31, 2012 and April 2, 2011. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	March 31, 2012	April 2, 2011	$ Change	% Change
Net sales
Scholastic	$155,401	$156,282	$(881)	(0.6%)
Memory Book	5,523	5,572	(49)	(0.9%)
Marketing and Publishing Services	97,891	88,890	9,001	10.1%
Inter-segment eliminations	(12)	(6)	(6)	NM

Net sales	$258,803	$250,738	$8,065	3.2%

Operating income (loss)
Scholastic	$23,922	$18,510	$5,412	29.2%
Memory Book	(14,394)	(14,878)	484	3.3%
Marketing and Publishing Services	12,066	7,816	4,250	54.4%

Operating income	$21,594	$11,448	$10,146	88.6%

Depreciation and amortization
Scholastic	$9,202	$9,210	$(8)	(0.1%)
Memory Book	8,351	8,707	(356)	(4.1%)
Marketing and Publishing Services	8,445	8,548	(103)	(1.2%)

Depreciation and amortization	$25,998	$26,465	$(467)	(1.8%)

NM = Not meaningful

Net Sales. Consolidated net sales increased $8.1 million, or 3.2%, to $258.8 million for the first fiscal quarter ended March 31, 2012 compared to $250.7 million for the first fiscal quarter of 2011. Included in consolidated net sales for the quarter ended March 31, 2012 were approximately $2.5 million of incremental sales in the Marketing and Publishing Services segment attributed to the impact from the acquisition of Color Optics in April 2011. Excluding the impact of this item, consolidated net sales increased $5.6 million for the first fiscal quarter ended March 31, 2012 compared to the same prior year period.

Net sales for the Scholastic segment were $155.4 million, a decrease of less than 1% compared to $156.3 million for the first fiscal quarter of 2011. This decrease was primarily attributable to lower volume in certain products, including announcements.

Net sales for the Memory Book segment were $5.5 million and essentially flat year-over-year when compared to $5.6 million for the first fiscal quarter of 2011.

Net sales for the Marketing and Publishing Services segment increased $9.0 million, or 10.1%, to $97.9 million from $88.9 million for the first fiscal quarter of 2011. This increase was primarily attributable to significantly higher volume in our sampling operations, including the incremental impact from the acquisition of Color Optics and the volume from our Latin American sampling operations, the results of which were recognized beginning in the second quarter of 2011, offset somewhat by lower volume in our direct mail operations.

Gross Profit. Consolidated gross profit increased $1.3 million, or 1.0%, to $132.2 million for the three months ended March 31, 2012 from $130.8 million for the three-month period ended April 2, 2011. As a percentage of net sales, gross profit margin for the three months ended March 31, 2012 decreased to 51.1% from 52.2% for the comparative period in 2011. This decrease in gross profit margin was primarily due to higher pension expense and the continued shift in jewelry sales metal mix to lower priced metals in our Scholastic segment.

Selling and Administrative Expenses. Selling and administrative expenses decreased $5.7 million, or 4.9%, to $110.9 million for the three months ended March 31, 2012 from $116.7 million for the corresponding period in 2011. This decrease reflected an approximately $2.4 million decrease in stock-based compensation expense and the absence of costs of approximately $3.8 million associated with the Repricing that were included in our first quarter 2011 results. Excluding the impact of stock-based compensation expense and costs associated with the Repricing, selling and administrative expenses increased $0.4 million and, as a percentage of net sales, were approximately 42.8% for the three months ended March 31, 2012 compared to 44.0% for the three months ended April 2, 2011. This improvement was due to the impact of minimal incremental costs associated with revenue increases period-over-period.

Special Charges. During the three months ended March 31, 2012, the Company recorded $1.3 million of restructuring costs and $0.2 million of other special charges. Restructuring costs consisted of $1.3 million of severance and related benefits associated with reductions in force in the Marketing and Publishing Services segment. Other special charges consisted of $0.2 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 57 in the Marketing and Publishing Services segment.

During the three months ended April 2, 2011, the Company recorded $1.4 million of restructuring costs and $1.4 million of other special charges. Restructuring costs consisted of $0.8 million, $0.3 million and $0.3 million of severance and related benefits associated with reductions in force in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. Other special charges consisted of $1.4 million of non-cash asset related impairment charges associated with the sale of one of our owned facilities. The associated employee headcount reductions related to the above actions were 45, six and three in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income increased $10.2 million to $21.6 million for the three months ended March 31, 2012 compared to $11.4 million for the comparable period in 2011. As a percentage of net sales, operating income increased to 8.3% for the first fiscal quarter of 2012 from 4.6% for the same period in 2011.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	March 31, 2012	April 2, 2011	$ Change	% Change
Interest expense	$36,464	$40,158	$(3,694)	(9.2%)
Amortization of debt discount, premium and deferred financing costs	3,034	2,463	571	23.2%
Interest income	(22)	(22)	—	NM

Interest expense, net	$39,476	$42,599	$(3,123)	(7.3%)

NM = Not meaningful

Net interest expense decreased $3.1 million to $39.5 million for the three months ended March 31, 2012 compared to $42.6 million for the comparative 2011 period primarily due to lower interest rates resulting from the Repricing and lower borrowings as a result of the $60.0 million voluntary pre-payment we made under the Term Loan Credit Facility in December 2011.

Income Taxes. We recorded an income tax benefit for the three months ended March 31, 2012 based on our best estimate of the consolidated effective tax rate applicable for the entire year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the quarters ended March 31, 2012 and April 2, 2011 were 43.2% and 40.7%, respectively. The increase in the rate of tax benefit from the first quarter of 2011 to the first quarter of 2012 was primarily due to the recognition in the 2011 fiscal quarter of a tax adjustment to reflect increased tax rates at which we expected deferred tax assets and liabilities to be realized or settled in the future as a result of changes in certain state income tax rates.

Net Loss. As a result of the aforementioned items, we reported a net loss of $10.1 million for the three months ended March 31, 2012 compared to a net loss of $18.5 million for the three months ended April 2, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity for the first three months of fiscal 2012 and 2011 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Three months ended
In thousands	March 31, 2012	April 2, 2011
Net cash provided by (used in) operating activities	$37,119	$(1,768)
Net cash used in investing activities	(15,241)	(12,730)
Net cash provided by (used in) financing activities	928	(20,571)
Effect of exchange rate changes on cash	(3)	37

Increase (decrease) in cash and cash equivalents	$22,803	$(35,032)

For the three months ended March 31, 2012, cash provided by operating activities was $37.1 million compared with cash used in operating activities of $1.8 million for the comparable prior year period. The increase in cash provided by operating activities of $38.9 million was attributable to the timing of cash interest payments and higher cash earnings offset somewhat by increased working capital.

Net cash used in investing activities for the three months ended March 31, 2012 was $15.2 million compared with $12.7 million for the comparative 2011 period. The $2.5 million change was primarily driven by increased expenditures for property, plant and equipment of $5.0 million during the first three months of 2012 versus the comparable 2011 period offset by proceeds from the sale of property, plant and equipment of $3.3 million during the first three months of 2012 versus the comparable 2011 period. Our capital expenditures relating to purchases of property, plant and equipment were $17.8 million and $12.8 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

Net cash provided by financing activities for the three months ended March 31, 2012 was $0.9 million, compared with cash used in financing activities of $20.6 million for the comparable 2011 period. Net cash provided by financing activities for the three months ended March 31, 2012 primarily consisted of $2.1 million of proceeds from the issuance of long-term debt in connection with equipment financing arrangements, offset somewhat by $1.1 million of net repayments of long-term debt. Net cash used in financing activities for the three months ended April 2, 2011 primarily consisted of $4.0 million for the repayment of long-term debt under our Term Loan Credit Facility, equipment financing arrangements and capital leases and $16.6 million related to debt financing costs and related expenses from the Repricing described below.

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

In the fourth quarter of 2011, we entered into the Swap Transactions in an aggregate initial notional principal amount of $600.0 million with respect to our variable rate term loan indebtedness under the Credit Facilities. Each of the Swap Transactions had an effective date of January 3, 2012 and a maturity date of July 5, 2016, and is designed to mitigate the effect of increases in interest rates between the effective date of the Swap Transactions and their maturity or earlier termination. See Note 11, Derivative Financial Instruments and Hedging Activities, for further details.

We use cash generated from operations primarily for debt service obligations and capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on-hand and, if consummated, future financings. Based upon the current level of operations, management expects our cash flows from operations along with availability under our Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt interest and retirement obligations and related costs, and capital spending for the foreseeable future. To the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof.

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

We have substantial debt service requirements and are highly leveraged. As of March 31, 2012, we had total indebtedness of $1,937.8 million (exclusive of $11.9 million of standby letters of credit outstanding and $18.4 million of original issue discount related to the Term Loan Credit Facility), including $1,174.4 million outstanding under the Term Loan Credit Facility, $750.0 million aggregate principal amount outstanding under the Senior Notes and $13.4 million of outstanding borrowings under capital lease and equipment financing arrangements. Our cash and cash equivalents as of March 31, 2012 totaled $58.8 million. We had no outstanding borrowings under the Revolving Credit Facility as of March 31, 2012 (other than the $11.9 million outstanding in the form of standby letters of credit). As of March 31, 2012, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $163.1 million of available borrowings (net of standby letters of credit) under the $175.0 million Revolving Credit Facility as of March 31, 2012.

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

There were no material changes in our exposure to market risk during the quarter ended March 31, 2012. In the first quarter, there continued to be unprecedented volatility in the price of gold. To mitigate continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover all of our needs for 2012 and a portion of 2013. For additional information, refer to the discussion under Part I, Item 1., Note 12, Commitments and Contingencies and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, elsewhere in this report and Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the first fiscal quarter ended March 31, 2012, we did not issue or sell any equity securities.

ITEM 5.	OTHER INFORMATION

During 2011, the FASB issued ASU 2011-05 and ASU 2011-12, amending previous guidance on the presentation of comprehensive income in financial statements. See Note 2, Significant Accounting Policies, for further details. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted these standards as of January 1, 2012, and will present net income and other comprehensive income in one continuous statement of comprehensive income in our future annual financial statements.

The table below reflects the retrospective application of this amended guidance for each of the three years ended December 31, 2011, January 1, 2011 and January 2, 2010, and should be read in conjunction with our consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2011. The retrospective application of this guidance did not have a material impact on our financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Years Ended
In thousands	December 31, 2011	January 1, 2011	January 2, 2010
Net (loss) income	$(14,884)	$56,167	$90,660

Other comprehensive (loss) income, net of tax:
Cumulative translation adjustment	(1,137)	(227)	1,078
Pension and other postretirement benefit plans, net of tax	(29,001)	(2,222)	(2,668)
Change in market value of derivative financial instruments, net of tax	(3,427)	—	—

Total other comprehensive loss, net of tax	$(33,565)	$(2,449)	$(1,590)

Comprehensive (loss) income	$(48,449)	$53,718	$89,070

The table below also reflects the retrospective application of the amended guidance for each of the three years ended December 31, 2011, January 1, 2011 and January 2, 2010, and should be read in conjunction with Note 19, Condensed Consolidating Guarantor Information, to our consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2011. The retrospective application of this guidance did not have a material impact on our financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
December 31, 2011
Comprehensive (loss) income	$(48,449)	$(25,619)	$7,018	$18,601	$(48,449)

January 1, 2011
Comprehensive income	$53,718	$85,944	$5,791	$(91,735)	$53,718

January 2, 2010
Comprehensive income	$89,070	$97,080	$6,268	$(103,348)	$89,070

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.).

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(1)	By-Laws of Visant Corporation.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: May 15, 2012	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: May 15, 2012	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)