Form 10-Q
period 2012-06-30
VISANT CORP
filed 2012-08-14
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
In thousands	2012	2011	2012	2011
Net sales	$464,655	$493,148	$723,458	$743,886
Cost of products sold	198,105	205,715	324,724	325,618

Gross profit	266,550	287,433	398,734	418,268
Selling and administrative expenses	122,169	129,200	233,107	245,885
Gain on disposal of fixed assets	(328)	(364)	(2,166)	(425)
Special charges	7,202	8,751	8,692	11,514

Operating income	137,507	149,846	159,101	161,294
Interest expense, net	39,443	39,626	78,919	82,225

Income before income taxes	98,064	110,220	80,182	79,069
Provision for income taxes	41,451	49,669	33,706	36,992

Net income	$56,613	$60,551	$46,476	$42,077

Comprehensive income	$55,066	$60,466	$45,494	$42,239

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
In thousands, except share amounts	2012	2011
ASSETS
Cash and cash equivalents	$63,830	$36,014
Accounts receivable, net	133,809	112,838
Inventories	79,167	109,290
Salespersons overdrafts, net of allowance of $11,252 and $12,915, respectively	16,498	30,074
Prepaid expenses and other current assets	17,026	19,313
Income tax receivable	2,544	2,022
Deferred income taxes	18,235	21,896

Total current assets	331,109	331,447

Property, plant and equipment	519,580	501,286
Less accumulated depreciation	(313,366)	(291,236)

Property, plant and equipment, net	206,214	210,050
Goodwill	983,114	983,114
Intangibles, net	426,144	448,394
Deferred financing costs, net	48,053	52,486
Deferred income taxes	2,564	2,564
Other assets	13,240	11,533
Prepaid pension costs	4,906	4,906

Total assets	$2,015,344	$2,044,494

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$50,643	$55,350
Accrued employee compensation and related taxes	34,850	30,547
Commissions payable	33,294	21,365
Customer deposits	69,386	176,996
Income taxes payable	63,868	29,812
Current portion of long-term debt and capital leases	4,432	4,026
Interest payable	35,317	34,294
Other accrued liabilities	27,342	36,384

Total current liabilities	319,132	388,774

Long-term debt and capital leases - less current maturities	1,914,741	1,913,579
Deferred income taxes	159,031	158,095
Pension liabilities, net	95,270	97,174
Other noncurrent liabilities	39,441	44,851

Total liabilities	2,527,615	2,602,473

Mezzanine equity	792	578
Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid-in-capital	103	103
Accumulated deficit	(449,023)	(495,499)
Accumulated other comprehensive loss	(64,143)	(63,161)

Total stockholder’s deficit	(513,063)	(558,557)

Total liabilities, mezzanine equity and stockholder’s deficit	$2,015,344	$2,044,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
In thousands	June 30, 2012	July 2, 2011
Net income	$46,476	$42,077
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24,169	25,051
Amortization of intangible assets	27,201	27,801
Amortization of debt discount, premium and deferred financing costs	6,098	5,649
Other amortization	201	220
Deferred income taxes	4,753	8,185
Gain on disposal of fixed assets	(2,166)	(425)
Stock-based compensation	214	241
Loss on asset impairments	370	4,269
Other	575	3,796
Changes in assets and liabilities:
Accounts receivable	(21,491)	(35,633)
Inventories	30,011	23,786
Salespersons overdrafts	13,579	14,232
Prepaid expenses and other current assets	897	5,723
Accounts payable and accrued expenses	2,065	1,871
Customer deposits	(107,649)	(111,246)
Commissions payable	11,926	14,758
Income taxes payable/receivable	33,562	24,355
Interest payable	1,023	(12,696)
Other operating activities, net	(15,012)	4,451

Net cash provided by operating activities	56,802	46,465

Purchases of property, plant and equipment	(30,747)	(27,471)
Proceeds from sale of property and equipment	3,586	2,970
Acquisition of business, net of cash acquired	—	(4,681)
Additions to intangibles	(1,305)	(106)
Other investing activities, net	1	—

Net cash used in investing activities	(28,465)	(29,288)

Short-term borrowings	30,000	—
Short-term repayments	(30,000)	—
Repayment of long-term debt and capital lease obligations	(2,229)	(8,166)
Proceeds from issuance of long-term debt and capital leases	2,094	349
Debt financing costs and related expenses	—	(16,579)

Net cash used in financing activities	(135)	(24,396)

Effect of exchange rate changes on cash and cash equivalents	(386)	15

Increase (decrease) in cash and cash equivalents	27,816	(7,204)
Cash and cash equivalents, beginning of period	36,014	60,197

Cash and cash equivalents, end of period	$63,830	$52,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Visant Holding Corp.’s (“Holdco”) outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. As of June 30, 2012, affiliates of KKR and DLJMBP III (collectively, the “Sponsors”) held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of June 30, 2012, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

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

Amounts previously reported for “Stock-based compensation” and “Other operating activities, net” within the operating section of the Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2011 have been adjusted in order to present separately the amount of stock-based compensation not settled in cash; however, total net cash provided by operating activities was unchanged.

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the total net warranty costs on rings was $1.2 million and $1.3 million for each of the three-month periods ended June 30, 2012 and July 2, 2011, respectively. The provision for the total net warranty costs on rings was $2.6 million and $2.7 million for each of the six-month periods ended June 30, 2012 and July 2, 2011, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the Condensed Consolidated Balance Sheets were approximately $0.6 million as of each of June 30, 2012 and December 31, 2011.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $2.2 million and $1.7 million for each of the quarters ended June 30, 2012 and July 2, 2011, respectively. Advertising expense totaled $4.2 million for the six months ended June 30, 2012 and $3.7 million for the six months ended July 2, 2011.

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

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. Visant recognized total stock-based compensation expense of approximately $0.1 million and $3.4 million for each of the three months ended June 30, 2012 and July 2, 2011, respectively. Visant recognized total stock-based compensation expense of approximately $0.2 million and $5.9 million for each of the six months ended June 30, 2012 and July 2, 2011, respectively. Stock-based compensation is included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the balance sheet as of both June 30, 2012 and December 31, 2011.

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

In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”) which defers certain provisions of ASU 2011-05. One provision of ASU 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred under ASU 2011-12 and will be further deliberated by the FASB at a future date. During the deferral period, all entities are required to comply with existing requirements for reclassification adjustments in Accounting Standards Codification 220, Comprehensive Income, which indicates that “an entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements.” The effective date of ASU 2011-12 for public entities is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

3.	Restructuring Activity and Other Special Charges

During the three months ended June 30, 2012, the Company recorded $7.1 million of restructuring costs and $0.1 million of other special charges. Restructuring costs consisted of $5.5 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility which will be substantially completed by early 2013, and $0.9 million of severance and related benefits in the Scholastic segment associated with reductions in force. Also included for the second fiscal quarter ended June 30, 2012 were $0.7 million of costs consisting of severance and related benefits associated with reductions in force in connection with the consolidation of certain operations in the Marketing and Publishing Services segment. Other special charges consisted of $0.1 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 374 and 21 in the Memory Book and Scholastic segments, respectively.

During the six-month period ended June 30, 2012, the Company recorded $8.3 million of restructuring costs and $0.4 million of other special charges. Restructuring costs consisted of $5.5 million, $2.0 million and $0.9 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility in the Memory Book segment, which will be substantially completed by early 2013, and reductions in force in the Marketing and Publishing Services and Scholastic segments, respectively. Other special charges consisted of $0.4 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 374, 57 and 21 in the Memory Book, Marketing and Publishing Services and Scholastic segments, respectively.

During the three months ended July 2, 2011, the Company recorded $5.8 million of restructuring costs and $2.9 million of other special charges. Restructuring costs consisted of $4.1 million, $1.3 million and $0.4 million of severance and related benefits associated with reductions in force in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $0.7 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment associated with the closure of the Milwaukee, Wisconsin facility. The associated employee headcount reductions related to the above actions were 231, 92 and 23 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

During the six-month period ended July 2, 2011, the Company recorded $7.2 million of restructuring costs and $4.3 million of other special charges. Restructuring costs consisted of $4.4 million, $2.1 million and $0.7 million of severance and related benefits associated with reductions in force in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $2.1 million of non-cash asset related impairment charges associated with the closure of the Milwaukee, Wisconsin facility. The associated employee headcount reductions related to the above actions were 234, 137 and 29 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

Restructuring accruals of $7.8 million and $2.9 million as of June 30, 2012 and December 31, 2011, respectively, are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The accruals included amounts provided for severance and related benefits related to headcount reductions in each segment.

On a cumulative basis through June 30, 2012, the Company incurred $28.7 million of employee severance and related benefit costs associated with the 2012, 2011, 2010 and 2009 initiatives, which affected an aggregate of 1,594 employees. The Company paid $20.8 million in cash related to these initiatives as of June 30, 2012.

Changes in the restructuring accruals during the first six months of 2012 were as follows:

In thousands	2012 Initiatives	2011 Initiatives	2010 Initiatives	2009 Initiatives	Total
Balance at December 31, 2011	$—	$2,384	$241	$267	$2,892
Restructuring charges	8,392	(57)	(12)	—	8,323
Severance and related benefits paid	(1,292)	(1,871)	(148)	(56)	$(3,367)

Balance at June 30, 2012	$7,100	$456	$81	$211	$7,848

The majority of the remaining severance and related benefits associated with all initiatives are expected to be paid by the end of 2013.

4.	Acquisitions

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

The final allocation of the purchase price for the Color Optics acquisition was as follows:

In thousands
Current assets	$3,451
Property, plant and equipment	614
Intangible assets	—
Goodwill	—
Long-term assets	2,412
Current liabilities	(1,647)
Long-term liabilities	(54)

$4,776

The Color Optics acquisition was not considered material to the Company’s results of operations, financial position or cash flows.

5.	Comprehensive Income

The following amounts were included in determining comprehensive income for the Company as of the dates indicated:

	Three months ended		Six months ended
In thousands	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$56,613	$60,551	$46,476	$42,077
Change in cumulative translation adjustment	(580)	104	(530)	539
Pension and other postretirement benefit plans, net of tax	756	(189)	1,511	(377)
Deferred loss on derivatives, net of tax	(1,723)	—	(1,963)	—

Comprehensive income	$55,066	$60,466	$45,494	$42,239

6.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	June 30, 2012	December 31, 2011
Trade receivables	$152,047	$125,198
Allowance for doubtful accounts	(5,064)	(5,326)
Allowance for sales returns	(13,174)	(7,034)

Accounts receivable, net	$133,809	$112,838

7.	Inventories

Inventories were comprised of the following:

In thousands	June 30, 2012	December 31, 2011
Raw materials and supplies	$35,737	$48,144
Work-in-process	22,666	31,685
Finished goods	20,764	29,461

Inventories	$79,167	$109,290

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at June 30, 2012 and July 2, 2011 was $29.4 million and $28.5 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.3 million for each of the three-month periods ended June 30, 2012 and July 2, 2011, respectively. The consignment fees expensed for each of the six months ended June 30, 2012 and July 2, 2011 were $0.5 million. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of June 30, 2012. As of June 30, 2012, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”) was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the outstanding Senior Notes, with a principal amount of $750.0 million, approximated $749.1 million at such date. As of June 30, 2012, the fair value of the term loan B facility maturing in 2016 (the “Term Loan Credit Facility”) was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the Term Loan Credit Facility, with an outstanding principal amount of $1,174.4 million, approximated $1,139.2 million at such date.

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

Each of the Senior Notes and the Term Loan Credit Facility are classified within Level 2 of the valuation hierarchy as of each of June 30, 2012 and December 31, 2011.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at December 31, 2011	$309,878	$391,178	$282,058	$983,114
Goodwill additions during the period	—	—	—	—
Reduction in goodwill	—	—	—	—
Currency translation	—	—	—	—

Balance at June 30, 2012	$309,878	$391,178	$282,058	$983,114

Information regarding other intangible assets is as follows:

		June 30, 2012			December 31, 2011
		Gross			Gross
	Estimated	carrying	Accumulated		carrying	Accumulated
In thousands	useful life	amount	amortization	Net	amount	amortization	Net
School relationships	10 years	$330,000	$(294,598)	$35,402	$330,000	$(278,161)	$51,839
Internally developed software	2 to 5 years	9,800	(9,800)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	12,825	(11,738)	1,087	12,692	(11,670)	1,022
Customer relationships	4 to 40 years	159,349	(54,828)	104,521	158,339	(48,811)	109,528
Trademarks (definite lived)	20 years	483	(55)	428	471	(32)	439
Restrictive covenants	3 to 10 years	59,026	(35,800)	23,226	55,459	(31,373)	24,086

		571,483	(406,819)	164,664	566,761	(379,847)	186,914
Trademarks	Indefinite	261,480	—	261,480	261,480	—	261,480

		$832,963	$(406,819)	$426,144	$828,241	$(379,847)	$448,394

Amortization expense related to other intangible assets was $13.4 million and $13.9 million for the three months ended June 30, 2012 and July 2, 2011, respectively. For the six months ended June 30, 2012 and July 2, 2011, amortization expense related to other intangible assets was $27.2 million and $27.8 million, respectively.

Based on intangible assets in service as of June 30, 2012, estimated amortization expense for the remainder of fiscal 2012 and each of the five succeeding fiscal years is $18.6 million for 2012, $44.3 million for 2013, $15.1 million for 2014, $14.3 million for 2015, $12.5 million for 2016 and $9.0 million for 2017.

10.	Debt

Debt obligations as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
In thousands	2012	2011
Senior secured term loan facilities, net of original issue discount of $17.5 million:
Term Loan B, variable rate, 5.25% at June 30, 2012 with quarterly interest payments, principal due and payable at maturity - December 2016	$1,156,877	$1,155,212
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $37.5 million in April and October, principal due and payable at maturity - October 2017	750,000	750,000

	1,906,877	1,905,212
Equipment financing arrangements	7,151	6,055
Capital lease obligations	5,145	6,338

Total debt	$1,919,173	$1,917,605

Senior Secured Credit Facilities

In connection with the refinancing consummated by Visant on September 22, 2010 (the “Refinancing”), Visant entered into senior secured credit facilities, among Visant, as borrower, Jostens Canada Ltd. (“Jostens Canada”), as Canadian borrower, Visant Secondary Holdings Corp. (“Visant Secondary”), as guarantor, the lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse AG, Toronto Branch, as Canadian administrative agent, for the Term Loan Credit Facility and a revolving credit facility expiring in 2015 consisting of a $165.0 million U.S. revolving credit facility available to Visant and its subsidiaries and a $10.0 million Canadian revolving credit facility available to Jostens Canada (the “Revolving Credit Facility” and together with the Term Loan Credit Facility, the “Credit Facilities”). The borrowing capacity under the Revolving Credit Facility can also be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility). On March 1, 2011, Visant announced the completion of the repricing of the Term Loan Credit Facility (the “Repricing”). The amended Term Loan Credit Facility provides for an interest rate for each term loan based upon LIBOR or an alternative base rate (“ABR”) plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1.00% of the outstanding principal amount of the Term Loan Credit Facility along with certain other fees and expenses. The Credit Facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan Credit Facility in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the Term Loan Credit Facility. Amounts borrowed under the Term Loan Credit Facility that are repaid or prepaid may not be reborrowed. On December 22, 2011, Visant made an optional prepayment of $60.0 million on its Term Loan Credit Facility.

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

As of June 30, 2012, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.00%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of June 30, 2012, there was $11.9 million outstanding in the form of letters of credit, leaving $163.1 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

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

The Indenture contains restrictive covenants that limit, among other things, the ability of Visant and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock, (ii) pay dividends on or make other distributions or repurchase capital stock or make other restricted payments, (iii) make investments, (iv) impose limits on the ability to pay dividends or other payments by restricted subsidiaries to Visant or other restricted subsidiaries, (v) create liens on pari passu or subordinated indebtedness without securing the notes, (vi) sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Visant’s assets, (vii) enter into certain transactions with affiliates and (viii) designate Visant’s subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

11.	Derivative Financial Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its management of interest rate risk. During the three and six months ended June 30, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt under the Term Loan Credit Facility. As of June 30, 2012, the Company had three outstanding interest rate derivatives with an outstanding aggregate notional amount of $600.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of June 30, 2012, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest on the hedged debt impacts earnings. The Company estimates that $3.6 million will be reclassified as an increase to interest expense over the next twelve fiscal months.

The fair value of outstanding derivative instruments as of June 30, 2012 and December 31, 2011 was as follows:

Classification in the Consolidated Balance Sheets In thousands		June 30, 2012	December 31, 2011
Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$3,563	$3,705
Interest rate swaps	Other noncurrent liabilities	5,041	1,766

Total		$8,604	$5,471

The following table summarizes the activity of derivative instruments that qualify for hedge accounting as of December 31, 2011 and June 30, 2012, and the impact of such derivative instruments on accumulated other comprehensive loss for the six months ended June 30, 2012:

In thousands	December 31, 2011	Amount of loss recognized in Accumulated Other Comprehensive Loss on derivatives (effective portion)	Amount of loss reclassified from Accumulated Other Comprehensive Loss to interest expense (effective portion)	June 30, 2012
Interest rate swaps designated as cash flow hedges	$(5,471)	$(5,034)	$1,901	$(8,604)

The following table provides the location in the Company’s financial statements of the recognized gain or loss related to such derivative instruments:

	Three months ended
In thousands	June 30, 2012	July 2, 2011
Interest rate swaps designated as cash flow hedges recognized in interest expense	$961	$—

	Six months ended
In thousands	June 30, 2012	July 2, 2011
Interest rate swaps designated as cash flow hedges recognized in interest expense	$1,901	$—

Based on an evaluation of the inputs used, the Company has categorized its derivative instruments to be within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the derivative instruments at the end of the applicable reporting period.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of June 30, 2012, and July 2, 2011, the Company did not have any derivatives outstanding that were not designated as hedges.

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of June 30, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.1 million. As of June 30, 2012, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at their termination value of $10.1 million.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of June 30, 2012, the Company had purchase commitment contracts outstanding totaling $16.0 million with delivery dates occurring through 2013. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of June 30, 2012, the fair market value of open precious metal forward contracts was $15.3 million based on quoted future prices for each contract.

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

The Company recorded an income tax provision for the six months ended June 30, 2012 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rate for 2012 is 42.9% before taking into account the impact of $0.7 million of accruals considered a current period tax benefit. The combined effect of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective tax rate of 42.0% for the six-month period ended June 30, 2012.

For the comparable six-month period ended July 2, 2011, the effective income tax rate was 46.8%. The decrease in the effective tax rate from 2011 to 2012 was primarily due to reduced state income taxes related to tax credits in connection with the consolidation of facilities in the Memory Book segment.

The Company’s income tax rate continues to be unfavorably impacted by the loss of the domestic manufacturing deduction and the higher cost of foreign earnings repatriations due to the Company’s anticipated taxable loss position for 2012 after carrying forward prior year U.S. federal net operating loss carryforwards reported by Holdco. Holdco reported U.S. federal tax losses for 2010 and 2011 primarily as a result of the repurchase and redemption of its 10.25% senior discount notes due 2013 in 2010, which included tax deferred original issue discount, and the Repricing, respectively.

For the six-month period ended June 30, 2012, the Company’s tax and interest accrual for unrecognized tax benefits was a net tax benefit of $0.7 million. During the period, the Company evaluated its tax positions and concluded that certain unrecognized tax benefit accruals, primarily related to the timing of operating loss utilization, were no longer required because evolving tax guidance indicated the positions will more likely than not be sustained. Accordingly, the Company recognized $8.2 million of current tax benefit and $7.4 million of deferred tax expense in connection with tax positions it reevaluated during the period.

At June 30, 2012, the Company’s unrecognized tax benefit liability totaled $11.4 million, including interest and penalty accruals totaling $2.8 million. At December 31, 2011, the Company’s unrecognized tax benefit liability totaled $19.5 million, including interest and penalty accruals totaling $3.4 million. Substantially all of the liability was included in noncurrent liabilities for each of the periods.

Holdco’s income tax filings for 2005 to 2010 are subject to examination in the U.S federal tax jurisdiction. In connection with an examination of Holdco’s income tax filings for 2005 and 2006, the Internal Revenue Service (the “IRS”) proposed certain transfer price adjustments with which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in certain state jurisdictions and in France for the 2005 to 2010 periods, none of which was individually material. During 2009, the Company filed a notice of objection with the Canadian Revenue Agency (the “CRA”) in connection with the CRA’s reassessment of tax years 1996 and 1997 for issues related to transfer pricing. During 2010, the Company was notified that the CRA withdrew its original assessment for both tax periods. As a result, a net income tax benefit of $0.8 million was included in the 2010 results of operations for assessments of Canadian tax and interest previously paid. The CRA’s examination of the Company’s Canadian income tax filings for 2007 and 2008 was concluded in 2011 without adjustment. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.7 million.

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

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit expense (income) for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	June 30,	July 2,	June 30,	July 2,
In thousands	2012	2011	2012	2011
Service cost	$1,146	$1,233	$1	$2
Interest cost	4,492	4,458	16	25
Expected return on plan assets	(6,009)	(6,173)	—	—
Amortization of prior service cost	(211)	(208)	(69)	(69)
Amortization of net actuarial loss	1,528	583	6	7

Net periodic benefit expense (income)	$946	$(107)	$(46)	$(35)

	Pension benefits		Postretirement benefits
	Six months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
In thousands	2012	2011	2012	2011
Service cost	$2,292	$2,466	$2	$4
Interest cost	8,985	8,916	32	50
Expected return on plan assets	(12,018)	(12,346)	—	—
Amortization of prior service cost	(422)	(416)	(138)	(138)
Amortization of net actuarial loss	3,057	1,166	13	14

Net periodic benefit expense (income)	$1,894	$(214)	$(91)	$(70)

As of December 31, 2011, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2012 due to the funded status and credit balances of the qualified plans, and this expectation for 2012 had not changed as of June 30, 2012. The Company anticipates beginning to need to make pension cash contributions after 2012. For the six months ended June 30, 2012, the Company did not make any contributions to its qualified pension plans and contributed $1.2 million and $0.2 million to its non-qualified pension plans and postretirement welfare plans, respectively. The non-qualified pension payments are consistent with the amount anticipated as of December 31, 2011. The postretirement welfare plan payments were slightly higher than anticipated but are not considered material.

15.	Stock-Based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of June 30, 2012, there were 288,648 shares in total available for grant under the 2003 Plan. The maximum grant to any one person must not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

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

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock (“Class A Common Stock”). As of June 30, 2012, there were 141,727 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate, if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted, with most expiring between 2014 and 2016. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of June 30, 2012, there were 271,500 options vested under the 2004 Plan and zero options unvested and subject to future vesting.

2010 LTIP

During the first fiscal quarter of 2010, the Company implemented long-term phantom share incentive arrangements with certain key employees (the “2010 LTIP”). The awards were subject to vesting based on meeting certain performance objectives and/or continued employment. 2010 LTIP awards were settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum. During the six months ended June 30, 2012, payments in the aggregate of $8.8 million were made with respect to awards made under the 2010 LTIP.

Common Stock

Visant is an indirect, wholly owned subsidiary of Holdco. The Sponsors hold shares of the Class A Common Stock of Holdco, and additionally Visant’s equity-based incentive compensation plans are based on the value of the Class A Common Stock. There is no established public market for the Class A Common Stock. The fair market value of the Class A Common Stock is established pursuant to the terms of the 2004 Plan and is determined by a third party valuation, and the methodology to determine the fair market value under the equity incentive plans does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Fair value includes any premium for control or discount for minority interests or restrictions on transfers. Holdco used a discounted cash flow analysis and selected public company analysis to determine the enterprise value and share price for the Class A Common Stock.

Visant recognized total stock-based compensation expense of approximately $0.1 million and $3.4 million for the three months ended June 30, 2012 and July 2, 2011, respectively. Visant recognized stock-based compensation expense of approximately $0.2 million and $5.9 million for the six months ended June 30, 2012 and July 2, 2011, respectively. Stock-based compensation is included in selling and administrative expenses.

For the six-month periods ended June 30, 2012 and July 2, 2011, there were no issuances of restricted shares or stock options.

As of June 30, 2012, $0.5 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of 1.3 years.

Stock Options

The following table summarizes stock option activity for the Company:

		Weighted -
		average
Options in thousands	Options	exercise price
Outstanding at December 31, 2011	283	$44.93
Exercised	—	—
Granted	—	—
Forfeited/Expired	(2)	$130.45
Cancelled	—	—

Outstanding at June 30, 2012	281	$44.34

Vested or expected to vest at June 30, 2012	281	$44.34

Exercisable at June 30, 2012	281	$44.34

The weighted-average remaining contractual life of outstanding options at June 30, 2012 was approximately 2.7 years. As of June 30, 2012, there was no unrecognized stock-based compensation expense related to stock options expected to be recognized.

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

The following table presents information of the Company by business segment:

	Three months ended
	June 30,	July 2,
In thousands	2012	2011	$ Change	% Change
Net sales
Scholastic	$127,937	$135,684	$(7,747)	(5.7%)
Memory Book	257,565	268,834	(11,269)	(4.2%)
Marketing and Publishing Services	79,419	88,653	(9,234)	(10.4%)
Inter-segment eliminations	(266)	(23)	(243)	NM

	$464,655	$493,148	$(28,493)	(5.8%)

Operating income
Scholastic	$18,716	$21,585	$(2,869)	(13.3%)
Memory Book	114,536	120,179	(5,643)	(4.7%)
Marketing and Publishing Services	4,255	8,082	(3,827)	(47.4%)

	$137,507	$149,846	$(12,339)	(8.2%)

Depreciation and Amortization
Scholastic	$6,639	$6,838	$(199)	(2.9%)
Memory Book	10,858	11,186	(328)	(2.9%)
Marketing and Publishing Services	8,076	8,583	(507)	(5.9%)

	$25,573	$26,607	$(1,034)	(3.9%)

NM = Not meaningful

	Six months ended
	June 30,	July 2,
In thousands	2012	2011	$ Change	% Change
Net sales
Scholastic	$283,338	$291,966	$(8,628)	(3.0%)
Memory Book	263,088	274,406	(11,318)	(4.1%)
Marketing and Publishing Services	177,310	177,543	(233)	(0.1%)
Inter-segment eliminations	(278)	(29)	(249)	NM

	$723,458	$743,886	$(20,428)	(2.7%)

Operating income
Scholastic	$42,638	$40,095	$2,543	6.3%
Memory Book	100,142	105,301	(5,159)	(4.9%)
Marketing and Publishing Services	16,321	15,898	423	2.7%

	$159,101	$161,294	$(2,193)	(1.4%)

Depreciation and Amortization
Scholastic	$15,841	$16,048	$(207)	(1.3%)
Memory Book	19,209	19,893	(684)	(3.4%)
Marketing and Publishing Services	16,521	17,131	(610)	(3.6%)

	$51,571	$53,072	$(1,501)	(2.8%)

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $0.9 million for each of the three-month periods ended June 30, 2012 and July 2, 2011. The Company incurred $1.8 million of advisory fees from the Sponsors for each of the six-month periods ended June 30, 2012 and July 2, 2011. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of the Company’s businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company did not incur any charges during the three months ended June 30, 2012 and incurred approximately $0.6 million during the three months ended July 2, 2011 for services provided by KKR Capstone. The Company incurred approximately $0.2 million and $1.0 million during the six months ended June 30, 2012 and July 2, 2011, respectively, for services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

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

The Company participates in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between the Company and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of Visant’s and Holdco’s board of directors, is a director of First Data. Based on the applicable guidance, the Company records its portion of the profits from such “collaborative arrangement” as revenue. The Company is not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data is the “principal participant” in the “collaborative arrangement”. For the six months ended June 30, 2012 and July 2, 2011, the amount of revenue that the Company recognized through this arrangement was not material to its financial statements.

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Senior Notes are guaranteed by the U.S. Subsidiary Guarantors on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Immaterial amounts previously reported in the “Guarantors” and “Eliminations” column for “Net Sales” and “Cost of Product Sold” in the period ended July 2, 2011 have been adjusted in order to present the elimination of transactions among the guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Three months ended June 30, 2012

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$442,790	$31,868	$(10,003)	$464,655
Cost of products sold	—	189,704	18,586	(10,185)	198,105

Gross profit	—	253,086	13,282	182	266,550
Selling and administrative expenses	(47)	115,260	6,956	—	122,169
Gain on sale of assets	—	(328)	—	—	(328)
Special charges	—	7,202	—	—	7,202

Operating income	47	130,952	6,326	182	137,507
Net interest expense	38,885	34,104	38	(33,584)	39,443

(Loss) income before income taxes	(38,838)	96,848	6,288	33,766	98,064
Provision for income taxes	3,364	35,994	2,020	73	41,451

(Loss) income from operations	(42,202)	60,854	4,268	33,693	56,613
Equity (earnings) in subsidiary, net of tax	(98,815)	(4,268)	—	103,083	—

Net income	$56,613	$65,122	$4,268	$(69,390)	$56,613

					—

Comprehensive income	$55,066	$65,878	$3,688	$(69,566)	$55,066

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Three months ended July 2, 2011

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$472,808	$28,431	$(8,091)	$493,148
Cost of products sold	—	196,186	17,864	(8,335)	205,715

Gross profit	—	276,622	10,567	244	287,433
Selling and administrative expenses	1,836	121,655	5,709	—	129,200
Gain on sale of assets	—	(364)	—	—	(364)
Special charges	—	8,722	29	—	8,751

Operating (loss) income	(1,836)	146,609	4,829	244	149,846
Net interest expense	38,980	35,198	39	(34,591)	39,626

(Loss) income before income taxes	(40,816)	111,411	4,790	34,835	110,220
Provision for income taxes	7,122	40,918	1,534	95	49,669

(Loss) income from operations	(47,938)	70,493	3,256	34,740	60,551
Equity (earnings) in subsidiary, net of tax	(108,489)	(3,256)	—	111,745	—

Net Income	$60,551	$73,749	$3,256	$(77,005)	$60,551

Comprehensive income	$60,466	$73,560	$3,360	$(76,920)	$60,466

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Six months ended June 30, 2012

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$686,782	$52,178	$(15,502)	$723,458
Cost of products sold	—	306,565	33,702	(15,543)	324,724

Gross profit	—	380,217	18,476	41	398,734
Selling and administrative expenses	(750)	222,006	11,851	—	233,107
Gain on sale of assets	—	(2,166)	—	—	(2,166)
Special charges	—	8,710	(18)	—	8,692

Operating income	750	151,667	6,643	41	159,101
Net interest expense	77,719	68,626	100	(67,526)	78,919

(Loss) income before income taxes	(76,969)	83,041	6,543	67,567	80,182
Provision for income taxes	2,113	29,252	2,322	19	33,706

(Loss) income from operations	(79,082)	53,789	4,221	67,548	46,476
Equity (earnings) in subsidiary, net of tax	(125,558)	(4,221)	—	129,779	—

Net income	$46,476	$58,010	$4,221	$(62,231)	$46,476

Comprehensive income	$45,494	$59,521	$3,691	$(63,212)	$45,494

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Six months ended July 2, 2011

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$713,606	$41,886	$(11,606)	$743,886
Cost of products sold	—	309,242	28,272	(11,896)	325,618

Gross profit	—	404,364	13,614	290	418,268
Selling and administrative expenses	3,151	233,860	8,874	—	245,885
Gain on disposal of assets	—	(425)	—	—	(425)
Special charges	—	11,485	29	—	11,514

Operating (loss) income	(3,151)	159,444	4,711	290	161,294
Net interest expense	81,179	69,353	70	(68,377)	82,225

(Loss) income before income taxes	(84,330)	90,091	4,641	68,667	79,069
Provision for income taxes	4,752	30,611	1,516	113	36,992

(Loss) income from operations	(89,082)	59,480	3,125	68,554	42,077
Equity (earnings) in subsidiary, net of tax	(131,159)	(3,125)	—	134,284	—

Net income	$42,077	$62,605	$3,125	$(65,730)	$42,077

Comprehensive income	$42,239	$62,228	$3,664	$(65,892)	$42,239

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

June 30, 2012

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$56,072	$588	$7,170	$—	$63,830
Accounts receivable, net	1,663	114,590	17,556	—	133,809
Inventories	—	73,532	5,955	(320)	79,167
Salespersons overdrafts, net	—	15,568	930	—	16,498
Prepaid expenses and other current assets	701	15,242	1,083	—	17,026
Income tax receivable	2,544	—	—	—	2,544
Intercompany receivable	22,567	3,581	—	(26,148)	—
Deferred income taxes	2,965	16,074	154	(958)	18,235

Total current assets	86,512	239,175	32,848	(27,426)	331,109
Property, plant and equipment, net	111	203,920	2,183	—	206,214
Goodwill	—	959,004	24,110	—	983,114
Intangibles, net	—	415,079	11,065	—	426,144
Deferred financing costs, net	47,800	—	253	—	48,053
Deferred income taxes	—	—	2,564	—	2,564
Intercompany receivable	543,540	38,584	53,137	(635,261)	—
Other assets	846	12,300	94	—	13,240
Investment in subsidiaries	872,442	100,961	—	(973,403)	—
Prepaid pension costs	—	4,906	—	—	4,906

	$1,551,251	$1,973,929	$126,254	$(1,636,090)	$2,015,344

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$3,208	$41,430	$6,004	$1	$50,643
Accrued employee compensation	6,972	24,581	3,297	—	34,850
Customer deposits	—	63,129	6,257	—	69,386
Commissions payable	—	32,597	697	—	33,294
Income taxes payable	34,512	36,322	721	(7,687)	63,868
Interest payable	35,254	63	—	—	35,317
Current portion of long-term debt and capital leases	8	4,410	14	—	4,432
Intercompany payable	—	18,620	7,529	(26,149)	—
Other accrued liabilities	3,613	22,831	898	—	27,342

Total current liabilities	83,567	243,983	25,417	(33,835)	319,132
Long-term debt and capital leases, less current maturities	1,906,877	7,856	8	—	1,914,741
Intercompany payable	38,584	596,873	—	(635,457)	—
Deferred income taxes	(3,215)	155,788	(147)	6,605	159,031
Pension liabilities, net	21,142	74,128	—	—	95,270
Other noncurrent liabilities	16,567	22,859	15	—	39,441

Total liabilities	2,063,522	1,101,487	25,293	(662,687)	2,527,615
Mezzanine equity	792	—	—	—	792
Stockholder’s (deficit) equity	(513,063)	872,442	100,961	(973,403)	(513,063)

	$1,551,251	$1,973,929	$126,254	$(1,636,090)	$2,015,344

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$30,138	$2,334	$3,542	$—	$36,014
Accounts receivable, net	1,099	96,626	15,113	—	112,838
Inventories	—	104,998	4,652	(360)	109,290
Salespersons overdrafts, net	—	29,158	916	—	30,074
Prepaid expenses and other current assets	—	18,434	879	—	19,313
Income tax receivable	2,022	—	—	—	2,022
Intercompany receivable	—	12,400	—	(12,400)	—
Deferred income taxes	3,006	18,806	84	—	21,896

Total current assets	36,265	282,756	25,186	(12,760)	331,447
Property, plant and equipment, net	172	208,524	1,354	—	210,050
Goodwill	—	959,004	24,110	—	983,114
Intangibles, net	—	438,022	10,372	—	448,394
Deferred financing costs, net	52,486	—	—	—	52,486
Deferred income taxes	—	—	2,564	—	2,564
Intercompany receivable	592,610	14,303	56,229	(663,142)	—
Other assets	847	10,429	257	—	11,533
Investment in subsidiaries	812,921	97,270	—	(910,191)	—
Prepaid pension costs	—	4,906	—	—	4,906

	$1,495,301	$2,015,214	$120,072	$(1,586,093)	$2,044,494

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,135	$44,647	$5,570	$(2)	$55,350
Accrued employee compensation	6,579	21,405	2,563	—	30,547
Customer deposits	—	168,904	8,092	—	176,996
Commissions payable	—	20,651	714	—	21,365
Income taxes payable	28,478	1,414	62	(142)	29,812
Interest payable	34,204	90	—	—	34,294
Current portion of long-term debt and capital leases	12	3,996	18	—	4,026
Intercompany payable	12,075	(4,275)	4,598	(12,398)	—
Other accrued liabilities	13,553	21,673	1,158	—	36,384

Total current liabilities	100,036	278,505	22,775	(12,542)	388,774
Long-term debt and capital leases, less current maturities	1,905,214	8,351	14	—	1,913,579
Intercompany payable	14,303	649,057	—	(663,360)	—
Deferred income taxes	(5,783)	163,878	—	—	158,095
Pension liabilities, net	18,274	78,900	—	—	97,174
Other noncurrent liabilities	21,236	23,602	13	—	44,851

Total liabilities	2,053,280	1,202,293	22,802	(675,902)	2,602,473
Mezzanine equity	578	—	—	—	578
Stockholder’s (deficit) equity	(558,557)	812,921	97,270	(910,191)	(558,557)

	$1,495,301	$2,015,214	$120,072	$(1,586,093)	$2,044,494

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 30, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$46,476	$58,010	$4,221	$(62,231)	$46,476
Other cash (used in) provided by operating activities	(84,359)	32,561	(108)	62,232	10,326

Net cash (used in) provided by operating activities	(37,883)	90,571	4,113	1	56,802
Purchases of property, plant and equipment	—	(29,729)	(1,018)	—	(30,747)
Additions to intangibles	—	(134)	(1,171)	—	(1,305)
Proceeds from sale of property and equipment	—	3,586	—	—	3,586
Other investing activities, net	—	(2,099)	2,100	—	1

Net cash used in investing activities	—	(28,376)	(89)	—	(28,465)
Short-term borrowings	30,000	—	—	—	30,000
Short-term repayments	(30,000)	—	—	—	(30,000)
Repayments of long-term debt and capital leases	(6)	(2,213)	(10)	—	(2,229)
Proceeds from issuance of long-term debt	—	2,094	—	—	2,094
Intercompany payable (receivable)	63,823	(63,822)	—	(1)	—

Net cash provided by (used in) financing activities	63,817	(63,941)	(10)	(1)	(135)
Effect of exchange rate changes on cash and cash equivalents	—	—	(386)	—	(386)

Increase (decrease) in cash and cash equivalents	25,934	(1,746)	3,628	—	27,816
Cash and cash equivalents, beginning of period	30,138	2,334	3,542	—	36,014

Cash and cash equivalents, end of period	$56,072	$588	$7,170	$—	$63,830

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended July 2, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net Income	$42,077	$62,605	$3,125	$(65,730)	$42,077
Other cash (used in) provided by operating activities	(63,777)	6,853	(4,420)	65,732	4,388

Net cash (used in) provided by operating activities	(21,700)	69,458	(1,295)	2	46,465
Purchases of property, plant and equipment	—	(26,688)	(783)	—	(27,471)
Additions to intangibles	—	(102)	(4)	—	(106)
Proceeds from sale of property and equipment	—	2,970	—	—	2,970
Acquisition of business, net of cash acquired	—	(4,681)	—	—	(4,681)

Net cash used in investing activities	—	(28,501)	(787)	—	(29,288)
Repayments of long-term debt and capital leases	(6,240)	(1,918)	(8)	—	(8,166)
Proceeds from issuance of long-term debt	—	349	—	—	349
Intercompany payable (receivable)	46,154	(47,185)	1,033	(2)	—
Debt financing costs	(16,579)	—	—	—	(16,579)

Net cash provided by (used in) financing activities	23,335	(48,754)	1,025	(2)	(24,396)
Effect of exchange rate changes on cash and cash equivalents	—	—	15	—	15

Increase (decrease) in cash and cash equivalents	1,635	(7,797)	(1,042)	—	(7,204)
Cash and cash equivalents, beginning of period	46,794	8,098	5,305	—	60,197

Cash and cash equivalents, end of period	$48,429	$301	$4,263	$—	$52,993

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our three reportable segments as of June 30, 2012 consisted of:

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

The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is primarily attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover all of our needs for the remainder of 2012 and a portion of 2013.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. The continued cautious consumer spending environment also contributes to more constrained levels of spending on purchases in our Memory Book and Scholastic segments made directly by the student and parent. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect volume in our elementary/high school publishing services products and services. Trade book publishing has experienced an accelerated shift towards digital books, which has negatively impacted our publishing services business in terms of fewer printed copies of books as well as shorter print runs. It is anticipated that the impact of digital books and the lower volume of book purchases through retail stores will likely continue to impact demand for trade books during the remainder of 2012.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P., and DLJMBP III owned approximately 82.5% of Holdco’s outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of August 6, 2012, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of August 6, 2012, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

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

In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”) which defers certain provisions of ASU 2011-05. One provision of ASU 2011-05 required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred under ASU 2011-12 and will be further deliberated by the FASB at a future date. During the deferral period, all entities are required to comply with existing requirements for reclassification adjustments in Accounting Standards Codification 220, Comprehensive Income, which indicates that “[a]n entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements.” The effective date of ASU 2011-12 for public entities is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended July 2, 2011

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended June 30, 2012 and July 2, 2011. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Three months ended
In thousands	June 30, 2012	July 2, 2011	$ Change	% Change
Net sales	$464,655	$493,148	$(28,493)	(5.8%)
Cost of products sold	198,105	205,715	(7,610)	(3.7%)

Gross profit	266,550	287,433	(20,883)	(7.3%)
% of net sales	57.4%	58.3%

Selling and administrative expenses	122,169	129,200	(7,031)	(5.4%)
% of net sales	26.3%	26.2%

Gain on disposal of fixed assets	(328)	(364)	36	NM
Special charges	7,202	8,751	(1,549)	NM

Operating income	137,507	149,846	(12,339)	(8.2%)
% of net sales	29.6%	30.4%

Interest expense, net	39,443	39,626	(183)	(0.5%)

Income before income taxes	98,064	110,220	(12,156)
Provision for income taxes	41,451	49,669	(8,218)	(16.5%)

Net income	$56,613	$60,551	$(3,938)	(6.5%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended June 30, 2012 and July 2, 2011. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	June 30, 2012	July 2, 2011	$ Change	% Change
Net sales
Scholastic	$127,937	$135,684	$(7,747)	(5.7%)
Memory Book	257,565	268,834	(11,269)	(4.2%)
Marketing and Publishing Services	79,419	88,653	(9,234)	(10.4%)
Inter-segment eliminations	(266)	(23)	(243)	NM

Net sales	$464,655	$493,148	$(28,493)	(5.8%)

Operating income
Scholastic	$18,716	$21,585	$(2,869)	(13.3%)
Memory Book	114,536	120,179	(5,643)	(4.7%)
Marketing and Publishing Services	4,255	8,082	(3,827)	(47.4%)

Operating income	$137,507	$149,846	$(12,339)	(8.2%)

Depreciation and amortization
Scholastic	$6,639	$6,838	$(199)	(2.9%)
Memory Book	10,858	11,186	(328)	(2.9%)
Marketing and Publishing Services	8,076	8,583	(507)	(5.9%)

Depreciation and amortization	$25,573	$26,607	$(1,034)	(3.9%)

NM = Not meaningful

Net Sales. Consolidated net sales decreased $28.4 million, or 5.8%, to $464.7 million for the second fiscal quarter ended June 30, 2012 compared to $493.1 million for the second fiscal quarter of 2011.

Net sales for the Scholastic segment were $127.9 million for the second fiscal quarter of 2012, a decrease of 5.7% compared to $135.7 million for the second fiscal quarter of 2011. This decrease was primarily attributable to lower volume in our jewelry and announcement products, as well as a shift in jewelry sales metal mix to lower priced metals.

Net sales for the Memory Book segment were $257.6 million for the second fiscal quarter of 2012, a decrease of 4.2% compared to $268.8 million for the second fiscal quarter of 2011. This decrease was primarily attributable to lower volume.

Net sales for the Marketing and Publishing Services segment decreased $9.3 million, or 10.4%, to $79.4 million from $88.7 million for the second fiscal quarter of 2011. This decrease was primarily attributable to lower volume in our direct mail and publishing services operations partially offset by the impact of higher volume in our sampling operations.

Gross Profit. Consolidated gross profit decreased $20.8 million, or 7.3%, to $266.6 million for the three months ended June 30, 2012 from $287.4 million for the three-month period ended July 2, 2011. As a percentage of net sales, gross profit margin for the three months ended June 30, 2012 decreased to 57.4% from 58.3% for the comparative period in 2011. This decrease in gross profit was primarily due to lower overall sales, higher pension expense and the continued shift in jewelry sales metal mix to lower priced metals in our Scholastic segment.

Selling and Administrative Expenses. Selling and administrative expenses decreased $7.0 million, or 5.4%, to $122.2 million for the three months ended June 30, 2012 from $129.2 million for the corresponding period in 2011. This decrease was primarily the result of a $3.3 million decrease in stock-based compensation expense and a decrease in sales commissions of $3.8 million driven by lower overall sales in our Jostens business. As a percentage of net sales, selling and administrative expenses were essentially flat when compared to the prior year comparable period.

Special Charges. During the three months ended June 30, 2012, we recorded $7.1 million of restructuring costs and $0.1 million of other special charges. Restructuring costs consisted of $5.5 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility, which will be substantially completed by early 2013, and $0.9 million of severance and related benefits in the Scholastic segment associated with reductions in force. Also included for the second fiscal quarter ended June 30, 2012 were $0.7 million of costs consisting of severance and related benefits associated with reductions in force in connection with the consolidation of certain operations in the Marketing and Publishing Services segment. Other special charges consisted of $0.1 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 374 and 21 in the Memory Book and Scholastic segments, respectively.

During the three months ended July 2, 2011, we recorded $5.8 million of restructuring costs and $2.9 million of other special charges. Restructuring costs consisted of $4.1 million, $1.3 million and $0.4 million of severance and related benefits associated with reductions in force in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $0.7 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment associated with the closure of the Milwaukee, Wisconsin facility. The associated employee headcount reductions related to the above actions were 231, 92 and 23 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $12.3 million to $137.5 million for the three months ended June 30, 2012 compared to $149.8 million for the comparable period in 2011. As a percentage of net sales, operating income decreased to 29.6% for the second fiscal quarter of 2012 from 30.4% for the same period in 2011.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	June 30, 2012	July 2, 2011	$ Change	% Change
Interest expense	$36,402	$36,458	$(56)	(0.2%)
Amortization of debt discount, premium and deferred financing costs	3,064	3,186	(122)	(3.8%)
Interest income	(23)	(18)	(5)	NM

Interest expense, net	$39,443	$39,626	$(183)	(0.5%)

NM = Not meaningful

Net interest expense decreased $0.2 million to $39.4 million for the three months ended June 30, 2012 compared to $39.6 million for the comparative 2011 period. This slight decrease in interest expense was primarily due to lower borrowings as a result of the $60.0 million voluntary pre-payment we made under the Term Loan Credit Facility in December 2011 offset by slightly higher interest rates associated with our interest rate derivative instruments.

Income Taxes. We recorded an income tax provision for the three months ended June 30, 2012 based on our best estimate of the consolidated effective tax rate applicable for the entire year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended June 30, 2012 and July 2, 2011 were 42.3% and 45.1%, respectively. The decrease in the effective tax rate from the second quarter of 2011 to the second quarter of 2012 was primarily due to reduced state income taxes related to tax credits in connection with the consolidation of facilities in the Memory Book segment.

Net Income. As a result of the aforementioned items, we reported net income of $56.6 million for the three months ended June 30, 2012 compared to net income of $60.6 million for the three months ended July 2, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended July 2, 2011

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the six-month periods ended June 30, 2012 and July 2, 2011. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Six months ended
In thousands	June 30, 2012	July 2, 2011	$ Change	% Change
Net sales	$723,458	$743,886	$(20,428)	(2.7%)
Cost of products sold	324,724	325,618	(894)	(0.3%)

Gross profit	398,734	418,268	(19,534)	(4.7%)
% of net sales	55.1%	56.2%

Selling and administrative expenses	233,107	245,885	(12,778)	(5.2%)
% of net sales	32.2%	33.1%

Gain on disposal of fixed assets	(2,166)	(425)	(1,741)	NM
Special charges	8,692	11,514	(2,822)	NM

Operating income	159,101	161,294	(2,193)	(1.4%)
% of net sales	22.0%	21.7%

Interest expense, net	78,919	82,225	(3,306)	(4.0%)

Income before income taxes	80,182	79,069	1,113	1.4%
Provision for income taxes	33,706	36,992	(3,286)	(8.9%)

Net income	$46,476	$42,077	$4,399	10.5%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the six-month periods ended June 30, 2012 and July 2, 2011. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Six months ended
In thousands	June 30, 2012	July 2, 2011	$ Change	% Change
Net sales
Scholastic	$283,338	$291,966	$(8,628)	(3.0%)
Memory Book	263,088	274,406	(11,318)	(4.1%)
Marketing and Publishing Services	177,310	177,543	(233)	(0.1%)
Inter-segment eliminations	(278)	(29)	(249)	NM

Net sales	$723,458	$743,886	$(20,428)	(2.7%)

Operating income
Scholastic	$42,638	$40,095	$2,543	6.3%
Memory Book	100,142	105,301	(5,159)	(4.9%)
Marketing and Publishing Services	16,321	15,898	423	2.7%

Operating income	$159,101	$161,294	$(2,193)	(1.4%)

Depreciation and amortization
Scholastic	$15,841	$16,048	$(207)	(1.3%)
Memory Book	19,209	19,893	(684)	(3.4%)
Marketing and Publishing Services	16,521	17,131	(610)	(3.6%)

Depreciation and amortization	$51,571	$53,072	$(1,501)	(2.8%)

NM = Not meaningful

Net Sales. Consolidated net sales decreased $20.4 million, or 2.7%, to $723.5 million for the six months ended June 30, 2012 compared to $743.9 million for the prior year comparable period. Included in consolidated net sales for the six-month period ended June 30, 2012 were approximately $2.9 million of incremental sales attributed to acquisitions. Excluding the impact of these acquisitions, consolidated net sales decreased $23.3 million, a decline of 3.1%, for the six months ended June 30, 2012 compared to the prior year comparable period.

Net sales for the Scholastic segment for the six months ended June 30, 2012 decreased by $8.7 million, or 3.0%, to $283.3 million compared to $292.0 million for the six months ended July 2, 2011. This decrease was primarily attributable to lower volume in our jewelry and announcement products, as well as a shift in jewelry sales metal mix to lower priced metals.

Net sales for the Memory Book segment were $263.1 million for the six-month period ended June 30, 2012, a decrease of 4.1%, compared to $274.4 million for the six-month period ended July 2, 2011. This decrease was primarily attributable to lower volume.

Net sales for the Marketing and Publishing Services segment decreased slightly to $177.3 million for the first six months of fiscal 2012 compared to $177.5 million during the first six months of fiscal 2011. This decrease was primarily attributable to lower volume in our publishing services (including the cessation of overhead transparency revenues) and direct mail operations offset by significantly higher volume in our sampling operations.

Gross Profit. Consolidated gross profit decreased $19.6 million, or 4.7%, to $398.7 million for the six months ended June 30, 2012 from $418.3 million for the six-month period ended July 2, 2011. As a percentage of net sales, gross profit margin decreased slightly to 55.1% for the six months ended June 30, 2012 from 56.2% for the comparative period in 2011. This decrease in gross profit was primarily due to lower overall volume in our Memory Book and Scholastic segments and the continued shift in jewelry sales metal mix to lower priced metals and higher precious metal costs in our Scholastic segment.

Selling and Administrative Expenses. Selling and administrative expenses decreased $12.8 million, or 5.2%, to $233.1 million for the six months ended June 30, 2012 from $245.9 million for the corresponding period in 2011. This decrease reflects lower stock-based compensation of $5.7 million and the absence of costs of approximately $3.8 million associated with the Repricing that were included in our results for the first six months of fiscal 2011. Excluding the impact of stock-based compensation and costs associated with the Repricing, selling and administrative expenses decreased $3.3 million to $232.9 million for fiscal 2012 and, as a percentage of net sales, decreased to 32.2% for the six months ended June 30, 2012 from 33.1% for the comparative period in 2011. This decrease, as a percentage of net sales, was primarily attributable to a decline in overall sales commission expense driven primarily by lower sales in our Jostens business.

Special Charges. During the six-month period ended June 30, 2012, we recorded $8.3 million of restructuring costs and $0.4 million of other special charges. Restructuring costs consisted of $5.5 million, $2.0 million and $0.9 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility in the Memory Book segment, which will be substantially completed by early 2013, and reductions in force in the Marketing and Publishing Services and Scholastic segments, respectively. Other special charges consisted of $0.4 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 374, 57 and 21 in the Memory Book, Marketing and Publishing Services and Scholastic segments, respectively.

During the six-month period ended July 2, 2011, we recorded $7.2 million of restructuring costs and $4.3 million of other special charges. Restructuring costs consisted of $4.4 million, $2.1 million and $0.7 million of severance and related benefits associated with reductions in force in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $2.1 million of non-cash asset related impairment charges associated with the closure of the Milwaukee, Wisconsin facility. The associated employee headcount reductions related to the above actions were 234, 137 and 29 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $2.2 million to $159.1 million for the six months ended June 30, 2012 compared to $161.3 million for the comparable period in 2011. As a percentage of net sales, operating income was 22.0% and 21.7% for the six-month periods ended June 30, 2012 and July 2, 2011, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

	Six months ended
In thousands	June 30, 2012	July 2, 2011	$ Change	% Change
Interest expense	$72,866	$76,616	$(3,750)	(4.9%)
Amortization of debt discount, premium and deferred financing costs	6,098	5,649	449	7.9%
Interest income	(45)	(40)	(5)	NM

Interest expense, net	$78,919	$82,225	$(3,306)	(4.0%)

NM = Not meaningful

Net interest expense decreased $3.3 million to $78.9 million for the six months ended June 30, 2012 compared to $82.2 million for the comparative prior year period, primarily due to lower borrowings as a result of the $60.0 million voluntary pre-payment we made under the Term Loan Credit Facility in December 2011.

Income Taxes. We recorded an income tax provision for the six months ended June 30, 2012 based on our best estimate of the consolidated effective tax rate applicable for the entire year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the six months ended June 30, 2012 and July 2, 2011 were 42.0% and 46.8%, respectively. The decrease in the effective tax rate from the second half of 2011 to the second half of 2012 was primarily due to reduced state income taxes related to tax credits in connection with the consolidation of facilities in the Memory Book segment. Our income tax rate continues to be unfavorably impacted by the loss of the domestic manufacturing deduction and the higher cost of foreign earnings repatriations due to our anticipated taxable loss position for 2012 after carrying forward prior year U.S. federal net operating losses reported by Holdco.

Net Income. As a result of the above, net income increased $4.4 million to $46.5 million for the six months ended June 30, 2012 compared to net income of $42.1 million for the six months ended July 2, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity for the first six months of fiscal 2012 and 2011 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Six months ended
In thousands	June 30, 2012	July 2, 2011
Net cash provided by operating activities	$56,802	$46,465
Net cash used in investing activities	(28,465)	(29,288)
Net cash used in financing activities	(135)	(24,396)
Effect of exchange rate changes on cash	(386)	15

Increase (decrease) in cash and cash equivalents	$27,816	$(7,204)

For the six months ended June 30, 2012, cash provided by operating activities was $56.8 million compared with $46.5 million for the comparable prior year period. The increase in cash provided by operating activities of $10.3 million was attributable to the timing of cash interest payments and lower working capital requirements.

Net cash used in investing activities for the six months ended June 30, 2012 was $28.5 million compared with $29.3 million for the comparative 2011 period. The $0.8 million change was primarily driven by lower acquisition activity of $4.7 million offset somewhat by higher expenditures for property, plant and equipment of $3.2 million during the first six months of 2012 versus the comparable 2011 period. Our capital expenditures relating to purchases of property, plant and equipment were $30.7 million and $27.5 million for the six months ended June 30, 2012 and July 2, 2011, respectively.

Net cash used in financing activities for the six months ended June 30, 2012 was $0.1 million, compared with $24.4 million for the comparable 2011 period. Net cash used in financing activities for the six months ended June 30, 2012 primarily consisted of $2.2 million of repayments of long-term debt offset by $2.1 million of proceeds from the issuance of long-term debt in connection with equipment financing arrangements. Net cash used in financing activities for the six months ended July 2, 2011 primarily consisted of $7.8 million for the repayment of long-term debt under our Term Loan Credit Facility, equipment financing arrangements and capital leases and $16.6 million related to debt financing costs and related expenses from the Repricing described below.

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

We use cash generated from operations primarily for debt service obligations and capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on- hand and, if consummated, future financings. Based upon the current level of operations, management expects our cash flows from operations along with availability under our Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt interest and retirement obligations and related costs, and capital spending for the foreseeable future. To the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof.

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

We have substantial debt service requirements and are highly leveraged. As of June 30, 2012, we had total indebtedness of $1,936.7 million (exclusive of $11.9 million of standby letters of credit outstanding and $17.5 million of original issue discount related to the Term Loan Credit Facility), including $1,174.4 million outstanding under the Term Loan Credit Facility, $750.0 million aggregate principal amount outstanding under the Senior Notes and $12.3 million of outstanding borrowings under capital lease and equipment financing arrangements. Our cash and cash equivalents as of June 30, 2012 totaled $63.8 million. We had no outstanding borrowings under the Revolving Credit Facility as of June 30, 2012 (other than the $11.9 million outstanding in the form of standby letters of credit). As of June 30, 2012, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $163.1 million of available borrowings (net of standby letters of credit) under the $175.0 million Revolving Credit Facility as of June 30, 2012.

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

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time redeem or repurchase debt securities, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise subject to the terms of applicable contractual restrictions and the applicable provisions of the Securities Act. We cannot give any assurance as to whether or when such repurchases or exchanges will occur and at what price.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk during the quarter ended June 30, 2012. During the first six months of 2012, there continued to be unprecedented volatility in the price of gold. To mitigate continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover all of our needs for the remainder of 2012 and a portion of 2013. For additional information, refer to the discussion under Part I, Item 1., Note 12, Commitments and Contingencies and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, elsewhere in this report and Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

During the quarter ended June 30, 2012, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the second fiscal quarter ended June 30, 2012, we did not issue or sell any equity securities.

ITEM 5.	OTHER INFORMATION

We make the following disclosure that otherwise would be made on a Form 8-K/A:

The disclosure contained in this Item 5 amends and supplements the Form 8-K filed by Visant on May 15, 2012 (the “Original 8-K”), disclosing the consolidation of certain of the memory book operations of Jostens resulting in the permanent closure of manufacturing operations at Jostens’ Topeka, Kansas facility, to be substantially completed by early 2013.

At the time of the filing of the Original 8-K, Visant was unable in good faith to make a determination of an estimate of the total amount or range of amounts expected to be incurred in connection with the consolidation.

Visant estimates the total cash costs to be incurred in connection with the consolidation will be approximately $8.6 million, consisting of (1) approximately $ 5.3 million for severance, termination-related benefits [and related cash expenditures and relocation costs], (2) approximately $1.2 million relating to the closure of manufacturing operations at the facility and associated costs and (3) approximately $2.1 million relating to the relocation of equipment. Visant anticipates that substantially all of the cash costs will be incurred during the remainder of fiscal 2012 and the first six months of fiscal year 2013. Visant estimates the total non-cash costs to be incurred in connection with the consolidation from the write-off of certain fixed assets will be approximately $1.3 million.

All discussions of costs and time periods set forth in this Item 5 are estimates which, while based on Visant’s current good faith expectations, are subject to change. See “Cautionary Note Regarding Forward-Looking Statements” above.

We make the following additional disclosure that otherwise would be made on a Form 8-K:

On August 9, 2012, Visant and Jostens entered into a second amended and restated employment agreement with Jostens’ President and Chief Executive Officer, Timothy Larson, to extend the term and to make certain administrative and other modifications to his existing employment agreement otherwise due to expire in January 2013, principally as follows: (i) the employment term is extended through December 31, 2015, and is automatically renewable thereafter for one year periods, subject to earlier termination by the Company or Mr. Larson pursuant to the terms of the agreement; (ii) Mr. Larson’s base salary will be increased to $750,000 effective as of January 1, 2013; (iii) Mr. Larson will be entitled to further participation in the equity-based long-term incentive programs of the Company, including under (a) a long-term incentive phantom share program on terms consistent with other senior executives of Jostens and subject to vesting and such other terms and conditions and restrictions, including meeting certain performance metrics and continued employment, and (b) the 2004 Plan pursuant to which, in consideration of entering into the second amended and restated agreement, he was provided a grant of 40,000 stock options for the Class A Common Stock with an exercise price of $96.20 per share, which will vest in equal parts on each of December 31, 2013, 2014 and 2015, subject to continued employment through such dates; and (iv) Mr. Larson may at any time for any reason resign his employment, subject to nine months’ prior notice (or such shorter period that we may mutually agree with Mr. Larson), with such termination entitling Mr. Larson to the same rights and benefits as he would be entitled to receive in connection with a termination by us without cause or by him for good reason.

A copy of the second amended and restated employment agreement is filed as Exhibit 10.1 to this Form 10-Q and the foregoing is qualified by the terms of such agreement.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.).

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(1)	By-Laws of Visant Corporation.

10.1	Second Amended and Restated Employment Agreement dated as of August 9, 2012 by and among Visant Corporation, Jostens, Inc. and Timothy Larson.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations and Comprehensive Loss (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: August 14, 2012	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: August 14, 2012	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)