Form 10-Q
period 2012-09-29
VISANT CORP
filed 2012-11-13
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

As of November 5, 2012, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

	PART I – FINANCIAL INFORMATION
		Page

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 29, 2012 and October 1, 2011	1

	Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40

ITEM 4.	Controls and Procedures	40

	PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

ITEM 5.	Other Information	40

ITEM 6.	Exhibits	40

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE  (LOSS) INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
In thousands	2012	2011	2012	2011
Net sales	$206,899	$227,635	$930,357	$971,521
Cost of products sold	109,394	122,253	434,118	447,871

Gross profit	97,505	105,382	496,239	523,650
Selling and administrative expenses	87,467	89,458	320,574	335,343
Gain on disposal of fixed assets	(149)	(34)	(2,315)	(459)
Special charges	1,938	835	10,630	12,349

Operating income	8,249	15,123	167,350	176,417
Interest expense, net	39,453	39,549	118,372	121,774

(Loss) income before income taxes	(31,204)	(24,426)	48,978	54,643
(Benefit from) provision for income taxes	(11,753)	(12,157)	21,953	24,835

Net (loss) income	$(19,451)	$(12,269)	$27,025	$29,808

Comprehensive (loss) income	$(18,654)	$(13,586)	$26,840	$28,653

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 29,	December 31,
In thousands, except share amounts	2012	2011
ASSETS
Cash and cash equivalents	$59,160	$36,014
Accounts receivable, net	119,153	112,838
Inventories	94,937	109,290
Salespersons overdrafts, net of allowance of $11,062 and $12,915, respectively	28,142	30,074
Prepaid expenses and other current assets	12,278	19,313
Income tax receivable	2,544	2,022
Deferred income taxes	17,855	21,896

Total current assets	334,069	331,447

Property, plant and equipment	525,773	501,286
Less accumulated depreciation	(318,691)	(291,236)

Property, plant and equipment, net	207,082	210,050
Goodwill	983,212	983,114
Intangibles, net	414,649	448,394
Deferred financing costs, net	45,804	52,486
Deferred income taxes	2,647	2,564
Other assets	12,913	11,533
Prepaid pension costs	4,906	4,906

Total assets	$2,005,282	$2,044,494

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Short-term borrowings	$61,040	$—
Accounts payable	45,114	55,350
Accrued employee compensation and related taxes	32,187	30,547
Commissions payable	8,989	21,365
Customer deposits	52,573	176,996
Income taxes payable	60,699	29,812
Current portion of long-term debt and capital leases	4,436	4,026
Interest payable	53,627	34,294
Other accrued liabilities	18,570	36,384

Total current liabilities	337,235	388,774

Long-term debt and capital leases - less current maturities	1,914,781	1,913,579
Deferred income taxes	149,164	158,095
Pension liabilities, net	94,298	97,174
Other noncurrent liabilities	40,549	44,851

Total liabilities	2,536,027	2,602,473

Mezzanine equity	972	578
Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at September 29, 2012 and December 31, 2011	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at September 29, 2012 and December 31, 2011	—	—
Additional paid-in-capital	103	103
Accumulated deficit	(468,474)	(495,499)
Accumulated other comprehensive loss	(63,346)	(63,161)

Total stockholder’s deficit	(531,717)	(558,557)

Total liabilities, mezzanine equity and stockholder’s deficit	$2,005,282	$2,044,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 29,	October 1,
In thousands	2012	2011
Net income	$27,025	$29,808
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	35,716	36,468
Amortization of intangible assets	40,822	41,654
Amortization of debt discount, premium and deferred financing costs	9,209	8,868
Other amortization	302	329
Deferred income taxes	(4,976)	13,892
Gain on disposal of fixed assets	(2,315)	(459)
Stock-based compensation	393	361
Loss on asset impairments	1,723	4,601
Other	575	3,796
Changes in assets and liabilities:
Accounts receivable	(6,327)	(19,680)
Inventories	14,488	7,484
Salespersons overdrafts	1,980	2,511
Prepaid expenses and other current assets	2,974	7,016
Accounts payable and accrued expenses	(4,825)	2,508
Customer deposits	(124,666)	(130,324)
Commissions payable	(12,407)	(12,877)
Income taxes payable/receivable	30,364	5,450
Interest payable	19,333	5,522
Other operating activities, net	(23,591)	(10,335)

Net cash provided by (used in) operating activities	5,797	(3,407)

Purchases of property, plant and equipment	(43,014)	(42,285)
Proceeds from sale of property and equipment	3,932	4,552
Acquisition of business, net of cash acquired	—	(4,681)
Additions to intangibles	(3,080)	(188)
Other investing activities, net	1	—

Net cash used in investing activities	(42,161)	(42,602)

Short-term borrowings	96,048	60,500
Short-term repayments	(35,000)	(8,500)
Repayment of long-term debt and capital lease obligations	(3,376)	(12,199)
Proceeds from issuance of long-term debt and capital leases	2,094	349
Debt financing costs and related expenses	—	(16,579)

Net cash provided by financing activities	59,766	23,571

Effect of exchange rate changes on cash and cash equivalents	(256)	(420)

Increase (decrease) in cash and cash equivalents	23,146	(22,858)
Cash and cash equivalents, beginning of period	36,014	60,197

Cash and cash equivalents, end of period	$59,160	$37,339

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Visant Holding Corp.’s (“Holdco”) outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. As of September 29, 2012, affiliates of KKR and DLJMBP III (collectively, the “Sponsors”) held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of September 29, 2012, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the total net warranty costs on rings was $0.7 million and $0.8 million for each of the three-month periods ended September 29, 2012 and October 1, 2011, respectively. The provision for the total net warranty costs on rings was $3.3 million and $3.5 million for each of the nine-month periods ended September 29, 2012 and October 1, 2011, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the Condensed Consolidated Balance Sheets were approximately $0.6 million as of each of September 29, 2012 and December 31, 2011.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $2.9 million and $2.6 million for each of the quarters ended September 29, 2012 and October 1, 2011, respectively. Advertising expense totaled $7.1 million for the nine months ended September 29, 2012 and $6.2 million for the nine months ended October 1, 2011.

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

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. Visant recognized total stock-based compensation expense of $0.2 million and $0.6 million for each of the three months ended September 29, 2012 and October 1, 2011, respectively. Visant recognized total stock-based compensation expense of approximately $0.4 million and $6.5 million for each of the nine months ended September 29, 2012 and October 1, 2011, respectively. Stock-based compensation is included in selling and administrative expenses. Refer to Note 15, Stock-Based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the balance sheets as of both September 29, 2012 and December 31, 2011.

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

In September 2011, the FASB issued Accounting Standards Update 2011-09 (“ASU 2011-09”) which amends ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of ASU 2011-09 is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans and (4) the nature of the employer’s commitments to the plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02 (“ASU 2012-02”) which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset, other than goodwill, for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact and disclosure under this guidance but does not expect this standard to have a material impact, if any, on its financial statements.

3.	Restructuring Activity and Other Special Charges

During the three months ended September 29, 2012, the Company recorded $0.6 million of restructuring costs and $1.4 million of other special charges. Restructuring costs consisted of $0.4 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility, which is expected to be substantially completed by early 2013, and $0.2 million of severance and related benefits in the Marketing and Publishing Services segment associated with reductions in force. Other special charges consisted of $1.4 million of non-cash asset impairment charges in the Memory Book segment associated with the consolidation of Jostens’ Topeka, Kansas facility. There was one associated employee headcount reduction related to the above actions in the Marketing and Publishing Services segment.

During the nine-month period ended September 29, 2012, the Company recorded $8.9 million of restructuring costs and $1.8 million of other special charges. Restructuring costs consisted of $5.9 million, $2.2 million and $0.9 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility in the Memory Book segment, which is expected to be substantially completed by early 2013, and reductions in force in the Marketing and Publishing Services and Scholastic segments, respectively. Other special charges consisted of $1.4 million and $0.4 million of non-cash asset impairment charges associated with the consolidation of certain facilities in the Memory Book and Marketing and Publishing Services segments, respectively. The associated employee headcount reductions related to the above actions were 374, 58 and 21 in the Memory Book, Marketing and Publishing Services and Scholastic segments, respectively.

During the three months ended October 1, 2011, the Company recorded $0.5 million of restructuring costs and $0.3 million of other special charges. Restructuring costs consisted of $0.1 million of severance and related benefits associated with reductions in force in each of the Memory Book and Scholastic segments. Also included in restructuring costs was $0.3 million of severance and related benefits associated with the elimination of certain corporate management positions. Other special charges consisted of $0.3 million of non-cash asset impairment charges associated with the closure of the Milwaukee, Wisconsin facility in the Marketing and Publishing Services segment.

During the nine-month period ended October 1, 2011, the Company recorded $7.7 million of restructuring costs and $4.6 million of other special charges. Restructuring costs consisted of $4.5 million, $2.2 million and $0.7 million of severance and related benefits associated with reductions in force in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively, and $0.3 million of severance and related benefits associated with the elimination of certain corporate management positions. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $2.4 million of non-cash asset related impairment charges associated with the closure of the Milwaukee, Wisconsin facility in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 234, 137 and 29 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

Restructuring accruals of $5.4 million and $2.9 million as of September 29, 2012 and December 31, 2011, respectively, are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. The accruals included amounts provided for severance and related benefits related to headcount reductions in each segment.

On a cumulative basis through September 29, 2012, the Company incurred $29.2 million of employee severance and related benefit costs associated with the 2012, 2011, 2010 and 2009 initiatives, which affected an aggregate of 1,595 employees. The Company paid $23.8 million in cash related to these initiatives as of September 29, 2012.

Changes in the restructuring accruals during the first nine months of 2012 were as follows:

In thousands	2012 Initiatives	2011 Initiatives	2010 Initiatives	2009 Initiatives	Total
Balance at December 31, 2011	$—	$2,384	$241	$267	$2,892
Restructuring charges	8,983	(63)	(12)	—	8,908
Severance and related benefits paid	(3,786)	(2,095)	(210)	(263)	$(6,354)

Balance at September 29, 2012	$5,197	$226	$19	$4	$5,446

The majority of the remaining severance and related benefits associated with all initiatives are expected to be paid by the end of 2013.

4.	Acquisitions

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

The final allocation of the purchase price for the Color Optics acquisition was as follows:

In thousands
Current assets	$3,451
Property, plant and equipment	614
Intangible assets	—
Goodwill	—
Long-term assets	2,412
Current liabilities	(1,647)
Long-term liabilities	(54)

$4,776

The Color Optics acquisition was not considered material to the Company’s results of operations, financial position or cash flows.

5.	Comprehensive (Loss) Income

The following amounts were included in determining comprehensive (loss) income for the Company as of the dates indicated:

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
In thousands	2012	2011	2012	2011
Net (loss) income	$(19,451)	$(12,269)	$27,025	$29,808
Change in cumulative translation adjustment	406	(1,128)	(124)	(589)
Pension and other postretirement benefit plans, net of tax	756	(189)	2,267	(566)
Deferred loss on derivatives, net of tax	(365)	—	(2,328)	—

Comprehensive (loss) income	$(18,654)	$(13,586)	$26,840	$28,653

6.	Accounts Receivable

Net accounts receivable were comprised of the following:

	September 29,	December 31,
In thousands	2012	2011
Trade receivables	$130,209	$125,198
Allowance for doubtful accounts	(4,866)	(5,326)
Allowance for sales returns	(6,190)	(7,034)

Accounts receivable, net	$119,153	$112,838

7.	Inventories

Inventories were comprised of the following:

	September 29,	December 31,
In thousands	2012	2011
Raw materials and supplies	$42,639	$48,144
Work-in-process	24,233	31,685
Finished goods	28,065	29,461

Inventories	$94,937	$109,290

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at September 29, 2012 and December 31, 2011 was $31.0 million and $32.1 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.3 million for each of the three-month periods ended September 29, 2012 and October 1, 2011, respectively. The consignment fees expensed for each of the nine months ended September 29, 2012 and October 1, 2011 were $0.8 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. During the nine months ended September 29, 2012, certain assets were recorded at fair value on a nonrecurring basis as a result of impairment charges. Long-lived assets were measured at fair value on a nonrecurring basis using Level 2 inputs as defined in the fair value hierarchy. For the nine-month period ended September 29, 2012, long-lived assets with a carrying value of $3.2 million exceeded expected cash flows and were written down to their fair value of $1.8 million, resulting in an impairment charge of $1.4 million. The fair value for the long-lived assets held and used was based on observable market data for similar assets. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2012 on a nonrecurring basis.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active	Significant Other	Significant Unobservable
In thousands	September 29, 2012	Market for Identical Assets Level 1	Observable Input Level 2	Inputs Level 3	Total Loss
Long-lived assets held and used	$1,780	—	1,780	—	$1,377

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of September 29, 2012. As of September 29, 2012, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”) was estimated based on quoted market prices for identical instruments in inactive markets. The fair value of the outstanding Senior Notes, with a principal amount of $750.0 million, approximated $753.8 million at such date. As of September 29, 2012, the fair value of the term loan B facility maturing in 2016 (the “Term Loan Credit Facility”) was estimated based on quoted market prices for similar instruments in inactive markets. The fair value of the Term Loan Credit Facility, with an outstanding principal amount of $1,174.4 million, approximated $1,137.3 million at such date.

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

Each of the Senior Notes and the Term Loan Credit Facility are classified within Level 2 of the valuation hierarchy as of each of September 29, 2012 and December 31, 2011.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at December 31, 2011	$309,878	$391,178	$282,058	$983,114
Goodwill additions during the period	—	—	—	—
Reduction in goodwill	—	—	—	—
Currency translation	98	—	—	98

Balance at September 29, 2012	$309,976	$391,178	$282,058	$983,212

Information regarding other intangible assets is as follows:

		September 29, 2012			December 31, 2011
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(302,816)	$27,184	$330,000	$(278,161)	$51,839
Internally developed software	2 to 5 years	9,800	(9,800)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	14,599	(11,915)	2,684	12,692	(11,670)	1,022
Customer relationships	4 to 40 years	159,629	(58,023)	101,606	158,339	(48,811)	109,528
Trademarks (definite lived)	20 years	497	(58)	439	471	(32)	439
Restrictive covenants	3 to 10 years	59,333	(38,077)	21,256	55,459	(31,373)	24,086

		573,858	(420,689)	153,169	566,761	(379,847)	186,914
Trademarks	Indefinite	261,480	—	261,480	261,480	—	261,480

		$835,338	$(420,689)	$414,649	$828,241	$(379,847)	$448,394

Amortization expense related to other intangible assets was $13.6 million and $13.9 million for the three months ended September 29, 2012 and October 1, 2011, respectively. For the nine months ended September 29, 2012 and October, 2011, amortization expense related to other intangible assets was $40.8 million and $41.7 million, respectively.

Based on intangible assets in service as of September 29, 2012, estimated amortization expense for the remainder of fiscal 2012 and each of the five succeeding fiscal years is $13.6 million for 2012, $36.7 million for 2013, $15.7 million for 2014, $14.6 million for 2015, $12.5 million for 2016 and $9.0 million for 2017.

10.	Debt

Debt obligations as of September 29, 2012 and December 31, 2011 consisted of the following:

	September 29,	December 31,
In thousands	2012	2011
Senior secured term loan facilities, net of original issue discount of $16.7 million:
Term Loan B, variable rate, 5.25% at September 29, 2012 with quarterly interest payments, principal due and payable at maturity - December 2016	$1,157,728	$1,155,212
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $37.5 million in April and October, principal due and payable at maturity - October 2017	750,000	750,000

	1,907,728	1,905,212
Borrowings under senior secured revolving credit facilities	61,040	—
Equipment financing arrangements	6,625	6,055
Capital lease obligations	4,864	6,338

Total debt	$1,980,257	$1,917,605

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

As of September 29, 2012, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.00%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of September 29, 2012, there was $61.0 million of short-term borrowings outstanding under the Revolving Credit Facility and $11.9 million outstanding in the form of letters of credit, leaving $102.1 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its management of interest rate risk. During the three and nine months ended September 29, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt under the Term Loan Credit Facility. As of September 29, 2012, the Company had three outstanding interest rate derivatives with an outstanding aggregate notional amount of $600.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of September 29, 2012, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest on the hedged debt impacts earnings. The Company estimates that $3.5 million will be reclassified as an increase to interest expense over the next twelve fiscal months.

The fair value of outstanding derivative instruments as of September 29, 2012 and December 31, 2011 was as follows:

Classification in the Consolidated Balance Sheets In thousands		September 29, 2012	December 31, 2011
Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$3,480	$3,705
Interest rate swaps	Other noncurrent liabilities	5,708	1,766

Total		$9,188	$5,471

The following table summarizes the activity of derivative instruments that qualify for hedge accounting as of December 31, 2011 and September 29, 2012, and the impact of such derivative instruments on accumulated other comprehensive loss for the nine months ended September 29, 2012:

In thousands	December 31, 2011	Amount of loss recognized in Accumulated Other Comprehensive Loss on derivatives (effective portion)	Amount of loss reclassified from Accumulated Other Comprehensive Loss to interest expense (effective portion)	September 29, 2012
Interest rate swaps designated as cash flow hedges	$(5,471)	$(6,579)	$2,862	$(9,188)

The following table provides the location in the Company’s financial statements of the recognized gain or loss related to such derivative instruments:

	Three months ended
In thousands	September 29, 2012	October 1, 2011
Interest rate swaps designated as cash flow hedges recognized in interest expense	$961	$—

	Nine months ended
In thousands	September 29, 2012	October 1, 2011
Interest rate swaps designated as cash flow hedges recognized in interest expense	$2,862	$—

Based on an evaluation of the inputs used, the Company has categorized its derivative instruments to be within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the derivative instruments at the end of the applicable reporting period.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of September 29, 2012, and October 1, 2011, the Company did not have any derivatives outstanding that were not designated as hedges.

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of September 29, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.8 million. As of September 29, 2012, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 29, 2012, it could have been required to settle its obligations under the agreements at their termination value of $10.8 million.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of September 29, 2012, the Company had purchase commitment contracts outstanding totaling $22.9 million with delivery dates occurring through 2013. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of September 29, 2012, the fair market value of open precious metal forward contracts was $24.5 million based on quoted future prices for each contract.

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

The Company recorded an income tax provision for the nine months ended September 29, 2012 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rate for 2012 is 45.6% before taking into account the impact of $0.4 million of accruals considered a current period tax benefit. The combined effect of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective tax rate of 44.8% for the nine-month period ended September 29, 2012.

For the comparable nine-month period ended October 1, 2011, the effective income tax rate was 45.4%. The decrease in the effective tax rate from 2011 to 2012 was primarily due to reduced state income taxes related to tax credits in connection with the consolidation of facilities in the Memory Book segment.

The Company’s income tax rate continues to be unfavorably impacted by the loss of the domestic manufacturing deduction and the higher cost of foreign earnings repatriations due to the Company’s anticipated taxable loss position for 2012 after carrying forward prior year U.S. federal net operating loss carryforwards reported by Holdco. Holdco reported U.S. federal tax losses for 2010 and 2011 primarily as a result of the repurchase and redemption in 2010 of its 10.25% senior discount notes due 2013, which included tax deferred original issue discount, and the Repricing, respectively.

For the nine-month period ended September 29, 2012, the Company’s tax and interest accrual for unrecognized tax benefits was a net tax benefit of $0.6 million. During the period, the Company evaluated its tax positions and concluded that certain unrecognized tax benefit accruals, primarily related to the timing of operating loss utilization, were no longer required because evolving tax guidance indicated the positions will more likely than not be sustained. Accordingly, the Company recognized $8.2 million of current tax benefit and $7.4 million of deferred tax expense in connection with tax positions it reevaluated during the period.

At September 29, 2012, the Company’s unrecognized tax benefit liability totaled $11.3 million, including interest and penalty accruals totaling $2.9 million. At December 31, 2011, the Company’s unrecognized tax benefit liability totaled $19.5 million, including interest and penalty accruals totaling $3.4 million. Substantially all of the liability was included in noncurrent liabilities for each of the periods.

Holdco’s income tax filings for 2005 to 2011 are subject to examination in the U.S federal tax jurisdiction. In connection with an examination of Holdco’s income tax filings for 2005 and 2006, the Internal Revenue Service (the “IRS”) proposed certain transfer price adjustments with which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in certain state jurisdictions and in France for the 2005 to 2011 periods, none of which was individually material. During 2009, the Company filed a notice of objection with the Canada Revenue Agency (the “CRA”) in connection with the CRA’s reassessment of tax years 1996 and 1997 for issues related to transfer pricing. During 2010, the Company was notified that the CRA withdrew its original assessment for both tax periods. As a result, a net income tax benefit of $0.8 million was included in the 2010 results of operations for assessments of Canadian tax and interest previously paid. The CRA’s examination of the Company’s Canadian income tax filings for 2007 and 2008 was concluded in 2011 without adjustment. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.4 million.

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

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit expense (income) for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$1,145	$1,233	$1	$2
Interest cost	4,492	4,458	15	25
Expected return on plan assets	(6,009)	(6,173)	—	—
Amortization of prior service cost	(211)	(208)	(69)	(69)
Amortization of net actuarial loss	1,528	583	6	7

Net periodic benefit expense (income)	$945	$(107)	$(47)	$(35)

	Pension benefits		Postretirement benefits
	Nine months ended		Nine months ended
In thousands	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$3,437	$3,699	$3	$6
Interest cost	13,477	13,374	47	75
Expected return on plan assets	(18,027)	(18,519)	—	—
Amortization of prior service cost	(633)	(624)	(207)	(207)
Amortization of net actuarial loss	4,585	1,749	19	21

Net periodic benefit expense (income)	$2,839	$(321)	$(138)	$(105)

As of December 31, 2011, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2012 due to the funded status and credit balances of the qualified plans, and this expectation for 2012 had not changed as of September 29, 2012. Based on the impact of the recent Moving Ahead for Progress (known as MAP-21) legislation passed in July of this year, the Company does not anticipate having to make cash contributions to its qualified pension plans until 2014. For the nine months ended September 29, 2012, the Company did not make any contributions to its qualified pension plans and contributed $1.9 million and $0.3 million to its non-qualified pension plans and postretirement welfare plans, respectively. The non-qualified pension payments made were consistent with the amount anticipated as of December 31, 2011. The postretirement welfare plan payments were slightly higher than anticipated but are not considered material. Refer to Note 19, Subsequent Events, for further details.

15.	Stock-Based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of September 29, 2012, there were 288,648 shares in total available for grant under the 2003 Plan. The maximum grant to any one person must not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

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

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock (“Class A Common Stock”). As of September 29, 2012, there were 101,727 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate, if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted, with most expiring between 2014 and 2016. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of September 29, 2012, there were 271,500 options vested under the 2004 Plan and 40,000 options unvested and subject to future vesting.

2010 LTIP

During the first fiscal quarter of 2010, the Company implemented long-term phantom share incentive arrangements with certain key employees (the “2010 LTIP”). The awards were subject to vesting based on meeting certain performance objectives and/or continued employment. 2010 LTIP awards were settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum. During the nine months ended September 29, 2012, payments in the aggregate of $8.8 million were made with respect to awards made under the 2010 LTIP.

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

Visant recognized total stock-based compensation expense of $0.2 million and $0.6 million for the three months ended September 29, 2012 and October 1, 2011, respectively. Visant recognized stock-based compensation expense of approximately $0.4 million and $6.5 million for the nine months ended September 29, 2012 and October 1, 2011, respectively. Stock-based compensation is included in selling and administrative expenses.

For the nine-month periods ended September 29, 2012 and October 1, 2011, there were no issuances of restricted shares or common stock.

As of September 29, 2012, $0.4 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of 1.0 year.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 31, 2011	283	$44.93
Exercised	—	—
Granted	40	$96.20
Forfeited/expired	(2)	$130.45
Cancelled	—	—

Outstanding at September 29, 2012	321	$50.90

Vested or expected to vest at September 29, 2012	321	$50.90

Exercisable at September 29, 2012	321	$44.34

During the quarter ended September 29, 2012, the Company granted an aggregate of 40,000 stock options under the 2004 Plan to one employee of a subsidiary of Visant. The per-share weighted average fair value of stock options granted during the quarter ended September 29, 2012 was $43.81 on the date of grant using the Black-Scholes option pricing model. The following key assumptions were used to value options issued:

2012
Expected life	6.1 years
Expected volatility	68.8%
Dividend yield	—
Risk-free interest rate	1.0%

The weighted-average remaining contractual life of outstanding options at September 29, 2012 was approximately 3.3 years. As of September 29, 2012, there was $1.7 million of unrecognized stock-based compensation expense related to stock options expected to be recognized.

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

The following table presents information of the Company by business segment:

	Three months ended
In thousands	September 29, 2012	October 1, 2011	$ Change	% Change
Net sales
Scholastic	$41,740	$48,967	$(7,227)	(14.8%)
Memory Book	66,481	72,708	(6,227)	(8.6%)
Marketing and Publishing Services	98,882	105,960	(7,078)	(6.7%)
Inter-segment eliminations	(204)	—	(204)	NM

	$206,899	$227,635	$(20,736)	(9.1%)

Operating (loss) income
Scholastic	$(17,052)	$(16,280)	$(772)	(4.7%)
Memory Book	11,246	12,441	(1,195)	(9.6%)
Marketing and Publishing Services	14,055	18,962	(4,907)	(25.9%)

	$8,249	$15,123	$(6,874)	(45.5%)

Depreciation and Amortization
Scholastic	$7,729	$7,372	$357	4.8%
Memory Book	9,503	9,568	(65)	(0.7%)
Marketing and Publishing Services	8,037	8,439	(402)	(4.8%)

	$25,269	$25,379	$(110)	(0.4%)

NM = Not meaningful

	Nine months ended
In thousands	September 29, 2012	October 1, 2011	$ Change	% Change
Net sales
Scholastic	$325,078	$340,933	$(15,855)	(4.7%)
Memory Book	329,569	347,114	(17,545)	(5.1%)
Marketing and Publishing Services	276,192	283,503	(7,311)	(2.6%)
Inter-segment eliminations	(482)	(29)	(453)	NM

	$930,357	$971,521	$(41,164)	(4.2%)

Operating income
Scholastic	$25,586	$23,815	$1,771	7.4%
Memory Book	111,388	117,742	(6,354)	(5.4%)
Marketing and Publishing Services	30,376	34,860	(4,484)	(12.9%)

	$167,350	$176,417	$(9,067)	(5.1%)

Depreciation and Amortization
Scholastic	$23,570	$23,420	$150	0.6%
Memory Book	28,712	29,461	(749)	(2.5%)
Marketing and Publishing Services	24,558	25,570	(1,012)	(4.0%)

	$76,840	$78,451	$(1,611)	(2.1%)

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $0.9 million for each of the three-month periods ended September 29, 2012 and October 1, 2011. The Company incurred $2.8 million and $2.7 million of advisory fees from the Sponsors for each of the nine-month periods ended September 29, 2012 and October 1, 2011, respectively. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of the Company’s businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company did not incur any charges during the three months ended September 29, 2012 and incurred approximately $0.2 million during the three months ended October 1, 2011 for services provided by KKR Capstone. The Company incurred approximately $0.2 million and $1.2 million during the nine months ended September 29, 2012 and October 1, 2011, respectively, for services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

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

The Company has participated in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of Visant’s and Holdco’s board of directors, is a director of First Data. Based on the applicable guidance, the Company recorded its portion of the profits from such “collaborative arrangement” as revenue. The Company is not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data was the “principal participant” in the “collaborative arrangement”. For the nine months ended September 29, 2012 and October 1, 2011, the amount of revenue that the Company recognized through this arrangement was not material to its financial statements. The collaborative arrangement was terminated during the quarter ended September 29, 2012.

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Senior Notes are guaranteed by the U.S. Subsidiary Guarantors on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Immaterial amounts previously reported in the “Guarantors” and “Eliminations” column for “Net Sales” and “Cost of Product Sold” in the period ended October 1, 2011 have been adjusted in order to present the elimination of transactions among the guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

Three months ended September 29, 2012

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$188,861	$21,853	$(3,815)	$206,899
Cost of products sold	—	98,346	14,839	(3,791)	109,394

Gross profit	—	90,515	7,014	(24)	97,505
Selling and administrative expenses	433	81,668	5,366	—	87,467
Gain on sale of assets	—	(149)	—	—	(149)
Special charges	39	1,899	—	—	1,938

Operating (loss) income	(472)	7,097	1,648	(24)	8,249
Net interest expense	38,950	34,489	35	(34,021)	39,453

(Loss) income before income taxes	(39,422)	(27,392)	1,613	33,997	(31,204)
(Benefit from) provision for income taxes	(390)	(12,019)	668	(12)	(11,753)

(Loss) income from operations	(39,032)	(15,373)	945	34,009	(19,451)
Equity (earnings) in subsidiary, net of tax	(19,581)	(945)	—	20,526	—

Net (loss) income	$(19,451)	$(14,428)	$945	$13,483	$(19,451)

Comprehensive (loss) income	$(18,654)	$(13,672)	$1,351	$12,321	$(18,654)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

Three months ended October 1, 2011

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$210,597	$23,793	$(6,755)	$227,635
Cost of products sold	—	113,705	15,167	(6,619)	122,253

Gross profit	—	96,892	8,626	(136)	105,382
Selling and administrative expenses	(401)	84,313	5,546	—	89,458
Gain on sale of assets	—	(34)	—	—	(34)
Special charges	320	515	—	—	835

Operating income	81	12,098	3,080	(136)	15,123
Net interest expense	39,008	35,445	35	(34,939)	39,549

(Loss) income before income taxes	(38,927)	(23,347)	3,045	34,803	(24,426)
(Benefit from) provision for income taxes	(2,633)	(10,309)	838	(53)	(12,157)

(Loss) income from operations	(36,294)	(13,038)	2,207	34,856	(12,269)
Equity (earnings) in subsidiary, net of tax	(24,025)	(2,207)	—	26,232	—

Net (loss) income	$(12,269)	$(10,831)	$2,207	$8,624	$(12,269)

Comprehensive (loss) income	$(13,586)	$(11,020)	$1,079	$9,941	$(13,586)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Nine months ended September 29, 2012

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$875,643	$74,031	$(19,317)	$930,357
Cost of products sold	—	404,911	48,541	(19,334)	434,118

Gross profit	—	470,732	25,490	17	496,239
Selling and administrative expenses	(317)	303,674	17,217	—	320,574
Gain on sale of assets	—	(2,315)	—	—	(2,315)
Special charges	39	10,609	(18)	—	10,630

Operating income	278	158,764	8,291	17	167,350
Net interest expense	116,669	103,115	135	(101,547)	118,372

(Loss) income before income taxes	(116,391)	55,649	8,156	101,564	48,978
Provision for income taxes	1,723	17,233	2,990	7	21,953

(Loss) income from operations	(118,114)	38,416	5,166	101,557	27,025
Equity (earnings) in subsidiary, net of tax	(145,139)	(5,166)	—	150,305	—

Net income	$27,025	$43,582	$5,166	$(48,748)	$27,025

Comprehensive income	$26,840	$45,849	$5,042	$(50,891)	$26,840

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Nine months ended October 1, 2011

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$924,203	$65,679	$(18,361)	$971,521
Cost of products sold	—	422,947	43,439	(18,515)	447,871

Gross profit	—	501,256	22,240	154	523,650
Selling and administrative expenses	2,750	318,173	14,420	—	335,343
Gain on sale of assets	—	(459)	—	—	(459)
Special charges	320	12,000	29	—	12,349

Operating (loss) income	(3,070)	171,542	7,791	154	176,417
Net interest expense	120,187	104,798	105	(103,316)	121,774

(Loss) income before income taxes	(123,257)	66,744	7,686	103,470	54,643
Provision for income taxes	2,119	20,302	2,354	60	24,835

(Loss) income from operations	(125,376)	46,442	5,332	103,410	29,808
Equity (earnings) in subsidiary, net of tax	(155,184)	(5,332)	—	160,516	—

Net income	$29,808	$51,774	$5,332	$(57,106)	$29,808

Comprehensive income	$28,653	$51,208	$4,743	$(55,951)	$28,653

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

September 29, 2012

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$51,733	$(129)	$7,556	$—	$59,160
Accounts receivable, net	1,079	100,795	17,279	—	119,153
Inventories	—	88,683	6,598	(344)	94,937
Salespersons overdrafts, net	—	26,789	1,353	—	28,142
Prepaid expenses and other current assets	296	11,148	834	—	12,278
Income tax receivable	2,544	—	—	—	2,544
Intercompany receivable	19,819	4,506	1,153	(25,478)	—
Deferred income taxes	3,129	16,054	191	(1,519)	17,855

Total current assets	78,600	247,846	34,964	(27,341)	334,069
Property, plant and equipment, net	83	204,155	2,844	—	207,082
Goodwill	—	959,004	24,208	—	983,212
Intangibles, net	—	403,445	11,204	—	414,649
Deferred financing costs, net	45,804	—	—	—	45,804
Deferred income taxes	—	—	2,647	—	2,647
Intercompany receivable	612,211	21,741	50,849	(684,801)	—
Other assets	845	11,916	152	—	12,913
Investment in subsidiaries	858,770	102,312	—	(961,082)	—
Prepaid pension costs	—	4,906	—	—	4,906

	$1,596,313	$1,955,325	$126,868	$(1,673,224)	$2,005,282

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Short-term borrowings	$59,000	$—	$2,040	$—	$61,040
Accounts payable	4,204	34,818	6,091	1	45,114
Accrued employee compensation	6,456	22,625	3,106	—	32,187
Customer deposits	—	48,744	3,829	—	52,573
Commissions payable	—	8,260	729	—	8,989
Income taxes payable	33,532	30,214	938	(3,985)	60,699
Interest payable	53,580	47	—	—	53,627
Current portion of long-term debt and capital leases	6	4,417	13	—	4,436
Intercompany payable	1,626	85,497	7,135	(94,258)	—
Other accrued liabilities	3,496	14,242	832	—	18,570

Total current liabilities	161,900	248,864	24,713	(98,242)	337,235
Long-term debt and capital leases, less current maturities	1,907,729	7,046	6	—	1,914,781
Intercompany payable	22,345	593,885	—	(616,230)	—
Deferred income taxes	(4,902)	151,912	(176)	2,330	149,164
Pension liabilities, net	22,576	71,722	—	—	94,298
Other noncurrent liabilities	17,410	23,126	13	—	40,549

Total liabilities	2,127,058	1,096,555	24,556	(712,142)	2,536,027
Mezzanine equity	972	—	—	—	972
Stockholder’s (deficit) equity	(531,717)	858,770	102,312	(961,082)	(531,717)

	$1,596,313	$1,955,325	$126,868	$(1,673,224)	$2,005,282

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$30,138	$2,334	$3,542	$—	$36,014
Accounts receivable, net	1,099	96,626	15,113	—	112,838
Inventories	—	104,998	4,652	(360)	109,290
Salespersons overdrafts, net	—	29,158	916	—	30,074
Prepaid expenses and other current assets	—	18,434	879	—	19,313
Income tax receivable	2,022	—	—	—	2,022
Intercompany receivable	—	12,400	—	(12,400)	—
Deferred income taxes	3,006	18,806	84	—	21,896

Total current assets	36,265	282,756	25,186	(12,760)	331,447
Property, plant and equipment, net	172	208,524	1,354	—	210,050
Goodwill	—	959,004	24,110	—	983,114
Intangibles, net	—	438,022	10,372	—	448,394
Deferred financing costs, net	52,486	—	—	—	52,486
Deferred income taxes	—	—	2,564	—	2,564
Intercompany receivable	592,610	14,303	56,229	(663,142)	—
Other assets	847	10,429	257	—	11,533
Investment in subsidiaries	812,921	97,270	—	(910,191)	—
Prepaid pension costs	—	4,906	—	—	4,906

	$1,495,301	$2,015,214	$120,072	$(1,586,093)	$2,044,494

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,135	$44,647	$5,570	$(2)	$55,350
Accrued employee compensation	6,579	21,405	2,563	—	30,547
Customer deposits	—	168,904	8,092	—	176,996
Commissions payable	—	20,651	714	—	21,365
Income taxes payable	28,478	1,414	62	(142)	29,812
Interest payable	34,204	90	—	—	34,294
Current portion of long-term debt and capital leases	12	3,996	18	—	4,026
Intercompany payable	12,075	(4,275)	4,598	(12,398)	—
Other accrued liabilities	13,553	21,673	1,158	—	36,384

Total current liabilities	100,036	278,505	22,775	(12,542)	388,774
Long-term debt and capital leases, less current maturities	1,905,214	8,351	14	—	1,913,579
Intercompany payable	14,303	649,057	—	(663,360)	—
Deferred income taxes	(5,783)	163,878	—	—	158,095
Pension liabilities, net	18,274	78,900	—	—	97,174
Other noncurrent liabilities	21,236	23,602	13	—	44,851

Total liabilities	2,053,280	1,202,293	22,802	(675,902)	2,602,473
Mezzanine equity	578	—	—	—	578
Stockholder’s (deficit) equity	(558,557)	812,921	97,270	(910,191)	(558,557)

	$1,495,301	$2,015,214	$120,072	$(1,586,093)	$2,044,494

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended September 29, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$27,025	$43,582	$5,166	$(48,748)	$27,025
Other cash used in operating activities	(39,824)	(28,091)	(2,061)	48,748	(21,228)

Net cash (used in) provided by operating activities	(12,799)	15,491	3,105	—	5,797
Purchases of property, plant and equipment	—	(41,217)	(1,797)	—	(43,014)
Additions to intangibles	—	(1,909)	(1,171)	—	(3,080)
Proceeds from sale of property and equipment	—	3,932	—	—	3,932
Other investing activities, net	—	(2,099)	2,100	—	1

Net cash used in investing activities	—	(41,293)	(868)	—	(42,161)
Short-term borrowings	94,000	—	2,048	—	96,048
Short-term repayments	(35,000)	—	—	—	(35,000)
Repayments of long-term debt and capital leases	(6)	(3,355)	(15)	—	(3,376)
Proceeds from issuance of long-term debt	—	2,094	—	—	2,094
Intercompany (receivable) payable	(24,600)	24,600	—	—	—

Net cash provided by financing activities	34,394	23,339	2,033	—	59,766
Effect of exchange rate changes on cash and cash equivalents	—	—	(256)	—	(256)

Increase (decrease) in cash and cash equivalents	21,595	(2,463)	4,014	—	23,146
Cash and cash equivalents, beginning of period	30,138	2,334	3,542	—	36,014

Cash and cash equivalents, end of period	$51,733	$(129)	$7,556	$—	$59,160

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended October 1, 2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net Income	$29,808	$51,774	$5,332	$(57,106)	$29,808
Other cash (used in) provided by operating activities	(34,559)	(49,568)	(6,193)	57,105	(33,215)

Net cash (used in) provided by operating activities	(4,751)	2,206	(861)	(1)	(3,407)
Purchases of property, plant and equipment	—	(41,477)	(808)	—	(42,285)
Additions to intangibles	—	(188)	—	—	(188)
Proceeds from sale of property and equipment	—	4,552	—	—	4,552
Acquisition of business, net of cash acquired	—	(4,681)	—	—	(4,681)

Net cash used in investing activities	—	(41,794)	(808)	—	(42,602)
Short-term borrowings	60,500	—	—	—	60,500
Short-term repayments	(8,500)	—	—	—	(8,500)
Repayments of long-term debt and capital leases	(9,361)	(2,826)	(12)	—	(12,199)
Proceeds from issuance of long-term debt	—	349	—	—	349
Intercompany payable (receivable)	(37,213)	36,179	1,033	1	—
Debt financing costs	(16,579)	—	—	—	(16,579)

Net cash provided by (used in) financing activities	(11,153)	33,702	1,021	1	23,571
Effect of exchange rate changes on cash and cash equivalents	—	—	(420)	—	(420)

Increase (decrease) in cash and cash equivalents	(15,904)	(5,886)	(1,068)	—	(22,858)
Cash and cash equivalents, beginning of period	46,794	8,098	5,305	—	60,197

Cash and cash equivalents, end of period	$30,890	$2,212	$4,237	$—	$37,339

19.	Subsequent Events

The Company has recently announced that, effective December 31, 2012, its qualified and non-qualified pension plans for non-bargained, active employees and its executive supplemental retirement agreements will be amended to freeze the accrual of additional benefits related to future service and compensation under the plans. The affected qualified pension plans were closed to new hires as of January 1, 2006. Benefits accrued as of December 31, 2012 will not be affected. Employees will continue to accrue service during their employment solely for purposes of vesting in pension benefits accrued as of December 31, 2012 which are not yet vested based on the applicable multiple year service requirement for vesting. In addition, the freeze will not impact retirees currently receiving pension benefits or employees who have separated service with vested pension benefits. Affected employees will continue to be eligible to participate in the Company’s existing defined contribution 401(k) plan, which, effective January 1, 2013, will provide for an enhanced company match on a certain level of funds contributed by the employee.

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

We have demonstrated our ability over the last eight years since our inception to execute acquisitions and dispositions that have allowed us to complement and expand our core capabilities, accelerate into market segment adjacencies, as well as enabled us to divest non-core businesses and deleverage. We anticipate that we will continue to pursue this strategy of consummating complementary acquisitions to support expansion of our product offerings and services, including to address marketplace dynamics, developments in technology and changing consumer behaviors, and broaden our geographic reach, as well as availing ourselves of strategic opportunities and market conditions for transacting on businesses in the Visant portfolio.

Our three reportable segments as of September 29, 2012 consisted of:

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

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of our annual net sales in this segment during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. Based on the seasonality of our cash flow, we traditionally borrow under our Revolving Credit Facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

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

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. The continued cautious consumer spending environment also contributes to more constrained levels of spending on purchases in our Memory Book and Scholastic segments made directly by the student and parent. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect volume in our elementary/high school publishing services products and services. Trade book publishing has experienced an accelerated shift towards digital books, which has negatively impacted our publishing services business in terms of fewer printed copies of books as well as shorter print runs. It is anticipated that the impact of digital books and the lower volume of book purchases through retail stores will continue to impact demand for trade books during the remainder of 2012.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P., and DLJMBP III owned approximately 82.5% of Holdco’s outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, while affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdco’s voting interest and 45.0% of Holdco’s economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of November 5, 2012, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of November 5, 2012, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

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

In September 2011, the FASB issued Accounting Standards Update 2011-09 (“ASU 2011-09”) which amends ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of ASU 2011-09 is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans and (4) the nature of the employer’s commitments to the plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02 (“ASU 2012-02”) which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset, other than goodwill, for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact and disclosure under this guidance but does not expect this standard to have a material impact, if any, on its financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 29, 2012 Compared to the Three Months Ended October 1, 2011

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended September 29, 2012 and October 1, 2011. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Three months ended
In thousands	September 29, 2012	October 1, 2011	$ Change	% Change
Net sales	$206,899	$227,635	$(20,736)	(9.1%)
Cost of products sold	109,394	122,253	(12,859)	(10.5%)

Gross profit	97,505	105,382	(7,877)	(7.5%)
% of net sales	47.1%	46.3%

Selling and administrative expenses	87,467	89,458	(1,991)	(2.2%)
% of net sales	42.3%	39.3%

Gain on disposal of fixed assets	(149)	(34)	(115)	NM
Special charges	1,938	835	1,103	NM

Operating income	8,249	15,123	(6,874)	(45.5%)
% of net sales	4.0%	6.6%

Interest expense, net	39,453	39,549	(96)	(0.2%)

Loss before income taxes	(31,204)	(24,426)	(6,778)
Benefit from income taxes	(11,753)	(12,157)	404	3.3%

Net loss	$(19,451)	$(12,269)	$(7,182)	(58.5%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended September 29, 2012 and October 1, 2011. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	September 29, 2012	October 1, 2011	$ Change	% Change
Net sales
Scholastic	$41,740	$48,967	$(7,227)	(14.8%)
Memory Book	66,481	72,708	(6,227)	(8.6%)
Marketing and Publishing Services	98,882	105,960	(7,078)	(6.7%)
Inter-segment eliminations	(204)	—	(204)	NM

Net sales	$206,899	$227,635	$(20,736)	(9.1%)

Operating (loss) income
Scholastic	$(17,052)	$(16,280)	$(772)	(4.7%)
Memory Book	11,246	12,441	(1,195)	(9.6%)
Marketing and Publishing Services	14,055	18,962	(4,907)	(25.9%)

Operating income	$8,249	$15,123	$(6,874)	(45.5%)

Depreciation and amortization
Scholastic	$7,729	$7,372	$357	4.8%
Memory Book	9,503	9,568	(65)	(0.7%)
Marketing and Publishing Services	8,037	8,439	(402)	(4.8%)

Depreciation and amortization	$25,269	$25,379	$(110)	(0.4%)

NM = Not meaningful

Net Sales. Consolidated net sales decreased $20.7 million, or 9.1%, to $206.9 million for the third fiscal quarter ended September 29, 2012 compared to $227.6 million for the third fiscal quarter of ended October 1, 2011.

Net sales for the Scholastic segment were $41.7 million for the third fiscal quarter of 2012, a decrease of 14.8%, compared to $49.0 million for the third fiscal quarter of 2011. This decrease was primarily attributable to $4.5 million of lower volume in our professional championship jewelry products when compared to the prior year comparable period. Also contributing to the decline was lower sales volume of class rings.

Net sales for the Memory Book segment were $66.5 million for the third fiscal quarter of 2012, a decrease of 8.6%, compared to $72.7 million for the third fiscal quarter of 2011. This decrease was primarily attributable to lower volume in the quarter, including due to a shift in the timing of shipments of yearbooks to the fourth quarter of 2012 from the third quarter of 2012.

Net sales for the Marketing and Publishing Services segment decreased $7.1 million, or 6.7%, to $98.9 million from $106.0 million for the third fiscal quarter of 2011. This decrease was attributable to lower volume in our direct mail and publishing services operations partially offset by higher volume in our sampling operations.

Gross Profit. Consolidated gross profit decreased $7.9 million, or 7.5%, to $97.5 million for the three months ended September 29, 2012 from $105.4 million for the three-month period ended October 1, 2011. As a percentage of net sales, gross profit margin for the three months ended September 29, 2012 increased to 47.1% from 46.3% for the comparative period in 2011. This increase in gross profit margin was primarily due to higher overall prices in our jewelry business and cost savings from the consolidation of certain facilities in our Memory Book segment. Partially offsetting this favorable impact was higher pension expense.

Selling and Administrative Expenses. Selling and administrative expenses decreased $2.0 million, or 2.2%, to $87.5 million for the three months ended September 29, 2012 from $89.5 million for the corresponding period in 2011. This decrease was primarily the result of a decrease in sales commissions of $1.4 million driven by lower overall sales in our Jostens business. As a percentage of net sales, selling and administrative expenses increased to 42.3% for the third fiscal quarter of 2012 from 39.3% for the prior year comparable period. This increase as a percentage of net sales was primarily due to lower overall sales year-over-year.

Special Charges. During the three months ended September 29, 2012, the Company recorded $0.6 million of restructuring costs and $1.4 million of other special charges. Restructuring costs consisted of $0.4 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility, which is expected to be substantially completed by early 2013, and $0.2 million of severance and related benefits in the Marketing and Publishing Services segment associated with reductions in force. Other special charges consisted of $1.4 million of non-cash asset impairment charges in the Memory Book segment associated with the consolidation of Jostens’ Topeka, Kansas facility. There was one associated employee headcount reduction related to the above actions in the Marketing and Publishing Services segment.

During the three months ended October 1, 2011, the Company recorded $0.5 million of restructuring costs and $0.3 million of other special charges. Restructuring costs consisted of $0.1 million of severance and related benefits associated with reductions in force in each of the Memory Book and Scholastic segments. Also included in restructuring costs was $0.3 million of severance and related benefits associated with the elimination of certain corporate management positions. Other special charges consisted of $0.3 million of non-cash asset impairment charges associated with the closure of the Milwaukee, Wisconsin facility in the Marketing and Publishing Services segment.

Operating Income. As a result of the foregoing, consolidated operating income decreased $6.9 million to $8.2 million for the three months ended September 29, 2012 compared to $15.1 million for the comparable period in 2011. As a percentage of net sales, operating income decreased to 4.0% for the second fiscal quarter of 2012 from 6.6% for the same period in 2011.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	September 29, 2012	October 1, 2011	$ Change	% Change
Interest expense	$36,342	$36,359	$(17)	(0.0%)
Amortization of debt discount, premium and deferred financing costs	3,111	3,219	(108)	(3.4%)
Interest income	—	(29)	29	NM

Interest expense, net	$39,453	$39,549	$(96)	(0.2%)

NM = Not meaningful

Net interest expense was essentially flat when compared to the prior year comparable period.

Income Taxes. We recorded an income tax benefit for the three months ended September 29, 2012 based on our best estimate of the consolidated effective tax rate applicable for the entire year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended September 29, 2012 and October 1, 2011 were 37.7% and 49.8%, respectively. The difference in quarterly rates of tax benefit was due to the effect of third quarter tax adjustments considered a period expense for the quarter ended September 29, 2012 and tax adjustments considered a period benefit for the quarter ended October 1, 2011.

Net Loss. As a result of the aforementioned items, we reported a net loss of $19.5 million for the three months ended September 29, 2012 compared to a net loss of $12.3 million for the three months ended October 1, 2011.

Nine Months Ended September 29, 2012 Compared to the Nine Months Ended October 1, 2011

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine-month periods ended September 29, 2012 and October 1, 2011. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Nine months ended
In thousands	September 29, 2012	October 1, 2011	$ Change	% Change
Net sales	$930,357	$971,521	$(41,164)	(4.2%)
Cost of products sold	434,118	447,871	(13,753)	(3.1%)

Gross profit	496,239	523,650	(27,411)	(5.2%)
% of net sales	53.3%	53.9%

Selling and administrative expenses	320,574	335,343	(14,769)	(4.4%)
% of net sales	34.5%	34.5%

Gain on disposal of fixed assets	(2,315)	(459)	(1,856)	NM
Special charges	10,630	12,349	(1,719)	NM

Operating income	167,350	176,417	(9,067)	(5.1%)
% of net sales	18.0%	18.2%

Interest expense, net	118,372	121,774	(3,402)	(2.8%)

Income before income taxes	48,978	54,643	(5,665)	(10.4%)
Provision for income taxes	21,953	24,835	(2,882)	(11.6%)

Net income	$27,025	$29,808	$(2,783)	(9.3%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine-month periods ended September 29, 2012 and October 1, 2011. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Nine months ended
In thousands	September 29, 2012	October 1, 2011	$ Change	% Change

Net sales
Scholastic	$325,078	$340,933	$(15,855)	(4.7%)
Memory Book	329,569	347,114	(17,545)	(5.1%)
Marketing and Publishing Services	276,192	283,503	(7,311)	(2.6%)
Inter-segment eliminations	(482)	(29)	(453)	NM

Net sales	$930,357	$971,521	$(41,164)	(4.2%)

Operating income
Scholastic	$25,586	$23,815	$1,771	7.4%
Memory Book	111,388	117,742	(6,354)	(5.4%)
Marketing and Publishing Services	30,376	34,860	(4,484)	(12.9%)

Operating income	$167,350	$176,417	$(9,067)	(5.1%)

Depreciation and amortization
Scholastic	$23,570	$23,420	$150	0.6%
Memory Book	28,712	29,461	(749)	(2.5%)
Marketing and Publishing Services	24,558	25,570	(1,012)	(4.0%)

Depreciation and amortization	$76,840	$78,451	$(1,611)	(2.1%)

NM = Not meaningful

Net Sales. Consolidated net sales decreased $41.2 million, or 4.2%, to $930.4 million for the nine months ended September 29, 2012 compared to $971.5 million for the prior year comparable period. Included in consolidated net sales for the nine-month period ended September 29, 2012 were approximately $2.9 million of incremental sales attributed to acquisitions. Excluding the impact of these acquisitions, consolidated net sales decreased $44.1 million, a decline of 4.5%, for the nine months ended September 29, 2012 compared to the prior year comparable period.

Net sales for the Scholastic segment for the nine-month period ended September 29, 2012 decreased by $15.9 million, or 4.7%, to $325.1 million compared to $340.9 million for the nine-month period ended October 1, 2011. This decrease was primarily attributable to lower overall volume in our jewelry and announcement products, as well as a shift in jewelry sales metal mix to lower priced metals.

Net sales for the Memory Book segment were $329.6 million for the nine-month period ended September 29, 2012, a decrease of 5.1%, compared to $347.1 million for the nine-month period ended October 1, 2011. This decrease was primarily attributable to lower volume, including due to a shift in timing of shipments of yearbooks to the fourth quarter of 2012 from the third quarter of 2012.

Net sales for the Marketing and Publishing Services segment decreased to $276.2 million for the nine-month period ended September 29, 2012, a decrease of 2.6%, compared to $283.5 million during the nine-month period ended October 1, 2011. This decrease was primarily attributable to lower volume in our publishing services business (including as a result of the cessation of production of overhead transparency products in September 2011) and direct mail operations, partially offset by higher volume in our sampling operations.

Gross Profit. Consolidated gross profit decreased $27.4 million, or 5.2%, to $496.2 million for the nine months ended September 29, 2012 from $523.7 million for the nine-month period ended October 1, 2011. As a percentage of net sales, gross profit margin decreased slightly to 53.3% for the nine months ended September 29, 2012 from 53.9% for the comparative period in 2011. The decrease in gross profit was primarily due to lower overall volume in our Memory Book and Scholastic segments and the continued shift in jewelry sales metal mix to lower priced metals and higher precious metal costs in our Scholastic segment.

Selling and Administrative Expenses. Selling and administrative expenses decreased $14.8 million, or 4.4%, to $320.6 million for the nine months ended September 29, 2012 from $335.3 million for the corresponding period in 2011. This decrease reflects lower stock-based compensation of $6.1 million and the absence of costs of approximately $3.8 million associated with the Repricing that were included in our results for the first nine months of fiscal 2011. Excluding the impact of stock-based compensation and the costs associated with the Repricing, selling and administrative expenses decreased $4.9 million to $320.2 million for the first nine months of fiscal 2012 and, as a percentage of net sales, increased slightly to 34.4% for the nine months ended September 29, 2012 from 33.5% for the comparative period in 2011. This increase as a percentage of net sales was primarily attributable to lower overall sales.

Special Charges. During the nine-month period ended September 29, 2012, the Company recorded $8.9 million of restructuring costs and $1.8 million of other special charges. Restructuring costs consisted of $5.9 million, $2.2 million and $0.9 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility in the Memory Book segment, which is expected to be substantially completed by early 2013, and reductions in force in the Marketing and Publishing Services and Scholastic segments, respectively. Other special charges consisted of $1.4 million and $0.4 million of non-cash asset impairment charges associated with the consolidation of certain facilities in the Memory Book and Marketing and Publishing Services segments, respectively. The associated employee headcount reductions related to the above actions were 374, 58 and 21 in the Memory Book, Marketing and Publishing Services and Scholastic segments, respectively.

During the nine-month period ended October 1, 2011, the Company recorded $7.7 million of restructuring costs and $4.6 million of other special charges. Restructuring costs consisted of $4.5 million, $2.2 million and $0.7 million of severance and related benefits associated with reductions in force in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively, and $0.3 million of severance and related benefits associated with the elimination of certain corporate management positions. Other special charges consisted of $2.2 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Memory Book segment and $2.4 million of non-cash asset related impairment charges associated with the closure of the Milwaukee, Wisconsin facility in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 234, 137 and 29 in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $9.0 million to $167.4 million for the nine months ended September 29, 2012 compared to $176.4 million for the comparable period in 2011. As a percentage of net sales, operating income was 18.0% and 18.2% for the nine-month periods ended September 29, 2012 and October 1, 2011, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

	Nine months ended
In thousands	September 29, 2012	October 1, 2011	$ Change	% Change
Interest expense	$109,208	$112,975	$(3,767)	(3.3%)
Amortization of debt discount, premium and deferred financing costs	9,209	8,868	341	3.8%
Interest income	(45)	(69)	24	NM

Interest expense, net	$118,372	$121,774	$(3,402)	(2.8%)

NM = Not meaningful

Net interest expense decreased $3.4 million to $118.4 million for the nine months ended September 29, 2012 compared to $121.8 million for the comparative prior year period, primarily due to lower borrowings as a result of the $60.0 million voluntary pre-payment we made under the Term Loan Credit Facility in December 2011.

Income Taxes. We recorded an income tax provision for the nine months ended September 29, 2012 based on our best estimate of the consolidated effective tax rate applicable for the entire year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the nine months ended September 29, 2012 and October 1, 2011 were 44.8% and 45.4%, respectively. The decrease in the effective tax rate from 2011 to 2012 was primarily due to reduced state income taxes related to tax credits in connection with the consolidation of facilities in the Memory Book segment. Our income tax rate continues to be unfavorably impacted by the loss of the domestic manufacturing deduction and the higher cost of foreign earnings repatriations due to our anticipated taxable loss position for 2012 after carrying forward prior year U.S. federal net operating losses reported by Holdco.

Net Income. As a result of the above, net income decreased $2.8 million to $27.0 million for the nine months ended September 29, 2012 compared to net income of $29.8 million for the nine months ended October 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity for the first nine months of fiscal 2012 and 2011 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Nine months ended
In thousands	September 29, 2012	October 1, 2011
Net cash provided by (used in) operating activities	$5,797	$(3,407)
Net cash used in investing activities	(42,161)	(42,602)
Net cash provided by financing activities	59,766	23,571
Effect of exchange rate changes on cash	(256)	(420)

Increase (decrease) in cash and cash equivalents	$23,146	$(22,858)

For the nine months ended September 29, 2012, cash provided by operating activities was $5.8 million compared with cash used in operating activities of $3.4 million for the comparable prior year period. The increase in cash provided by operating activities of $9.2 million was attributable to the timing of cash interest payments and lower working capital requirements.

Net cash used in investing activities for the nine months ended September 29, 2012 was $42.2 million compared with $42.6 million for the comparative 2011 period. Our capital expenditures relating to purchases of property, plant and equipment were $43.0 million and $42.3 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.

Net cash provided by financing activities for the nine months ended September 29, 2012 was $59.8 million, compared with $23.6 million for the comparable 2011 period. Net cash provided by financing activities for the nine months ended September 29, 2012 primarily consisted of $61.0 million of net short-term borrowings under the Revolving Credit Facility, offset somewhat by $1.3 million of net repayments of long-term debt related to equipment financing arrangements and capital lease obligations. Net cash provided by financing activities for the nine months ended October 1, 2011 primarily consisted of $52.0 million of net short-term borrowings under the Revolving Credit Facility, offset somewhat by $11.9 million of net repayments of long-term debt and $16.6 million related to debt financing costs and related expenses from the Repricing described below.

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

We have substantial debt service requirements and are highly leveraged. As of September 29, 2012, we had total indebtedness of $1,997.0 million (exclusive of $11.9 million of standby letters of credit outstanding and $16.7 million of original issue discount related to the Term Loan Credit Facility), including $1,174.4 million outstanding under the Term Loan Credit Facility, $750.0 million aggregate principal amount outstanding under the Senior Notes, $11.5 million of outstanding borrowings under capital lease and equipment financing arrangements and $61.0 million outstanding under the Revolving Credit Facility, including $2.0 million which relates to borrowings under our Canadian credit facility. Our cash and cash equivalents as of September 29, 2012 totaled $59.2 million. As of September 29, 2012, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $102.1 million of available borrowings (net of standby letters of credit) under the $175.0 million Revolving Credit Facility as of September 29, 2012.

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

There were no material changes in our exposure to market risk during the quarter ended September 29, 2012. During the first nine months of 2012, the price of gold remained at historically high levels. To mitigate continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover all of our needs for the remainder of 2012 and a portion of 2013. For additional information, refer to the discussion under Part I, Item 1., Note 12, Commitments and Contingencies and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, elsewhere in this report and Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

During the quarter ended September 29, 2012, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither Visant’s nor Holdco’s equity securities are registered pursuant to Section 12 of the Exchange Act. For the third fiscal quarter ended September 29, 2012, neither we nor Holdco issued or sold any equity securities, except that on August 9, 2012, Holdco granted 40,000 options to purchase Class A Common Stock, subject to vesting, to an officer of a subsidiary of Visant under the 2004 Plan in accordance with Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.	OTHER INFORMATION

The Company makes the following disclosure that otherwise would be made on a Form 8-K:

The Company has implemented a 2012 long-term phantom share incentive program with certain Jostens’ key employees. The program provides for the grant of phantom shares to the participating employee which are subject to vesting and other terms and conditions and restrictions of the share award, including meeting certain performance metrics and continued employment. The grants will be settled in cash in a lump sum amount based on the fair market value of the Visant Holding Corp. Class A Common Stock and the number of shares in which the executive has vested, following the end of fiscal year 2014 (which occurs on January 3, 2015). In the case of a limited number of certain senior executives, absent a change of control prior to January 3, 2015, payment with respect to a portion of the lump sum payment in respect of performance award in which the executive vests as of the end of fiscal year 2014 will not be due until the earlier of a change in control or early 2016 (and not later than March 15, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 3, 2015, as described therein. Shares not vested, including if the respective performance target is not achieved, are forfeited without payment. The awards are also subject to certain covenants by the employee as to confidentiality, non-competition and non-solicitation to which the employee is bound during his or her employment and for two years following a separation of service. A form of the award letter agreement is filed as Exhibit 10.1 to this Form 10-Q, and the foregoing is qualified by the terms of such award letters.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.).

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(1)	By-Laws of Visant Corporation.

10.1	Form of 2012 Jostens, Inc. Long-Term Incentive Award Letter.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations and Comprehensive Loss (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: November 13, 2012	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: November 13, 2012	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)