Form 10-K
period 2012-12-29
VISANT CORP
filed 2013-03-28
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

As of March 13, 2013, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

Our Segments

Our three reportable segments as of December 29, 2012 consisted of:

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

The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is primarily attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover our needs for fiscal 2013.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. The continued cautious consumer spending environment also contributes to more constrained levels of spending on purchases in our Memory Book and Scholastic segments made directly by the student and parent. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect orders being placed by our Publishing Services customers and volume in our elementary/high school publishing services products and services. Trade book publishing has experienced an accelerated shift towards digital books, which has negatively impacted our publishing services business in terms of fewer printed copies of books as well as shorter print runs.

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

Scholastic

We are one of the leading providers of services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, our focus is on the school channel, and we primarily serve U.S. high schools, colleges and universities, marketing and selling products to students and administrators. Jostens relies primarily on a network of independent sales representatives to sell its scholastic products. We provide a high level of customer service in the marketing and sale of class rings and related jewelry products and certain other graduation products. We also provide ongoing warranty service on our class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets. Since the acquisition of Neff, a single source provider of custom award programs and apparel, in March 2007 and our subsequent acquisitions in 2009 and 2010 in the varsity jacket business, we also market, manufacture and sell an array of additional scholastic products, including chenille letters, varsity jackets, mascot mats, plaques and sports apparel in schools and through a dealer network.

Memory Book

Through our Jostens subsidiary, we are one of the leading sales and marketing organizations providing services in conjunction with the publication, marketing, sale and production of memory books and related products that help people tell their stories and chronicle important events. Jostens’ strong brand recognition is deeply rooted in its school-by-school relationships and in its consistent ability to deliver high quality products and services and innovate to meet market demands. Jostens primarily services U.S. high schools, colleges, universities, elementary schools and middle schools. Jostens generates the majority of its revenues from high school accounts. Jostens’ independent sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of online layout and editorial tools to assist the schools in the publication of the yearbook. With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis. Jostens also offers online memory book products and related services, enabling the consumer to create personal, hard or soft-cover memory books to chronicle important events.

Marketing and Publishing Services

The Marketing and Publishing Services segment includes operations in sampling, direct marketing and publishing services. Our sampling operations provide services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems and packaging, primarily for the fragrance, cosmetic and personal care segments. With over a 100-year history, Arcade pioneered our leading ScentStrip® product in 1980. Since then, we have developed an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various conventional and online marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. Since the acquisition of Color Optics, Inc. (“Color Optics”), a specialty packaging provider, in April 2011, we also market, manufacture and sell highly decorated packaging solutions to the cosmetic and consumer products industries. Our direct marketing operations specialize in high-quality, in-line printed products and can accommodate large marketing projects with a wide range of dimensional printed products and in-line finishing production, data processing and mailing services. Our products range from conventional direct marketing pieces to integrated offerings with data collection and tracking features. Our personalized imaging capabilities can offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts. Our publishing services business produces book components, including book covers and jackets, and employs specialized techniques to create highly decorated covers.

Products

The following table presents our revenue by product.

	In thousands	For the year ended
	Revenue by product	2012	%	2011	%	2010	%
Memory Book:	Memory book and yearbook products and services	$345,281	29.9%	$362,380	29.8%	$375,866	30.3%

Scholastic:	Graduation and affinity products	253,341	21.9%	261,849	21.5%	261,383	21.1%
	Class ring and jewelry products	192,449	16.7%	212,818	17.5%	208,347	16.8%

Marketing & Publishing Services:	Sampling products and services	192,195	16.6%	174,831	14.4%	146,757	11.8%
	Book components	94,788	8.2%	108,784	8.9%	132,109	10.6%
	Direct marketing products and services	77,288	6.7%	97,130	8.0%	116,425	9.4%

	Total revenue	$1,155,342	100.0%	$1,217,792	100.0%	$1,240,887	100.0%

Competition

Scholastic

Jostens’ primary competition in class rings consists of two national firms, Herff Jones, Inc. (“Herff Jones”) and American Achievement Corporation (“American Achievement”), which markets the Balfour and ArtCarved brands, as well as a host of regional companies, retailers and traditional jewelry stores, which compete more effectively based on technology, online offerings and manufacturing advances. Herff Jones distributes its products primarily within school and online, while American Achievement distributes its products through multiple distribution channels including schools, online, independent and jewelry chain retailers, and mass merchandisers. Jostens distributes its products primarily within schools and through online offerings. In the affiliation ring space, Jostens competes primarily with national and regional manufacturers, consumer product companies, retailers and jewelry stores and a number of small regional competitors. In the marketing and sale of other scholastic affinity products, we compete primarily with American Achievement and Herff Jones, as well as numerous local and regional competitors and online offerings, including dealers and retailers, who offer products similar to ours. Each competes on the basis of service, on-time delivery, product quality, price and product offerings, with particular importance given to establishing a proven track record of timely delivery of quality products.

Memory Book

In the sale of yearbooks and memory books to schools and students, Jostens competes primarily with American Achievement (which markets under the Taylor Publishing brand), Herff Jones, Walsworth Publishing Company and Lifetouch Inc. as well as a host of other companies providing conventional and online memory book offerings. Each competes on the basis of service, product customization and personalization, on-time delivery, print quality, price and product offerings. Customization and personalization capabilities, combined with technical assistance and customer service, are important distinguishing factors in yearbook production.

Marketing and Publishing Services

The Marketing and Publishing Services business competes primarily with Orlandi, Inc., Ileos, Klocke, Marietta and a number of more regional competitors in the fragrance and cosmetic sampling business. Our sampling system business also competes with numerous manufacturers of sampling products such as miniatures, vials, blotters, packets, sachets, blister packs and scratch and sniff products. The packaging portion of our Marketing and Publishing Services business competes with a host of packaging manufacturers, including Arkay, Hub Folding Carton and Curtis Packaging, but we believe we distinguish ourselves based on our highly customized capabilities and offerings as well as proprietary offerings through coordination with our sampling business. Our direct marketing products and services compete with numerous other marketing and advertising venues for limited marketing dollars that customers have available to allocate to various types of advertising, marketing and promotional efforts such as television and in-store promotions as well as other printed products produced by numerous national and regional printers and more recently, online offerings. We seek to differentiate ourselves based on our capabilities, innovative products and services, quality and organizational and financial strength. We compete primarily with Coral Graphics Services, Inc., RR Donnelley, Quad Graphics, Courier, Worzalla Publishing Company and Lake Books in the production and sale of book covers and components.

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

The principal raw materials purchased by the Marketing and Publishing Services business consist of paper, ink and adhesives. Paper costs generally flow through to the customer as paper is ordered for specific jobs, and we do not take significant commodity risk on paper. Our sampling system business utilizes specific grades of paper, foil and other laminates, which are each available from only a limited number of suppliers, which could affect availability and other terms. We enter into contractual arrangements with suppliers to obtain purchasing efficiencies on key raw materials.

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

Matters pertaining to our market risks are set forth below under Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Backlog

Because of the nature of our business, orders are generally filled within a few months from the time of placement. However, Jostens typically obtains contracts in the second quarter of one year for student yearbooks to be fulfilled in the second and third quarters of the subsequent year. Orders for yearbooks under these contracts are primarily placed during the third and fourth quarters. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate that the aggregate backlog of orders, related primarily to our Memory Book and Scholastic businesses, was approximately $396.3 million and $416.6 million as of the end of fiscal years 2012 and 2011, respectively. We expect most of the 2012 backlog to be confirmed and filled in 2013.

Environmental

Our operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters, and from time to time, we may be involved in remedial and compliance efforts.

Intellectual Property

Our businesses rely on a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect the intellectual property rights we employ in our businesses. We also have trademarks registered in the United States and in jurisdictions around the world. We have a number of registered patents in the United States and abroad covering certain of the proprietary processes and products particularly as used in our Memory Book and Marketing and Publishing Services segments, and we have submitted patent applications for certain other manufacturing processes and products. Many of our processes and products and services are not, however, covered by any patent or patent application. As a result, our businesses may be adversely affected by competitors who independently develop equivalent or superior technologies, know-how, trade secrets or production methods or processes as compared to those employed by us. We are involved in proceedings from time to time in the course of our businesses to protect and enforce our intellectual property rights, and third parties from time to time may initiate proceedings against us asserting that our products or services infringe or otherwise violate their intellectual property rights.

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

Employees

As of December 29, 2012, we had approximately 4,174 full-time employees. As of December 29, 2012, approximately 44 of Jostens’ full-time employees were represented under a collective bargaining agreement that expires in June 2013, and approximately 268 full-time employees from our Marketing and Publishing Services business were represented under collective bargaining agreements that expire in March 2015, October 2015 and December 2015. As of December 29, 2012 there were 43 employees represented under a collective bargaining agreement at our Topeka facility completing certain limited manufacturing. All manufacturing operations at such facility were completed by February 2013. We routinely rely on seasonal employees to augment our workforce to meet our regular seasonal demand. Many of our seasonal employees return year after year allowing us to enjoy the benefits of a well-trained seasonal workforce.

We consider our relations with our employees to be satisfactory.

International Operations

During 2012, our foreign sales were derived primarily from operations in Canada, Europe and Brazil. Local taxation and regulatory requirements, import duties, fluctuation in currency exchange rates and restrictions on expatriation of funds are among the risks attendant to our foreign operations.

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

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, changes in demand and buying habits, legal and regulatory developments, conditions in the global economy and in the credit and capital markets, developments within the primary industries we serve and increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty achieving our strategic objectives. We may also decide to alter or discontinue certain aspects of our business strategy at any time. Any failure to successfully implement our business strategy may adversely affect our business, results of operations, cash flows and financial condition and thus our ability to service our indebtedness.

Economic weakness and uncertainty, as well as the effects of these conditions on our customers’ and suppliers’ businesses and their demand for our products and services, could have an adverse effect on our business and results of operations.

Our business and operating results are affected by global economic conditions and, in particular, conditions in our customers’ and suppliers’ businesses and the market segments they serve. We have experienced and may continue to experience reduced demand for certain of our products and services. As a result of uncertainty about global economic conditions, including factors such as unemployment, bankruptcies, financial market volatility, the sovereign debt crisis, government budget deficits and other factors which continue to affect the global economy, our customers and suppliers may experience further deterioration of their businesses or suffer cash flow shortages. In turn, existing or potential customers may delay or decline to purchase our products and related services, and our suppliers and customers may not be able to fulfill their obligations to us in a timely fashion.

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

We face competition in our businesses from a number of companies, some of which have substantial financial and other resources. Our future financial performance will depend, in large part, on our ability to maintain an advantageous market position. It is possible that certain of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can. We expect to meet significant competition from existing competitors with entrenched positions and may face additional competition from new competitors, both with respect to our existing product and service lines and new products and services we might introduce. Further, competitors might expand their product or service offerings, either through internal product development or acquisitions of our direct competitors. These competitors could introduce products or services or establish prices for their products or services in a manner that could adversely affect our ability to compete or could otherwise result in downward pressure on pricing. To maintain a competitive advantage, we may need to increase our investment in product and service development, manufacturing capabilities and sales and marketing and will need to continue to improve our cost structure and operating efficiencies. Increases in competition could have a material and adverse effect on our business, results of operations, cash flows and financial condition.

We are subject to fluctuations in the cost and availability of raw materials and the possible loss of suppliers.

We are dependent upon the availability of raw materials to produce our products. The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semi-precious and synthetic stones. The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. From time to time, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated quantity needed to satisfy projected customer demand. Higher gold prices have impacted, and could further impact, our jewelry sales metal mix. Our Marketing and Publishing Services business primarily uses paper, ink and adhesives. Similarly, our sampling system business utilizes specific grades of paper, foil and other laminates in producing its sampling products. The price and availability of these raw materials are affected by numerous factors beyond our control. These factors include:

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

We rely on a limited number of suppliers for certain of our raw materials and outside services. Global market and economic conditions may affect our suppliers and impact their viability and their ability to fulfill their obligations to us. Jostens purchases substantially all of its precious, semi-precious and synthetic stones from a single supplier located in Germany. We believe this supplier provides stones to almost all of the class ring manufacturers in the United States. If access to this supplier were lost or curtailed, we may not be able to secure alternative supply arrangements in a timely and cost-efficient fashion. Similarly, all of our ScentStrip® sampling systems, which account for a substantial portion of net sales from our sampling system business, utilize specific grades of paper for which we rely primarily on two domestic suppliers, with whom we do not have written supply agreements in place. A loss of this supply of paper could have a material adverse effect on our sampling system business, results of operations, cash flows and financial condition to the extent that we are unable to obtain the specific paper in sufficient quantities from other suppliers or elsewhere. Moreover, certain of our other primary label sampling systems utilize certain foil and other laminates that are presently sourced primarily from one supplier, with whom we do not have a written supply agreement in place. A significant deterioration in or loss of supply could have a material adverse effect on our business, results of operations, cash flows, financial condition and competitive advantage.

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

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 40% of our annual net sales for fiscal year 2012 during the second quarter of our fiscal year and a majority of our annual cash flow from operations during the fourth quarter of our fiscal year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of the annual net sales in this segment during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.

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

We have significant customer concentration within our Marketing and Publishing Services segment. Our top five customers in our sampling system business, for example, represented approximately 27% of our net sales within our Marketing and Publishing Services segment for 2012. We do not generally have long-term contracts for committed volume with our sampling customers. Our top five customers in our cover and component business represented approximately 15% of our net sales within our Marketing and Publishing Services segment for 2012. Customers in our cover and component business include the three major educational textbook publishers, Pearson, Houghton Mifflin Harcourt and McGraw-Hill, all of whom have written agreements with us for committed volume. Any significant cancellation, deferral or reduction in the quantity or type of product sold to these principal Marketing and Publishing Services customers or a significant number of smaller customers, including as a result of our failure to perform, the impact of economic weakness and challenges on their businesses, a change in buying habits or the impact of the shift to alternative methods of content delivery to customers, could have a material adverse effect on the business, results of operations, cash flows and financial condition of our Marketing and Publishing Services business.

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

The success of our Jostens business is highly dependent upon the efforts and abilities of Jostens’ network of independent sales representatives. Many of Jostens’ relationships with customers and schools are cultivated and maintained by its independent sales representatives. Jostens’ independent sales representatives typically operate under one- to three-year contracts for the sale of Jostens products and services. These contracts are generally terminable upon 90 days’ notice from the end of the current contract year and contain post-termination restrictive covenants. Jostens’ sales representatives may fail to renew their contracts with Jostens due to factors outside of our control. If Jostens were to experience a significant change in the terms of its relationship with, or loss of, its independent sales representatives or material disruption or disputes arising out of the engagement or termination of its representatives, such an occurrence could have a material adverse effect upon our business, results of operations, cash flows and financial condition.

Our businesses depend on numerous complex information systems, and any failure to successfully maintain and secure these systems or implement new systems could materially harm our operations.

Our businesses depend upon numerous information systems to collect, process, transmit and store operational, financial and customer information and to support a variety of business processes and activities. We are also increasingly dependent on our information technology systems for business transactions with our customers, including our e-commerce efforts. Security breaches and other disruptions to our information systems could interfere with our operations, and could compromise information that we collect, process, transmit or store. We may not be able to enhance existing information systems or implement new information systems that can successfully integrate our business efforts. Furthermore, we may experience unanticipated delays, complications and expenses in acquiring licenses for certain systems or implementing, integrating and operating such systems.

In addition, our information systems may require modifications, improvements or replacements that may involve substantial expenditures and may necessitate interruptions in operations during periods of implementation. Implementation of these systems is further subject to our ability to access and license certain proprietary software in certain cases and in other cases the availability of information technology and other skilled personnel to assist us in developing and implementing systems. Any failure to implement, maintain and secure commercially viable information systems successfully at our businesses could have an adverse effect on our business, results of operations, cash flows and financial condition.

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

Emerging technologies, including those involving the Internet, social networking and alternative methods of content delivery, have resulted in new distribution channels and new products and services being provided that compete with our products and services. As a result of these factors, our growth and future financial performance depend on our ability to develop and market new products and services to address the new technologies and distribution channels, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer and consumer preferences and demands, including through the use of the Internet, social networking or alternative methods of content delivery. Accepted methods for delivery of media content that serve as an alternative to obtaining products or services from us may impact our business. Alternative content delivery that replaces traditional print formats, such as printed magazines and books, may also impact demand for products and services in our Marketing and Publishing Services segment which are designed for use in traditional print formats.

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

We are dependent on certain key production facilities. Our sampling systems, book component, jewelry and graduation products are each produced in dedicated facilities. Any disruption of production capabilities due to unforeseen events at any of our key dedicated facilities could adversely affect our business, results of operations, cash flows and financial condition.

Actions taken by the U.S. Postal Service, including the approval of alternative sampling products for use in periodicals without a postal surcharge, could have a material adverse effect on our business.

Postal costs are a significant component of many of our marketing and advertising customers’ cost structures. Postal rate and format or postal system changes can influence the number of pieces and types of products that our customers mail. We do not directly bear the cost of higher postal rates and changes in postal classifications. Demand for products distributed by mail, however, could be adversely affected by continued increases in postal rates or further changes in the postal system. Any resulting decline in the volume of products mailed would have an adverse effect on our business.

Sampling products are subject to regulation by the U.S. Postal Service (the “USPS”) for inclusion in periodicals mailed at periodical postage rates. Our USPS-approved “flat” sampling systems have historically enjoyed significant advantage over alternative sampling devices, such as miniatures, vials, packettes, sachets and blisterpacks, because the inclusion of these alternative products in periodicals may be not be viable for mailing or result in an increase from periodical postage rates to the higher third-class rates for a periodical’s entire circulation. Periodical sampling inserts delivered to consumers through the USPS are currently an important part of our sampling business. In 2010, the USPS approved certain alternative types of sampling products such as packettes for use in periodicals without requiring a postal surcharge, subject to the samples meeting certain conditions and restrictions, including with respect to combined weight, structure and placement in the periodical. We have not seen any impact on our business as a result of the change in standards and believe that the attributes of our advanced sampling technology and “flat” sampling devices continue to have competitive advantages over such other sampling devices. If such alternative sampling devices were to have widespread acceptance for mailing in periodicals or if the USPS were to make additional modifications to postal standards negatively affecting our sampling products, however, our sampling business, results of operations, cash flows and financial condition could be adversely affected.

A deterioration in labor relations or labor availability could have an adverse impact on our operations.

As of December 29, 2012, we had approximately 4,174 full-time employees. As of December 29, 2012, approximately 44 of Jostens’ full-time employees were represented under a collective bargaining agreement that expires in June 2013, and approximately 268 full-time employees from our Marketing and Publishing Services business were represented under collective bargaining agreements that expire in March 2015, October 2015 and December 2015. We routinely rely on seasonal employees to augment our workforce to meet our regular seasonal demand. Many of our seasonal employees return year after year allowing us to enjoy the benefits of a well-trained seasonal workforce.

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

We rely on a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and other methods to establish and protect our intellectual property, know-how and trade secrets, particularly in our Memory Book and Marketing and Publishing Services segments, which derive a substantial portion of revenue from proprietary processes or products. We generally enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or may otherwise infringe, impair, misappropriate, dilute or violate our intellectual property rights. In addition, a portion of our manufacturing processes involved in the production of our products and services are not covered by any patent or patent application. Furthermore, the patents that we use in our businesses will expire over time. Our ongoing research and development efforts may not result in new proprietary processes or products. Our competitors may independently develop equivalent or superior know-how, trade secrets or other proprietary processes or production methods as compared to those employed by us.

In addition, we are involved in proceedings from time to time in the course of our businesses to protect and enforce our intellectual property rights. Third parties may initiate proceedings against us asserting that our products or services infringe or otherwise violate their intellectual property rights. Our intellectual property rights may not have the value that we believe them to have, and our products or processes may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. Further, we may not prevail in proceedings to enforce our intellectual property rights, and the results or costs of any such proceedings may have a material adverse effect on our business, results of operations, cash flows and financial condition. Any proceedings concerning intellectual property could be protracted and costly, are inherently unpredictable and could have a material adverse effect on our business, financial condition and results of operations regardless of their outcome. The expense involved in protecting our intellectual property has been and could continue to be significant.

Changes in the rules and regulations to which we and our customers are subject may impact demand for our products and services.

We and many of our customers are subject to various government regulations, including applicable rules and regulations governing importation/exportation and product safety and the regulation of hazardous substances as well as protecting the privacy of consumer data. Continually evolving and changing regulations, both in the United States and abroad, may impact our and our customers’ businesses and could reduce demand, or increase the cost, for the related products and services.

We are subject to privacy and other related obligations and liabilities that could impose substantial costs upon us and may adversely affect our business or our financial results.

Several of our businesses use, process and store customer or consumer information that may include confidential, commercially sensitive or personally identifiable information. Privacy laws and similar regulations in many jurisdictions where we or our customers do business, as well as contractual provisions, require that we take steps to safeguard this information. Our failure to comply with any of these laws, regulations or contractual provisions or to adequately safeguard this information could adversely affect our reputation and business and subject us to significant liability in the event such information were to be disclosed in breach of our obligations.

Our results of operations in our educational textbook cover and component business are subject to variations due to the textbook adoption cycle and government funding for spending on education.

Our educational textbook cover and component business experiences fluctuations in its results of operations due to the textbook adoption cycle and government funding for spending on education. The cyclicality of the elementary and high school market is primarily attributable to the textbook adoption cycle. Our results of operations are also affected by reductions in local, state and/or federal school funding for textbook purchasing. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds, including as a result of continued challenged economic conditions and volatility in real property values, can severely restrict district purchases of instructional materials. In districts and states that primarily rely on state funding for instructional materials, a reduction in state allocations, changes in announced school funding or additional restrictions on the use of those funds may affect our results of operations in our educational textbook component business.

Lower than expected sales due to the cyclicality of the textbook adoption cycle, government funding constraints and pricing pressures that may result from increased competition could have a material adverse effect on our cash flows and, therefore, on our ability to service our obligations with respect to our indebtedness.

There are risks associated with doing business outside the United States.

Certain of our businesses sell products and services outside the United States and a number of our businesses are expanding their physical operations outside the United States. Accordingly, we are subject to increased risks inherent in conducting business outside the United States, including the impact of varying local economic, governmental, political, regulatory, tax and currency requirements, interactions and conditions in the countries in which we operate and the risks and costs associated with the importation and exportation of goods. A determination that our operations or activities, are not, or were not, in compliance with applicable laws or regulations, including of the respective host country, could result in legal proceedings and the imposition of substantial fines, the interruption of business and the loss of supplier, vendor or other third-party relationships and our results of operations could be adversely affected as a result.

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

We may not be able to consummate acquisitions or dispositions, and we may experience disruption in our businesses as a result. Our ability to consummate acquisitions will be limited by our ability to identify appropriate acquisition candidates on acceptable terms and our access to financial resources, including available cash and borrowing capacity. In addition, we could experience financial or other setbacks if any material business that we acquired or invested in encountered problems or liabilities which we were not aware of or were more extensive than believed.

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

Changes in regulatory market factors and declines in the market value of the securities held by our pension plans could materially reduce the funded status of the plans and affect the level of pension expense and required pension contributions in future years.

The funded status of our pension plans is dependent upon many factors, including return on invested assets, the level of certain market interest rates used in determining the value of our obligations and changes to regulatory requirements, each of which can affect our assumptions and have an impact on our cash funding requirements under our plans. Declines in the market value of the securities held by the plans due to changes in financial markets could materially reduce the asset values under our plans. Such changes in asset values in combination with regulatory and other market factors may affect the level of pension income associated with the pension plans that we have historically realized and increase the level of pension expense and obligate us to make significant pension contributions in future years. Based on current funding levels and expected rate of return, we anticipate beginning to need to make pension cash contributions after 2013.

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

We are highly leveraged. As of December 29, 2012, total indebtedness for Visant and its guarantors was $1,900.0 million, including $1,152.4 million under the Credit Facilities (as defined below), $736.7 million principal amount outstanding under the 10.00% Senior Notes due 2017 (the “Senior Notes”) and $10.9 million of outstanding borrowings under capital lease and equipment financing arrangements and exclusive of $11.5 million of standby letters of credit outstanding and $15.5 million of original issue discount related to the Term Loan Credit Facility (as defined below). As of December 29, 2012, Visant had availability of $163.5 million (net of standby letters of credit of $11.5 million) under its $175.0 million revolving credit facility expiring in 2015 (the “Revolving Credit Facility”) and cash and cash equivalents totaling $60.2 million. Total outstanding indebtedness (inclusive of letters of credit) for Visant and its guarantors represented approximately 164.0% of its total consolidated capitalization at December 29, 2012.

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

Any of the above listed factors could materially adversely affect our business, results of operations, cash flows and financial condition. Furthermore, our interest expense could increase if interest rates increase, because the entire amount of our debt under our Revolving Credit Facility and approximately $602.4 million of the $1,152.4 million term loan B facility maturing in 2016 (the “Term Loan Credit Facility” and together with the Revolving Credit Facility, the “Credit Facilities”) bears interest at a variable rate, subject to adjustment based on a leverage-based pricing grid. In 2011, we entered into pay-fixed/receive-floating interest rate swap transactions (the “Swap Transactions”) in an aggregate initial notional principal amount of $600.0 million with respect to our variable rate term loan indebtedness under the Credit Facilities. Each of the Swap Transactions was effective January 3, 2012, has a maturity date of July 5, 2016, and is designed to mitigate the effect of increases in interest rates between the effective date of the Swap Transactions and their maturity or earlier termination. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

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

We are a highly leveraged company and require a significant amount of cash to meet our debt service obligations. Our annual payment obligations for 2012 with respect to existing indebtedness consisted of approximately $140.6 million of interest payments on the Senior Notes and the Term Loan Credit Facility and an aggregate of $4.5 million of principal payments under our capital lease and equipment financing obligations. Our ability to make required interest payments and payments with respect to the principal amount of our debt obligations primarily depends upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. Economic weakness and uncertainty, including decreases in spending by or changes in buying habits of the customers we serve, may significantly impact our ability to generate funds from operations.

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

Visant is a holding company, and all of its assets are owned by its subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to Visant, by dividend, debt repayment or otherwise. Visant’s non-guarantor subsidiaries do not have any obligation to pay amounts due on the Senior Notes or to make funds available for that purpose. Visant’s non-guarantor subsidiaries may not be able, or may not be permitted, to make distributions to enable Visant to make payments in respect of its indebtedness, including the Senior Notes. Each of Visant’s subsidiaries is a distinct legal entity, and legal and contractual restrictions may limit Visant’s ability to obtain cash from its subsidiaries. While the indenture governing the Senior Notes and the Credit Facilities limit the ability of Visant’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to Visant, these limitations are subject to qualifications and exceptions. In addition, Visant’s guarantor subsidiaries may have their obligations under the guarantees of the Senior Notes reduced to insignificant amounts pursuant to the terms of the guarantees or subordinated if the guarantees are held to violate applicable fraudulent conveyance laws. If Visant does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its indebtedness, including the Credit Facilities and the Senior Notes.

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

Any default under the agreements governing our indebtedness, including a default under the Credit Facilities, that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the Senior Notes and could substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the agreements governing our indebtedness, including the covenants contained in the Credit Facilities, we would be in default under the terms of the agreements governing such indebtedness. If any such default occurs, the lenders under the Credit Facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under the Senior Notes. The lenders under the Credit Facilities will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

The Company has no unresolved written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

A summary of the material physical properties we currently use are as follows:

Segment	Facility Location (1)	Approximate Sq. Ft.	Interest
Scholastic	Santiago, Dominican Republic	140,000	Leased
	Laurens, South Carolina	98,000	Owned
	Shelbyville, Tennessee	87,000	Owned
	Denton, Texas	70,000	Owned
	Greenville, Ohio	69,000	Owned
	Grinnell, Iowa	60,000	Leased
	Eagan, Minnesota	34,000	Leased
	Owatonna, Minnesota	30,000	Owned
	Montreal, Quebec	10,400	Leased
	Grinnell, Iowa	5,000	Owned

Memory Book	Clarksville, Tennessee	575,000	Owned
	Visalia, California	96,000	Owned
	Sedalia, Missouri	26,000	Leased

Marketing and Publishing Services	Broadview, Illinois	212,000	Owned
	Hagerstown, Maryland	200,000	Owned
	Dixon, Illinois	160,000	Owned
	Chattanooga, Tennessee	124,000	Owned
	Rockaway, New Jersey	84,000	Leased
	Hagerstown, Maryland	50,000	Owned
	Chattanooga, Tennessee	45,000	Owned
	Chattanooga, Tennessee	29,500	Owned
	Wujiang City, China	26,000	Leased

(1)	Excludes properties held for sale and warehouse and ancillary facilities supporting our operations.

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

Visant is an indirect, wholly owned subsidiary of Holdco. Our Sponsors hold shares of the Class A (the “Class A Common Stock”) and Class C Common Stock (the “Class C Common Stock”) of Holdco, and additionally our equity-based incentive compensation plans are based on the appreciation of the Class A and Class C Common Stock of Holdco. There is no established public trading market for Visant or Holdco common stock. As of March 13, 2013, there were outstanding: 1,000 shares of common stock, par value $.01 per share, of Visant (all of which are indirectly, beneficially owned by Holdco); 5,955,680 shares of Class A Common Stock, par value $.01 per share (held by 25 stockholders of record); and one share of Class C Common Stock, par value $.01 per share (held by one stockholder of record). See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for further discussion of the ownership of Holdco. Visant may from time to time pay cash dividends on its common stock. However, each of the Credit Facilities and the indenture relating to the Senior Notes contains covenants that impose substantial restrictions on Visant’s ability to pay dividends or make distributions to Holdco.

Recent Sales of Unregistered Securities

Neither Visant’s nor Holdco’s equity securities are registered pursuant to Section 12 of the Exchange Act. For the fourth fiscal quarter ended December 29, 2012, neither we nor Holdco issued or sold any equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected historical financial data for fiscal years ended December 29, 2012, December 31, 2011, January 1, 2011, January 2, 2010 and January 3, 2009 have been derived from our audited historical consolidated financial statements.

The data presented below should be read in conjunction with the consolidated financial statements and related notes included herein and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Visant Corporation and Subsidiaries
In millions, except for ratios	2012	2011	2010	2009	2008
Statement of Operations Data:
Net sales	$1,155.3	$1,217.8	$1,240.9	$1,255.3	$1,365.6
Cost of products sold	549.5	572.6	576.9	588.8	675.8

Gross profit	605.9	645.2	664.0	666.5	689.8
Selling and administrative expenses	426.4	449.8	461.2	451.3	463.7
(Gain) loss on disposal of fixed assets	(1.6)	(0.9)	0.3	(1.4)	1.0
Special charges (1)	75.9	44.4	4.7	14.5	14.4

Operating income	105.2	151.9	197.8	202.2	210.8
(Gain) loss on repurchase and redemption of debt (2)	(0.9)	—	9.7	—	—
Interest expense, net	158.9	164.1	91.3	55.3	69.1

Provision for income taxes	5.8	2.6	40.7	56.2	54.6

Net (loss) income	$(58.6)	$(14.9)	$56.2	$90.7	$87.0

Statement of Cash Flows:
Net cash provided by operating activities	$111.7	$122.5	$204.7	$207.1	$221.2
Net cash used in investing activities	(50.7)	(53.7)	(60.4)	(44.4)	(274.3)
Net cash (used in) provided by financing activities	(36.6)	(92.5)	(197.0)	(167.0)	112.1

Other Financial Data:
Ratio of earnings to fixed charges (3)	—	—	2.0x	3.5x	3.0x
Depreciation and amortization	$104.5	$106.1	$104.6	$102.5	$103.0
Adjusted EBITDA (4)	298.1	327.7	340.1	330.2	339.9
Capital expenditures	52.1	55.5	50.2	46.1	52.4

In millions	2012	2011	2010	2009	2008
Balance Sheet Data (at period end):
Cash and cash equivalents	$60.2	$36.0	$60.2	$113.1	$117.6
Property and equipment, net	203.7	210.1	214.5	210.8	221.8
Total assets	1,926.4	2,044.5	2,144.0	2,187.2	2,288.9
Total debt	1,884.4	1,917.6	1,988.7	826.3	953.5
Stockholder’s (deficit) equity	(642.6)	(558.6)	(510.2)	739.8	687.3

(1)

Special charges for the fiscal year ended December 29, 2012 included: $58.0 million of costs in the Marketing and Publishing Services segment consisting of a $55.3 million non-cash impairment charge associated with the write-down of goodwill, $2.1 million of severance and related benefit costs and $0.5 million of non-cash asset related impairment charges associated with facility consolidations; $10.1 million of costs in the Scholastic segment including an $8.9 million non-cash impairment charge associated with the write-down of goodwill and $1.2 million of severance and related benefit costs associated with reductions in force; and $7.8 million of costs in the Memory Book segment including $6.5 million of severance and related benefit costs associated with reductions in force and approximately $1.3 million of non-cash asset impairment charges associated with the consolidation of our Topeka, Kansas facility. Special charges for the fiscal year ended December 31, 2011 included $35.3 million of costs in the Marketing and Publishing Services segment, consisting of $31.9 million of non-cash impairment charges associated with the write-down of goodwill in the amount of $24.9 million and other indefinite-lived intangible assets in the amount of $7.0 million, and $1.0 million of severance and related benefit costs and

$2.4 million of non-cash asset related impairment charges associated with the closure of our Milwaukee, Wisconsin facility. Special charges in the Memory Book segment included $6.6 million of costs consisting of $4.3 million of severance and related benefit costs associated with reductions in force and approximately $2.2 million of non-cash asset related impairment charges, in each case associated with the consolidation of our Clarksville, Tennessee and State College, Pennsylvania facilities. Special charges in the Scholastic segment included $2.2 million of severance and related benefit costs associated with reductions in force in connection with the consolidation of certain diploma operations. Also included in special charges were $0.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Special charges for the fiscal year ended January 1, 2011 included $2.4 million and $0.6 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively, and $1.7 million of costs related to cost reduction initiatives and facility consolidations in the Marketing and Publishing Services segment. Included in these costs was approximately $0.2 million in the aggregate of non-cash asset impairment charges in our Scholastic and Marketing and Publishing Services segments. Special charges for the fiscal year ended January 2, 2010 included $8.4 million in the Memory Book segment primarily related to cost reduction initiatives and the closure of Jostens’ Winston-Salem, North Carolina facility. These charges included approximately $4.0 million of severance and related benefits for associated headcount reductions with respect to the Winston-Salem facility closure and certain other reductions in force and $4.1 million of non-cash facility related asset impairment charges related to facility consolidation activity. The Scholastic segment reported $1.0 million of cost reduction initiatives and $0.5 million of non-cash asset impairment charges related to the closure of Jostens’ Attleboro, Massachusetts facility. Additionally, the Marketing and Publishing Services segment reported $4.6 million of costs related to facility consolidation activity and other reductions in force which included $2.6 million of severance and related benefits for associated headcount reductions, $1.4 million of non-cash costs related to asset impairment charges and $0.6 million of other facility consolidation costs. Special charges of $14.4 million for the year ended January 3, 2009 represented $12.8 million of costs associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities, and certain international operations, as well as the consolidation of the Chattanooga, Tennessee facilities. These charges included approximately $6.1 million of non-cash costs, including $3.1 million resulting from the write-off of accumulated currency translation balances, $2.7 million of facility related asset impairment charges and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Additionally, we incurred approximately $1.6 million of other severance and related benefits associated with headcount reductions during the twelve month period.
(2)	For the fiscal year ended December 29, 2012, Visant recognized a gain on repurchase and redemption of debt of $0.9 million in connection with the repurchase of $13.3 million in aggregate principal amount of Senior Notes in December 2012. For the fiscal year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $9.7 million in connection with the refinancing consummated by Visant on September 22, 2010 (the “Refinancing”). Visant repurchased its then outstanding 7.625% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) pursuant to a cash tender offer (the “Tender Offer”) and satisfied and discharged the remaining Senior Subordinated Notes by delivering to the trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notice given by Visant with respect to the Senior Subordinated Notes. In connection with these transactions, Visant recorded $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs.
(3)	For the purpose of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense (including capitalized interest) on all indebtedness plus amortization of debt issuance costs and the portion of rental expense that we believe is representative of the interest component of rental expense.
(4)

Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, excluding certain non-recurring items. Adjusted EBITDA excludes certain items that are also excluded for purposes of calculating required covenant ratios and compliance under the Credit Facilities and the indenture governing the Senior Notes. As such, Adjusted EBITDA is a material component of these covenants. Non-compliance with the financial ratio maintenance covenants contained in the Credit Facilities could result in the requirement to immediately repay all amounts outstanding thereunder, while non-compliance with the debt incurrence ratio in the indenture governing the Senior Notes would prohibit us and our restricted subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States of America (GAAP), is not a measure of financial condition or profitability, and should not be considered as an alternative to (a) net income (loss) determined in accordance with GAAP or (b) operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following sets forth a reconciliation of net (loss) income to Adjusted EBITDA:

	Visant Corporation and Subsidiaries
In millions	2012	2011	2010	2009	2008
Net (loss) income	$(58.6)	$(14.9)	$56.2	$90.7	$87.0
Interest expense, net	158.9	164.1	91.3	55.3	69.1
Provision for income taxes	5.8	2.6	40.7	56.2	54.8
Depreciation and amortization expense	104.5	106.1	104.5	102.5	103.0

EBITDA	210.6	257.9	292.7	304.7	313.9
Special charges (a)	75.9	44.4	4.7	14.5	14.4
(Gain) loss on repurchase and redemption of debt (b)	(0.9)	—	9.7	—	—
(Gain) loss on disposal of fixed assets (c)	(1.6)	(0.9)	0.3	(1.4)	1.0
Stock-based compensation (d)	1.1	7.0	13.4	—	—
Costs of legal proceedings and associated resolution (e)	—	—	9.3	2.4	—
Other (f)	13.0	19.3	10.0	10.0	10.6

Adjusted EBITDA	$298.1	$327.7	$340.1	$330.2	$339.9

(a)	Consists of restructuring costs and special charges incurred for fiscal years 2012, 2011, 2010, 2009 and 2008 in connection with a variety of initiatives and, for fiscal years 2012 and 2011, $64.2 million and $31.9, respectively, of non-cash impairment charges associated with the write-down of goodwill and certain intangible assets in the Marketing and Publishing Services and Scholastic segments.
(b)	For the fiscal year ended December 29, 2012, Visant recognized a gain on repurchase and redemption of debt of $0.9 million in connection with the repurchase of $13.3 million in aggregate principal amount of Senior Notes in December 2012. For the fiscal year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $9.7 million in connection with the Refinancing. Visant repurchased its Senior Subordinated Notes pursuant to the Tender Offer and satisfied and discharged the remaining Senior Subordinated Notes by delivering to the trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notice given by Visant with respect to the Senior Subordinated Notes. In connection with these transactions, Visant recorded $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs.
(c)	Represents losses on disposal of fixed assets for fiscal years 2010 and 2008. For fiscal years 2012, 2011 and 2009, reflects a gain on the donation of redundant facilities to local governments in connection with our consolidation efforts.
(d)	Consists of stock-based compensation expense related to all equity and phantom equity awards granted, including awards modified, repurchased or cancelled based on fair values of the awards at the grant date.
(e)	Reflects non-recurring costs incurred during the fiscal year ended January 1, 2011 and the fiscal year ended January 2, 2010 in connection with our defense and prosecution of previously disclosed legal proceedings and actions taken to resolve such matters.

(f)	Other charges for the fiscal year ended December 29, 2012 included $3.7 million and $2.4 million of costs related to the relocation of certain manufacturing equipment and consolidation of certain facilities in the Memory Book and Marketing and Publishing Services segments, respectively. In addition, in the Scholastic segment, there were $0.6 million of non-cash costs associated with the donation to the local industrial development authority of the former Unadilla, Georgia facility. Also included were $3.7 million of management fees, $0.9 million of non-recurring professional fees and $1.6 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended December 31, 2011 included $7.4 million of costs related to the relocation of certain manufacturing equipment and facility consolidation in connection with the closure of certain facilities in the Scholastic and Memory Book segments, $3.6 million of management fees, $2.4 million of consulting fees and $1.9 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended January 1, 2011 included $3.5 million of management fees, $2.5 million of costs related to the relocation of certain manufacturing equipment and facility consolidation in connection with the closure of certain facilities in the Scholastic and Marketing and Publishing Services segments, $0.4 million of acquisition-related costs, $0.7 million of non-recurring inventory costs associated with our strategic decision to no longer sell certain products in the Scholastic segment and $2.9 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended January 2, 2010 included $6.0 million of consolidation costs in connection with the closure of certain facilities, $3.4 million of management fees, $0.5 million of additional rent in connection with the relocation of certain operating facilities and $0.1 million of other costs that are non-recurring in nature. For the fiscal year ended January 3, 2009, other charges primarily consisted of $4.7 million of equipment relocation and other costs associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities as well as certain costs related to the realignment of international operations, $3.3 million of management fees, $1.9 million of non-recurring inventory costs associated with the company’s strategic decision to no longer sell certain products in the Scholastic segment and $0.8 million of other costs that are non-recurring in nature.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. You should read the following discussion in conjunction with Part II, Item 6. Selected Financial Data and the consolidated financial statements and related footnotes included herein.

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

As of March 13, 2013, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of March 13, 2013, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options).

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

Our Segments

Our three reportable segments as of December 29, 2012 consisted of:

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

The price of gold and other precious metals has increased dramatically since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is primarily attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover our needs for fiscal 2013.

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

Restructuring Activity and Other Special Charges

For the year ended December 29, 2012, we recorded $9.8 million of restructuring costs and $66.1 million of other special charges. Included in these charges were $58.0 million of costs in the Marketing and Publishing Services segment consisting of $55.3 million of non-cash impairment charges associated with the write-down of goodwill and $0.5 million of non-cash asset related impairment charges. Also included in such charges were $2.2 million of severance and related benefit costs. Special charges in the Scholastic segment included $8.9 million of non-cash impairment charges associated with the write-down of goodwill, and $1.2 million of severance and related benefit costs associated with reductions in force. Special charges in the Memory Book segment included $7.8 million of costs consisting of $6.4 million of severance and related benefit costs associated with reductions in force and approximately $1.4 million of non-cash asset related impairment charges, in each case associated with the consolidation of its Clarksville, Tennessee and Topeka, Kansas facilities. The associated employee headcount reductions were 389, 60 and 39 in the Memory Book, Marketing and Publishing Services, and Scholastic segments, respectively.

Restructuring accruals of $2.9 million as of each of December 29, 2012 and December 31, 2011 are included in other accrued liabilities in the Consolidated Balance Sheets. These accruals as of December 29, 2012 included amounts provided for severance and related benefit costs related to headcount reductions in each segment.

On a cumulative basis through December 29, 2012, we incurred $21.8 million of employee severance and related benefit costs related to the 2010, 2011 and 2012 initiatives, which affected an aggregate of 1,157 employees. We have paid $18.8 million in cash related to these initiatives as of December 29, 2012.

Changes in the restructuring accruals during fiscal 2012 were as follows:

In thousands	2012 Initiatives	2011 Initiatives	2010 Initiatives	2009 Initiatives	Total
Balance at December 31, 2011	$—	$2,384	$241	$267	$2,892
Restructuring charges	10,126	(277)	(20)	(4)	9,825
Severance paid	(7,208)	(2,094)	(221)	(263)	(9,786)

Balance at December 29, 2012	$2,918	$13	$—	$—	$2,931

We expect the majority of the remaining severance and related benefits associated with the 2012 and 2011 initiatives to be paid by the end of fiscal 2014.

Other Factors Affecting Comparability

Our fiscal year ends on the Saturday closest to December 31st, and, as a result, a 53rd week is added approximately every sixth year. Our 2012 fiscal year ended on December 29, 2012. Fiscal years 2012, 2011, 2010 and 2009 each consisted of 52 weeks. Our 2008 fiscal year included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

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

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2012, at which time we recognized impairment charges of $29.3 million and $26.0 million relating to an impairment of goodwill in our publishing services and direct mail reporting units, respectively, which are included in the Marketing and Publishing Services segment, and an $8.9 million impairment of goodwill in our Neff reporting unit which is included in our Scholastic segment. The impairment charges were primarily attributable to ongoing negative industry-specific factors, including continued constraints in government funding for educational textbook purchasing, the shift towards digital books in the trade book industry, competitive pricing pressures and excess capacity in the print and related services industry and reduced consumer spending levels on scholastic and affinity related products. We observed a decline in the operating results of the respective reporting units which led management to reduce forecasted sales and profitability for the remainder of 2012 and the discrete periods included in the projections.

As part of such impairment test, we first determined that the fair value of each of the publishing services, direct mail and Neff reporting unit’s indefinite-lived intangible assets was equal to or exceeded its carrying value as of the testing date. We next evaluated the recoverability of each reporting unit’s amortizable and depreciable long-lived assets by comparing the carrying value of the respective asset group to the estimated undiscounted future cash flows expected to be generated from such assets. Based on the fact that the undiscounted future cash flows of the respective asset groups over their expected remaining useful lives exceeded their respective carrying values, there was no indication of a lack of recoverability of such cash flows and, therefore, no impairment was measured. We then commenced a two-step impairment test of each reporting unit’s goodwill which had an aggregate pre-impairment carrying value of $128.9 million. In each of the Step 1 tests performed, the carrying value of each reporting unit exceeded its estimated fair value and, therefore, we proceeded to Step 2. In Step 2, the calculation determined that the aggregate implied fair value of the reporting units’ goodwill was $64.7 million and, accordingly, we recognized an aggregate pre-tax impairment charge of $64.2 million relating to the carrying value of goodwill.

The fair value of each of the other reporting units tested for impairment was substantially in excess of its carrying value except for a reporting unit in the Scholastic segment. The fair value of such reporting unit exceeded its carrying value by 12.2% and goodwill of such reporting unit was $295.8 million as of December 29, 2012. The impact of a 10% decrease in estimated future cash flows for such reporting unit, which is primarily influenced by projections of future revenue, would not result in failing the Step 1 test. The reported value of goodwill and indefinite-lived intangible assets at the end of fiscal 2012 and 2011 totaled approximately $1,180.4 million and $1,244.6 million, respectively.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items (such as, for example, capital assets) for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We must then assess the likelihood that any deferred tax assets will be recovered from taxable income of the appropriate character within the carryback or carryforward periods, and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.

On a consolidated basis, we have established a tax valuation allowance of $3.2 million as of the end of fiscal year 2012 related to foreign tax credit and foreign net operating loss carryforwards, because we believe the tax benefits are not likely to be fully realized. The decrease in the tax valuation allowance from the fiscal year 2011 balance was due to the expiration of $11.2 million of foreign tax credit carryforwards from 2002. As described in Note 13, Income Taxes, to our consolidated financial statements for the year ended December 29, 2012, we repatriated a total of $5.3 million of earnings from our foreign subsidiaries during fiscal year 2012. Due to our consolidated loss for U.S. income tax purposes as of December 29, 2012, no foreign tax credits were generated or utilized for the 2012 fiscal year.

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

Pension and Other Postretirement Benefits

Jostens sponsors several defined benefit pension plans that cover the majority of its employees and certain employees of Visant. Participation in such plans was closed to employees hired after December 31, 2005, other than for certain union employees. Effective January 1, 2008 and July 1, 2008, respectively, the pension plans covering Jostens’ hourly employees subject to Jostens’ two collective bargaining agreements were closed to new hires. Jostens also provides certain medical and life insurance benefits for eligible retirees. This plan was closed after December 31, 2005, other than for certain union employees and certain employees grandfathered into the plan on the basis of their age and tenure with Jostens as of December 31, 2005. Eligible employees from Lehigh also participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. Effective December 31, 2006, Lehigh closed participation for hourly employees hired after December 31, 2006 (currently there are no active hourly employees in such plan accruing benefits) and froze the plan for salaried and office administrative employees.

Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”) that gives additional credit for years of service as a Jostens’ sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991, calculating the benefits as if such years of service were credited under Jostens’ tax-qualified, non-contributory pension plan for salaried employees (“Plan D”). Benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code, as amended (the “Code”). The Jostens ERISA Excess Plan also pays benefits that would have been provided under Plan D but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the Code. We also maintain non-contributory, unfunded supplemental retirement plans for certain executive officers.

Effective December 31, 2012, Visant’s qualified and non-qualified pension plans for non-bargained, active employees and its executive supplemental retirement agreements for executive officers were amended to freeze the accrual of additional benefits related to future service and compensation under the plans. Benefits accrued as of December 31, 2012 will not be affected. Employees will continue to accrue service during their employment solely for purposes of vesting in pension benefits accrued as of December 31, 2012 which are not yet vested based on the applicable multiple year service requirement for vesting. In addition, the freeze will not impact retirees currently receiving pension benefits or employees who have separated service with vested pension benefits.

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

The following is a summary of the three key assumptions that were used in determining 2012 pension expense, along with the impact of a 1% change in each assumed rate. Amounts appearing in parentheses indicate the amount by which annual pension expense would be reduced by a 1% change in the assumed rate. Modification of these assumptions does not impact the funding requirements for the qualified pension plans.

In thousands	Rate	Impact of 1% increase	Impact of 1% decrease
Discount rate (1)	5.39%	$(3,743)	$4,447
Expected return on plan assets (2)	9.00%	$(2,671)	$2,671
Rate of compensation increases (3)	3.45%	$398	$(358)

(1)	A discount rate of 5.39% was used for both the qualified and non-qualified pension plans.
(2)	The expected long-term rate of return on plan assets was 9.00%.
(3)	The average compensation rate was 3.45% for the Jostens salaried employee plans.

As of December 29, 2012, we did not expect to have an obligation to contribute to our qualified pension plans in 2013 due to the funded status and credit balances of the plans. Based on the impact of the Moving Ahead for Progress legislation (known as MAP-21) passed in July 2012, current funding levels and expected rate of return, we anticipate beginning to need to make pension cash contributions after 2013. For the fiscal year ended December 29, 2012, we did not make any contributions to the qualified pension plans and contributed $2.5 million and $0.5 million to the non-qualified pension plans and postretirement welfare plans, respectively.

Results of Operations

The following table sets forth selected information derived from our Consolidated Statements of Operations and Comprehensive (Loss) Income for fiscal years 2012, 2011 and 2010. In the text below, amounts and percentages have been rounded and are based on the amounts in our consolidated financial statements.

	Visant Corporation and Subsidiaries			% Change between 2011 and 2012	% Change between 2010 and 2011
In thousands	2012	2011	2010
Net sales	$1,155,342	$1,217,792	$1,240,887	(5.1%)	(1.9%)
Gross profit	605,852	645,181	664,037	(6.1%)	(2.8%)
% of net sales	52.4%	53.0%	53.5%
Selling and administrative expenses	426,376	449,801	461,227	(5.2%)	(2.5%)
% of net sales	36.9%	36.9%	37.2%
(Gain) loss on disposal of fixed assets	(1,629)	(910)	269	NM	NM
Special charges	75,905	44,413	4,720	NM	NM
Operating income	105,200	151,877	197,821	(30.7%)	(23.2%)
% of net sales	9.1%	12.5%	15.9%
Interest expense, net	158,924	164,136	91,293	(3.2%)	79.8%
(Gain) loss on repurchase and redemption of debt	(947)	—	9,693	NM	NM
Provision for income taxes	5,823	2,625	40,668	121.8%	(93.5%)
Net (loss) income	(58,600)	(14,884)	56,167	293.7%	(126.5%)
NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for fiscal years 2012, 2011 and 2010. For additional financial information about our operating segments, see Note 16, Business Segments, to the consolidated financial statements.

	Visant Corporation and Subsidiaries			% Change between 2011 and 2012	% Change between 2010 and 2011
In thousands	2012	2011	2010
Net sales
Scholastic	$445,790	$474,667	$469,730	(6.1%)	1.1%
Memory Book	346,070	362,380	375,866	(4.5%)	(3.6%)
Marketing and Publishing Services	364,297	380,774	395,310	(4.3%)	(3.7%)
Inter-segment eliminations	(815)	(29)	(19)	NM	NM

	$1,155,342	$1,217,792	$1,240,887	(5.1%)	(1.9%)

Operating income
Scholastic	$25,260	$34,948	$25,635	(27.7%)	36.3%
Memory Book	92,284	103,137	116,549	(10.5%)	(11.5%)
Marketing and Publishing Services	(12,344)	13,792	55,637	(189.5%)	(75.2%)

	$105,200	$151,877	$197,821	(30.7%)	(23.2%)

NM = Not meaningful

Year Ended December 29, 2012 Compared to the Year Ended December 31, 2011

Net Sales.    Consolidated net sales decreased $62.5 million, or 5.1%, to $1,155.3 million for the fiscal year ended December 29, 2012 compared to $1,217.8 million for the prior year comparable period.

Net sales for the Scholastic segment for the fiscal year ended December 29, 2012 decreased by $28.9 million, or 6.1%, to $445.8 million compared to $474.7 million for the fiscal year ended December 31, 2011. This decrease was primarily attributable to lower overall volume in jewelry and announcement products, as well as a shift in jewelry sales metal mix to lower priced metals. In addition, approximately $4.0 million of sales shifted to the first half of 2013 from the fourth quarter of 2012 due to the timing of deliveries to the end customer. This decrease was offset somewhat by higher prices in jewelry products due to higher metal costs.

Net sales for the Memory Book segment were $346.1 million for the fiscal year ended December 29, 2012, a decrease of 4.5%, compared to $362.4 million for the fiscal year ended December 31, 2011. This decrease was primarily attributable to lower volume.

Net sales for the Marketing and Publishing Services segment decreased $16.5 million, or 4.3%, to $364.3 million for the fiscal year ended December 29, 2012, compared to $380.8 million for the fiscal year ended December 31, 2011. This decrease was primarily attributable to lower volume in our publishing services and direct mail operations partially offset by higher volume in our sampling operations.

Gross Profit.    Consolidated gross profit decreased $39.3 million, or 6.1%, to $605.9 million for the fiscal year ended December 29, 2012 from $645.2 million for the fiscal year ended December 31, 2011. As a percentage of net sales, gross profit margin decreased slightly to 52.4% for fiscal year 2012 from 53.0% for the comparative prior year period. This decrease in gross profit margin was primarily due to the impact of lower overall sales and increased pension expense.

Selling and Administrative Expenses.    Selling and administrative expenses decreased $23.4 million, or 5.2%, to $426.4 million for the fiscal year ended December 29, 2012 from $449.8 million for fiscal year 2011.

This decrease was mainly due to lower overall commissions and stock-based compensation expense. As a percentage of net sales, selling and administrative expenses were 36.9% for each of fiscal years 2012 and 2011.

Special Charges.    For the year ended December 29, 2012, we recorded $9.8 million of restructuring costs and $66.1 million of other special charges. Included in these charges were $58.0 million of costs in the Marketing and Publishing Services segment consisting of $55.3 million of non-cash impairment charges associated with the write-down of goodwill and $0.5 million of non-cash asset related impairment charges. Also included in such charges were $2.2 million of severance and related benefit costs. Special charges in the Scholastic segment included $8.9 million of non-cash impairment charges associated with the write-down of goodwill, and $1.2 million of severance and related benefit costs associated with reductions in force. Special charges in the Memory Book segment included $7.8 million of costs consisting of $6.4 million of severance and related benefit costs associated with reductions in force and approximately $1.4 million of non-cash asset related impairment charges, in each case associated with the consolidation of its Clarksville, Tennessee and Topeka, Kansas facilities. The associated employee headcount reductions were 389, 60 and 39 in the Memory Book, Marketing and Publishing Services, and Scholastic segments, respectively.

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

Operating Income.    As a result of the foregoing, our consolidated operating income decreased $46.7 million to $105.2 million for the fiscal year ended December 29, 2012 compared to $151.9 million for the comparable period in 2011. As a percentage of net sales, operating income was 9.1% and 12.5% for the fiscal years ended December 29, 2012 and December 31, 2011, respectively.

Net Interest Expense.    Net interest expense is comprised of the following:

In thousands	2012	2011
Visant Corporation and Subsidiaries:
Interest expense	$145,778	$149,323
Amortization of debt discount, premium and deferred financing costs	13,225	14,910
Interest income	(79)	(97)

Interest expense, net	$158,924	$164,136

Net interest expense decreased $5.2 million to $158.9 million for the fiscal year ended December 29, 2012 compared to $164.1 million for the comparative prior year period, primarily due to lower average borrowings.

Provision For Income Taxes.    Our consolidated effective income tax rate was (11.0%) and (21.4%) for the fiscal years ended December 29, 2012 and December 31, 2011, respectively. The effective tax rates for both 2012 and 2011 were significantly impacted by the unfavorable effect of the nondeductible goodwill impairment charges taken during each of the years. Foreign earnings repatriations also had unfavorable impacts on the effective tax rates for both annual periods. Comparisons of percentage changes year-over-year is not meaningful when the pre-tax income base for comparison changes significantly year-to-year. The impact of changes in the effective tax rate at which we expected deferred tax assets and liabilities to be realized or settled in the future was unfavorable in 2012 compared with a favorable tax rate impact in 2011. The change in effective deferred tax rates reflects our 2011 state income tax returns and the effects of certain changes in state tax laws. For 2013, we anticipate a consolidated effective tax rate between 41% and 45% before the impact of any resolution of outstanding income tax audits.

Net (Loss) Income.    As a result of the foregoing, we incurred a net loss for the fiscal year ended December 29, 2012 of $58.6 million compared to net loss of $14.9 million for the fiscal year ended December 31, 2011.

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

Provision For Income Taxes.    Our consolidated effective income tax rate was (21.4%) and 42.0% for the fiscal years ended December 31, 2011 and January 1, 2011, respectively. The effective tax rate for 2011 was more unfavorable compared with the rate for 2010 due to the impact of the goodwill impairment charge in the Marketing and Publishing Services segment as of year end 2011, $23.5 million of which did not provide an income tax benefit. The impact of the unfavorable tax rate effect associated with foreign earnings repatriations was lower in 2011 than in 2010. The impact of changes in the effective tax rate at which we expected deferred tax assets and liabilities to be realized or settled in the future was more favorable in 2011 than in 2010. The change in effective deferred tax rates reflects our 2010 state income tax returns and the effects of certain changes in state tax laws.

Net (Loss) Income.    As a result of the foregoing, we incurred a net loss for the fiscal year ended December 31, 2011 of $14.9 million compared to net income of $56.2 million for the fiscal year ended January 1, 2011.

Liquidity and Capital Resources

The following table presents cash flow activity for applicable periods noted below and should be read in conjunction with our Consolidated Statements of Cash Flows. The following presentation is solely with respect to Visant and its subsidiaries and does not reflect disclosure regarding Holdco and its financing activities, which has historically been included for periods prior to the Refinancing. In connection with the Refinancing, all Holdco indebtedness was extinguished, and the senior indebtedness was placed at Visant.

In thousands	2012	2011	2010
Net cash provided by operating activities	$111,741	$122,529	$204,735
Net cash used in investing activities	(50,652)	(53,684)	(60,398)
Net cash used in financing activities	(36,606)	(92,527)	(196,957)
Effect of exchange rate changes on cash	(301)	(501)	(276)

Increase (decrease) in cash and cash equivalents	$24,182	$(24,183)	$(52,896)

Full Fiscal Year 2012

In 2012, cash provided by operating activities was $111.7 million compared with $122.5 million for the comparable prior year period. The decrease in cash from operating activities of $10.8 million was attributable to lower cash earnings, primarily due to lower overall sales.

Net cash used in investing activities for 2012 was $50.7 million compared with $53.7 million for the comparative 2011 period. The $3.0 million change was primarily driven by decreased acquisition activity of $4.7 million and lower capital expenditures for purchases of property, plant and equipment of $3.4 million in 2012 versus the comparable 2011 period. These decreases in cash used in investing activities were partially offset by lower proceeds from the sale of property, plant and equipment of $2.0 million in 2012. Our capital expenditures relating to purchases of property, plant and equipment were $52.1 million and $55.5 million for 2012 and 2011, respectively.

Net cash used in financing activities for 2012 was $36.6 million compared with $92.5 million for the comparable 2011 period. Net cash used in financing activities for 2012 primarily consisted of $38.7 million of long-term debt repayments. Net cash used in financing activities for 2011 primarily consisted of $76.3 million of long-term debt repayments and $16.6 million related to debt financing costs and related expenses in connection with the Repricing (as defined below) in March 2011.

On December 17, 2012, Visant made a voluntary pre-payment of $22.0 million on the outstanding Term Loan Credit Facility and repurchased for retirement in privately negotiated transactions $13.3 million in aggregate principal amount of Senior Notes.

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

In 2011, we entered into the Swap Transactions in an aggregate initial notional principal amount of $600.0 million with respect to our variable rate term loan indebtedness under the Credit Facilities. Each of the Swap Transactions was effective January 3, 2012, has a maturity date of July 5, 2016 and is designed to mitigate the effect of increases in interest rates between the effective date of the Swap Transactions and their maturity or earlier termination.

On December 22, 2011, Visant made a voluntary pre-payment of $60.0 million on the outstanding Term Loan Credit Facility.

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations for future payments as of December 29, 2012:

	Payments due by calendar year
In thousands	Total	2013	2014	2015	2016	2017	Thereafter
Notes outstanding	$736,670	$—	$—	$—	$—	$736,670	$—
Term loans	1,152,407	10,667	—	—	1,141,740	—	—
Operating leases	29,613	6,689	6,067	4,956	4,172	3,417	4,312
Capital leases	5,014	2,556	2,163	233	34	28	—
Equipment financing arrangements	6,537	2,438	2,392	1,127	535	45	—
Precious metals forward contracts	19,253	19,253	—	—	—	—	—
Benefit obligations (qualified) (1)	37,900	—	5,400	10,900	10,100	8,700	2,800
Benefit obligations (unqualified) (2)	25,912	2,772	2,690	2,607	2,845	2,488	12,510
Interest expense (3)	622,367	137,650	137,333	137,017	136,700	73,667	—
Management agreements (4)	24,767	3,829	3,944	4,062	4,184	4,309	4,439
Contractual capital equipment purchases	1,816	1,816	—	—	—	—	—
Promissory notes to former employees	817	336	481	—	—	—	—

Total contractual cash obligations (5)	$2,663,073	$188,006	$160,470	$160,902	$1,300,310	$829,324	$24,061

(1)	Amounts represent projected future benefit payments to our funded qualified pension plans based on current assumptions. We do not expect to have an obligation to contribute to our funded qualified pension plans in 2013. The estimated amount of our contributions to our funded qualified pension plans beyond 2013 is reflected but will be subject to change based on future asset and liability experience. Actual obligations may differ.
(2)	Amounts represent projected future benefit payments for our unfunded non-qualified pension plans and postretirement welfare plans based on current assumptions.
(3)	Projected interest expense related to the variable rate term loans is based on market rates as of the end of 2012.
(4)	In October 2004, Holdco entered into a management agreement with KKR and DLJMBP III to provide management and advisory services to us. Holdco agreed to pay an annual fee of $3.0 million, effective October 2004, subject to 3% annual increases. Since the agreement does not have an expiration date other than in connection with the Sponsors no longer owning us, the obligation as presented above only reflects one additional year of management fees beyond 2016.
(5)	Our gross unrecognized tax benefit obligation at December 29, 2012 was $8.4 million of which $2.0 million is payable in 2013. It is not presently possible to estimate the years in which part or all of the balance would result in a cash disbursement. Also outstanding as of December 29, 2012 was $11.5 million in the form of letters of credit against the Revolving Credit Facility.

Liquidity

We use cash generated from operations primarily for debt service obligations and capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on hand and, if consummated, future financings. Based upon the current level of operations, management expects our cash flows from operations along with availability under the Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt interest and retirement obligations and related costs, and capital spending for the foreseeable future. To the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof.

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

We have substantial debt service requirements and are highly leveraged. As of December 29, 2012, we had total indebtedness of $1,900.0 million, including $1,152.4 million outstanding under the Term Loan Credit Facility, $736.7 million aggregate principal amount outstanding under the Senior Notes and $10.9 million of outstanding borrowings under capital lease and equipment financing arrangements and exclusive of $11.5 million of standby letters of credit outstanding and $15.5 million of original issue discount related to the Term Loan Credit Facility. Our cash and cash equivalents as of December 29, 2012 totaled $60.2 million. We had no outstanding borrowings under the Revolving Credit Facility as of December 29, 2012 (other than the $11.5 million outstanding in the form of standby letters of credit). As of December 29, 2012, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $163.5 million of available borrowings (net of standby letters of credit) under the $175.0 million Revolving Credit Facility as of December 29, 2012.

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

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, have and may from time to time in the future redeem or repurchase debt securities, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise subject to the terms of applicable contractual restrictions. We cannot give any assurance as to whether or when such repurchases or exchanges will occur and at what price.

In December 2012, Visant made a voluntary pre-payment of $22.0 million on the outstanding Term Loan Credit Facility and repurchased for retirement in privately negotiated transactions $13.3 million in aggregate principal amount of Senior Notes. In addition, Visant made a payment of approximately $10.7 million under the excess cash flow provisions of the Term Loan Credit Facility during the first fiscal quarter of 2013.

Off-Balance Sheet Arrangements

Precious Metals Consignment Arrangement

We are party to a precious metals consignment agreement with a major financial institution whereby we currently have the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value of consigned inventory. As required by the terms of the agreement, we do not take title to consigned inventory until payment. Accordingly, we do not include the value of consigned inventory or the corresponding liability in our consolidated financial statements. The value of consigned inventory at December 29, 2012 and December 31, 2011 was $32.8 million and $32.1 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, we incurred expenses for consignment fees related to this facility of $1.1 million for each of fiscal 2012 and 2011 and $0.9 million for fiscal 2010. The obligations under the consignment agreement are guaranteed by Visant.

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

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02 (“ASU 2012-02”) which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset, other than goodwill, for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are currently evaluating the impact and disclosure under this guidance but do not expect this standard to have a material impact, if any, on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with changes in interest rates, foreign currency exchange rates and commodity prices. To reduce any one of these risks, we may at times use financial instruments. All hedging transactions are authorized and executed under defined company policies and procedures, which prohibit the use of financial instruments for trading purposes.

Interest Rate Risk

We are subject to market risk associated with changes in LIBOR and other variable interest rates in connection with the Credit Facilities. If short-term interest rates or LIBOR averaged 10% more or less, interest expense would have changed by $0.1 million for each of 2012 and 2011 and $3.3 million for 2010.

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

Commodity Price Risk

We are subject to market risk associated with changes in the price of precious metals. To mitigate our commodity price risk, we enter into forward contracts from time to time to purchase gold, platinum and silver, in each case, based upon the estimated quantity needed to satisfy projected customer demand. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on our open precious metal forward purchase contracts. We considered the market rate risk of approximately $2.0 million and $4.0 million with respect to such contracts as of the end of 2012 and 2011, respectively, to be immaterial. Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase or decrease in fair value over our aggregate forward contract commitment.

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

Changes in Internal Control Over Financial Reporting

In addition, during the quarter ended December 29, 2012, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2012.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business backgrounds of our executive officers and directors as of March 20, 2013.

Name	Age	Position
Marc L. Reisch	57	Chairman, President and Chief Executive Officer
Marie D. Hlavaty	49	Senior Vice President, Chief Legal Officer and Secretary
Paul B. Carousso	44	Senior Vice President, Chief Financial Officer
David F. Burgstahler	44	Director
George M.C. Fisher	72	Director
Alexander Navab	47	Director
Tagar C. Olson	35	Director
Charles P. Pieper	66	Director
Susan C. Schnabel	51	Director

Marc L. Reisch joined Visant as Chairman, President and Chief Executive Officer upon the consummation of the Transactions in October 2004. Mr. Reisch had been a director of Jostens since November 2003.

Marie D. Hlavaty joined Visant upon the consummation of the Transactions in October 2004. Ms. Hlavaty currently serves as our Senior Vice President, Chief Legal Officer and Secretary.

Paul B. Carousso joined Visant in October 2004 upon consummation of the Transactions and currently serves as our Senior Vice President, Chief Financial Officer.

David F. Burgstahler is a Partner and the President of Avista Capital Partners, a leading private equity firm. Prior to joining Avista Capital Partners in 2005, Mr. Burgstahler was a Partner with DLJ Merchant Banking Partners, the private equity investment arm of Credit Suisse. Mr. Burgstahler joined Credit Suisse in 2000 when it merged with the investment bank Donaldson, Lufkin and Jenrette. Mr. Burgstahler joined Donaldson, Lufkin and Jenrette in 1995. Mr. Burgstahler also serves on the boards of WideOpenWest Holdings, Inc., Angio Dynamics, Armored AutoGroup, INC Research, Strategic Partners, Lantheus Medical Imaging and ConvaTec. Mr. Burgstahler is a past member of the board of Warner Chilcott plc and BioReliance Corporation.

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

Alexander Navab is a Member of KKR. He joined KKR in 1993, and he currently co-heads KKR’s North American private equity business and leads the Media and Communications industry team in the United States. Mr. Navab serves as Global Co-Chair of the Private Equity Investment Committees, as well as serving on the

Management Committee and the Special Situations Investment Committee, of KKR. Prior to joining KKR, Mr. Navab was with James D. Wolfensohn Incorporated, where he was involved in merger and acquisition transactions and corporate finance advisory work. From 1987 to 1989, he was with Goldman, Sachs & Co. in the Investment Banking division. Mr. Navab is also a director of IPREO, The Nielsen Company (formerly VNU Group BV) and Weld North. Mr. Navab is a past member of the board of PanAmSat Corporation.

Tagar C. Olson is a Member of KKR. He joined KKR in 2002, and he currently heads KKR’s Financial Services industry team. Prior to joining KKR, Mr. Olson was with Evercore Partners Inc. since 1999, where he was involved in a number of private equity transactions and mergers and acquisitions. Mr. Olson is also a director of First Data Corporation and Santander Consumer USA. Mr. Olson is a past member of the board of KSL Holdings and Capmark Financial Group Inc.

Charles P. Pieper is Chairman and CEO of Cambridge Semantics (a provider of semantic data management software), which he joined in 2012. Prior to joining Cambridge Semantics, Mr. Pieper was Vice Chairman of Alternative Investments (AI) and a Managing Director in the Asset Management division of Credit Suisse, where he was responsible for AI Global Joint Ventures and was a member of the AI Management Committee. Prior to joining Credit Suisse in 2004, Mr. Pieper held senior operating positions in both private industry and private equity, including being President and Chief Executive Officer of several General Electric Company businesses. He was self-employed from January 2003 to April 2004 as the head of Charles Pieper and Associates, an investment and advisory firm, and from March 1997 to December 2002, Mr. Pieper was Operating Partner of Clayton, Dubilier and Rice, a private equity investment firm. He currently serves as a director of Glacier G.P. (the holding company of Grohe AG). Mr. Pieper is a past member of the boards of Mueller Group, Inc., Safilo S.p.A, Wastequip, Advanstar Holdings, Inc., Alliant Foodservice, Inc., U.S. Office Products, Fairchild Dornier Corporation, Italtel Holding S.p.A., North American Van Lines, Dynatech, China Renaissance Capital Investment, Global Infrastructure Partners and Mubadala Infrastructure Partners.

Susan C. Schnabel is a Managing Director of Credit Suisse in the Asset Management division and Co-Head of DLJ Merchant Banking Partners. She is responsible for originating new investments and monitoring existing investments and serves on the Investment Committee. Ms. Schnabel is also a member of the Investment Committee of Hudson Capital, a joint venture formed by Credit Suisse to invest in alternative energy. Ms. Schnabel joined Credit Suisse First Boston in 2000 through the merger with Donaldson, Lufkin & Jenrette, where she was a Managing Director. Ms. Schnabel is also a director of Deffenbaugh Industries, Enduring Resources, Laramie Energy, Piceance Energy, Luxury Optical Holdings, Merrill Corporation, Neiman Marcus, Specialized Technology Resources Inc. and Summit Gas Resources. Ms. Schnabel is a past member of the boards of DeCrane Aircraft Holdings, DenMat Holdings, Frontier Drilling, Pinnacle Gas, Rockwood Holdings, Target Media Partners and Total Safety Inc.

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

The members of the Audit Committee as of the end of fiscal 2012 were Messrs. Olson (Chairman) and Burgstahler. The Board of Directors has determined that each of the current members qualifies as an “audit committee financial expert” through their relevant work experience as described above. Mr. Olson is a Member of KKR, and Mr. Burgstahler is President of Avista Capital Partners. Neither of the members of the Audit Committee is considered “independent” as defined under the federal securities law. Effective as of April 2013, the Audit Committee will be comprised of Messrs. Olson and Burgstahler, and Mr. Burgstahler will serve as Chairman.

Compensation Committee

The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation practices and policies for our executive officers and other key employees, as the Committee may determine, to ensure that management’s interests are aligned with the interest of our equity holders. The Committee also reviews and makes recommendations to the Board of Directors with respect to our employee benefits plans, compensation and equity based plans and compensation of directors. The members of the Compensation Committee as of the end of fiscal 2012 were Messrs. Burgstahler (Chairman), Navab and Olson and Ms. Schnabel. Effective as of April 2013, the Compensation Committee will be comprised of Messrs. Burgstahler, Navab and Olson and Ms. Schnabel, and Mr. Olson will serve as Chairman.

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

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis (the “Compensation Discussion and Analysis”) describes the material elements, policies and practices with respect to our principal executive officer, principal financial officer and our one other executive officer, who are collectively referred to as the “named executive officers” in this Compensation Discussion and Analysis. This Compensation Discussion and Analysis also describes the material elements of compensation awarded to, earned by, or paid to each of the named executive officers. This section should be read in conjunction with the tables and narrative discussion of our executive compensation program that follows this discussion.

We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive program, long-term equity-based incentives in the form of stock options, restricted stock and/or phantom equity, retirement and other benefits, perquisites, post-termination severance and equity award liquidity upon certain termination events and/or a change in control. Certain other post-termination retirement benefits are provided to our Chief Executive Officer (“CEO”). Our retirement and other benefits include life, disability, medical, dental and vision insurance benefits, a qualified 401(k) savings plan and other defined benefit retirement benefits and our perquisites generally include reimbursement for certain medical expenses and a car allowance. Our philosophy is to provide a total compensation package at a level that is commensurate with our market position and revenue base, incentivizes growth and performance, rewards achievement and assures retention of executive talent.

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

•

align rewards to measurable performance metrics and to the interest of our stockholders through awards that vest based on the achievement of strategic and growth objectives with the goal of enhancing long-term stockholder value; and

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

Base Salary

We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary in order to attract and retain an appropriate caliber of ability, experience and talent for the position and to provide base compensation that is not subject to our performance risk. We establish the base salary for each executive officer based in part in consideration of competitive factors as well as individual factors, such as the individual’s scope of duties, performance and experience and, to a certain extent, the pay of others on the executive team. When establishing the base salary of any executive officer, we have also considered competitive market factors, business demands for certain skills, individual experience and contributions, the roles and responsibilities of the executive, and the potential impact the individual may make on our company now and in the future. We generally review base salaries for our named executive officers on an 18-month or longer cycle taking into consideration responsibilities and market factors. Adjustments to base salary take into consideration the foregoing factors, individual performance and expanded duties, as applicable.

Our Compensation Committee sets the salary of our CEO. The Compensation Committee approved an increase in base salary for Mr. Reisch in the amount of $50,000 for each of 2008, 2010 and 2011. Mr. Reisch declined to accept these increases in base salary, however, in light of market conditions. These foregone amounts have been taken into consideration in setting the terms of his incentive compensation opportunities. In accordance with Mr. Reisch’s second amended and restated employment agreement entered into in May 2010, his base salary will not be less than $950,000 during the term of his employment agreement and any renewal term, subject to increase at the sole discretion of our Board of Directors, which is required at least annually to review Mr. Reisch’s base salary.

Annual Performance-Based Cash Incentive Compensation

General. We generally provide the opportunity for our named executive officers and other key employees to earn an annual cash incentive award in order to further align our executives’ compensation opportunity with our annual business and financial goals and the objectives of our stockholders, to motivate our executives’ annual performance and to ensure an overall competitive cash compensation opportunity. Our annual cash incentives in the form of management bonus programs generally link the compensation of participants directly to the accomplishment of specific business metrics, strategic initiatives and other performance targets, which are important indicators of increased stockholder value and reflect our emphasis on financial and operating performance, achievement of strategic goals, long-term value creation and stockholder return. The Compensation Committee may also consider market and other competitive conditions, extraordinary achievements and contributions to strategic and operating initiatives in establishing annual incentive awards.

Under the annual incentive programs, the Compensation Committee may also consider adjustments to performance goals. These adjustments may reflect all or a portion of both the positive or negative effect of external non-recurring events that are outside the reasonable control of our executives, including, without limitation, regulatory changes in accounting or taxation standards. These adjustments may also reflect all or a portion of both the positive or negative effect of unusual or extraordinary transactions that are within the control of our executives but that are undertaken with an expectation of improving our long-term financial performance or growth, such as consolidation activities, restructurings, acquisitions or divestitures.

Consolidated and business unit budgets and business plans which contain annual financial and strategic objectives are developed by management and reviewed each year by the Board of Directors, which institutes such changes that are deemed appropriate by the Board of Directors. The budgets and business plans generally set the basis for the annual incentive program targets and stretch measures. The annual management bonus program targets and other material terms by business unit are presented to the Compensation Committee for review and approval with such modifications deemed appropriate by the Compensation Committee. The specific financial targets, business plan and other initiatives set for our named executive officers are not disclosed because we believe disclosure of this information would cause our company competitive harm and, in certain cases, would indicate material non-public strategic initiatives. The targets are intended to be challenging but achievable. Because these targets are tied to our business plan, it is expected that they will be achieved when they are set at the beginning of the fiscal year. However, there is risk that payments will not be made at all or will be made at less than 100%. This uncertainty ensures that any payments under the plan are truly performance-based.

Annual cash award opportunity for executive officers is typically expressed as a percentage of qualifying base salary, with an established percentage for payout based on meeting the respective target, and enhanced opportunity based on certain stretch targets or extraordinary performance being achieved.

Annual management bonus program awards for our eligible named executive officers and other eligible executives are determined annually following the completion of the annual audit, based on our performance against the approved annual management bonus program targets, subject to the exercise of discretion by the Compensation Committee as discussed in this section. The award amounts of all eligible officers, including any named executive officers, must be reviewed and approved by the Compensation Committee. Approved payments under the annual incentive programs are made not later than March 15th of the year following the fiscal year during which performance is measured.

For 2012, the Compensation Committee evaluated achievement of the annual bonus opportunity based on key strategic or operating deliverables intended to drive operating and financial performance and long-term growth. The Compensation Committee also considered market and other competitive factors, extraordinary achievement and contributions that impacted the business and stockholder value in establishing annual bonus payments.

For the 2012 fiscal year, annual cash bonus opportunities for the named executive officers at target are summarized below:

	Target Annual Cash Incentive Award Opportunity
	% of Salary	Amount
Marc L. Reisch	125%	$1,187,500
Paul B. Carousso	55%	$178,750
Marie D. Hlavaty	55%	$233,750

Messrs. Reisch and Carousso and Ms. Hlavaty received payments under the annual management bonus program for fiscal year 2012 of $250,000, $178,750 and $233,750, respectively, which are reflected in the Summary Compensation Table and accompanying notes.

2013 Annual Management Bonus Opportunity. For 2013, we plan to continue to employ an approach that will drive operating and financial performance and strategic initiatives, as well as considering market and other competitive factors, extraordinary achievement and contributions that impact the growth of our business and appreciation of stockholder value in establishing annual incentive payments and other incentive arrangements for 2013.

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

Our named executive officers each made a personal investment in purchasing shares of the Class A Common Stock in connection with the Transactions with his or her own personal funds. In turn, the number of Class A Common Stock options granted was based on a multiple of the respective level of individual investment. In consideration of his services in consummating the Transactions and in connection with entering into an employment agreement with us, Mr. Reisch also received at the consummation of the Transactions a grant of restricted stock as a further long-term incentive opportunity. No additional equity has been awarded to the named executive officers since their original investments, except that Mr. Carousso and Ms. Hlavaty were granted 600 and 1,000 shares, respectively, of restricted Class A Common Stock in 2008, which shares vested in January 2010. The restricted stock is used as a means to recognize significant accomplishments of the recipients and to incentivize each individual’s continued tenure, commitment and performance for us and align the interests of our executive officers with our stockholders.

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

Stock Options. Stock option awards provide our executive officers with the right to purchase shares of the Class A Common Stock at a fixed exercise price for a period of up to ten years from the option grant date under the 2004 Plan and may be either “time-based” or “performance-based”. Time-based options vest on the passage of time and an executive’s continued tenure. Performance-based options granted to date have vested based on the achievement of annual EBITDA targets and on an executive’s continued tenure. The purpose of the performance-based grant is to align management and stockholder interests. Options are subject to certain change of control and post-termination of employment vesting and expiration provisions. Mr. Reisch (who also served as a director of Jostens prior to the Transactions) also holds options under the 2003 Stock Incentive Plan (the “2003 Plan”). See “—Equity-based Compensation” for a discussion of the vesting, change in control and other provisions related to stock options under the 2004 Plan and the 2003 Plan.

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

Phantom Equity. We have also used phantom equity under our long-term incentive programs under which the awards and payments earned under the program are valued and paid in cash based on the fair market value of the Class A Common Stock, ensuring alignment with stockholder appreciation.

Other Long-Term Incentive Awards

2010 LTIP. During the first fiscal quarter of 2010, we implemented long-term phantom share incentive arrangements with certain key employees, including each of Messrs. Reisch and Carousso and Ms. Hlavaty (the “2010 LTIP”). Under these arrangements, the applicable executive was granted a target award, based on a specified number of phantom share units, half of which was subject to vesting on the basis of performance (and continued employment) and the other half of which vested on the basis of time (and continued employment), regardless of whether the respective performance target(s) was met. The awards were subject to vesting based on meeting certain performance objectives and/or continued employment. The 2010 LTIP awards were settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s awards have vested. The 2010 LTIP arrangements were structured with the primary purposes of incentivizing executive management to remain employed by us and focused on achieving a high level of performance aligned with stockholder appreciation. In addition, the equity incentives that were previously awarded to the named executive officers became fully vested by the end of our fiscal year 2009, and, accordingly, the 2010 LTIP arrangements provided continuity in executive incentives to assure executive tenure, performance and executive compensation tied to performance.

Pursuant to the 2010 LTIP, Mr. Reisch was granted an award of 22,377 units, Mr. Carousso was granted an award of 3,300 units, and Ms. Hlavaty was granted an award of 4,025 units. The amounts received by our named executive officers in 2011 and 2012 under the 2010 LTIP are further described in the accompanying notes to the Summary Compensation Table.

Pension Benefits

Each of our named executive officers has participated in a qualified pension plan and a non-qualified supplemental pension plan to compensate for Internal Revenue Service limitations. These benefits were provided as part of the regular retirement program available to eligible employees. We have also maintained individual non-contributory, non-qualified, unfunded supplemental retirement arrangements (“SERPs”) for certain named executive officer participants. Mr. Reisch also participated in an additional retirement benefit under the terms of his employment arrangements, and any payment thereunder is net of benefits to which he would otherwise be entitled under any other qualified or non-qualified defined benefit retirement plans. The accrual of additional benefits under these qualified and non-qualified retirement arrangements was frozen as of the end of calendar year 2012. Participants retain their benefits vested under these arrangements as of December 31, 2012. For more detailed information, see the narrative accompanying the “Pension Benefits” table.

Employment Agreement and Change in Control Provisions

Employment Agreement with Marc L. Reisch.    Except with respect to our CEO, Marc L. Reisch, we do not have any employment agreements with any of the named executive officers discussed under this Compensation Discussion and Analysis. It is generally not our philosophy or practice to enter into employment agreements with our executives. Absent exigent competitive factors, we believe that our short- and long-term compensation practices and opportunities are competitively attractive and favorably motivate our executives towards performance and continuity of service.

In October 2004, Holdco entered into an employment agreement with Mr. Reisch with an initial term extending to December 31, 2009. The agreement was amended and restated in May 2010 with a term in effect through December 31, 2010, and automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party to the other. We are highly dependent on the efforts, relationships and skills of Mr. Reisch, and this agreement with Mr. Reisch helps to ensure Mr. Reisch’s availability to us. The terms of the employment agreement with Mr. Reisch provide for certain post-termination payments and benefits. We provided these arrangements to attract and retain Mr. Reisch and believe that the post-termination payments and benefits are competitively reasonable and reflect Mr. Reisch’s value to us. The employment agreement is further described in the section entitled “—Employment Agreements and Arrangements”.

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

Executive Benefits

We provide the opportunity for our named executive officers and other executives to receive certain general health and welfare benefits on terms consistent with other eligible employees. We also offer participation in our defined contribution 401(k) plan with a company match on terms consistent with other eligible employees. We provide certain perquisites to the named executive officers, including car allowance, medical stipend to apply to reimburse medical expenses, periodic physicals and extended coverage under long-term disability insurance, and in the case of certain of the named executive officers, financial planning and a health club stipend. We provide these benefits to offer additional incentives for our executives and to remain competitive in the general marketplace for executive talent.

Stock Ownership Guidelines

The Compensation Committee has not implemented stock ownership guidelines for our executive officers. Neither our stock nor Holdco’s stock is publicly traded. Stock granted to management is subject to agreements with our Sponsors that limit a stockholder’s ability to transfer his or her equity for a period of time following grant.

Regulatory Considerations

The compensation cost to us of awarding equity is taken into account in considering awards under the equity or equity-based incentive programs. We have taken steps to structure and assure that the compensation programs and arrangements are in compliance with Section 409A of the Code. Bonuses paid under the annual incentive plans and compensation under the long-term incentive arrangements are taxable at the time paid to our executives.

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

Alexander Navab

Tagar C. Olson

Susan C. Schnabel

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Messrs. Burgstahler, Navab and Olson and Ms. Schnabel. Mr. Burgstahler has been the Chairman of the Committee since April 2012. For a description of the transactions between us and entities affiliated with members of the Compensation Committee, see the transactions described in “Certain Relationships and Related Transactions, and Director Independence”.

Summary Compensation Table

The following table presents compensation information paid to or accrued to the named executive officers for our fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(2)	Option/ Unit Awards ($)		Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($)		Total $
Marc L. Reisch	2012	$950,000	$—		$—	$—		$250,000	$628,210	$118,365	(7)	$1,946,575
Chairman, President and Chief Executive Officer	2011	$950,000	$—		$—	$—		$—	$320,246	$27,938		$1,298,184
	2010	$950,000	$—		$—		(3)	$—	$—	$13,533,844		$14,483,844

Paul B. Carousso	2012	$325,000	$—		$—	$—		$178,750	$163,551	$28,600	(8)	$695,901
Senior Vice President, Chief Financial Officer	2011	$317,212	$—		$—	$—		$—	$75,253	$24,500		$416,965
	2010	$301,923	$—		$—		(3)	$—	$61,233	$1,003,411		$1,366,567

Marie D. Hlavaty	2012	$425,000	$—		$—	$—		$233,750	$253,394	$23,376	(9)	$935,520
Senior Vice President, Chief Legal Officer	2011	$405,096	$—		$—	$—		$—	$143,195	$21,600		$569,891
	2010	$380,000	$—		$—		(3)	$—	$90,414	$1,979,822		$2,450,236

Timothy M. Larson	2012	$700,000	$—		$—	$1,752,400	(4)	$—	$426,862	$78,006	(10)	$2,957,268
President and Chief Executive Officer, Jostens	2011	$699,037	$305,000	(1)	$—	$—		$113,218	$172,927	$33,215		$1,323,397
	2010	$650,000	$—		$1,301,650		(3)	$260,000	$114,320	$2,620,902		$4,946,872

(1)	Represents a bonus paid to Mr. Larson in connection with the amendment and restatement of his employment agreement in 2011.
(2)	The amount in this column represents the aggregate grant date fair value of the shares of restricted Class A Common Stock computed in accordance with FASB ASC Topic 718. The difference between the aggregate grant date fair value used for FASB ASC Topic 718 and the aggregate grant date fair market value of the Class A Common Stock as established pursuant to the terms of the 2004 Plan and determined by a third party valuation is that the aggregate grant date fair value for purposes of FASB ASC Topic 718 is calculated in accordance with GAAP and the methodology to determine the fair market value under the 2004 Plan does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a description of the valuation. The restricted stock award was made under the 2004 Plan, which is described under “—Equity-based Compensation”.
(3)	Under the 2010 LTIP, Mr. Reisch was granted an award of 22,377 units, Mr. Carousso was granted an award of 3,300 units, Ms. Hlavaty was granted an award of 4,025 units and Mr. Larson was granted an award of 20,885 units. The per unit grant date fair value of awards under the 2010 LTIP was $213.70, computed in accordance with FASB ASC Topic 718. In 2011 and 2012, Mr. Reisch was paid an aggregate of $4,835,670, Mr. Carousso was paid an aggregate of $713,130, Ms. Hlavaty was paid an aggregate of $869,803, and Mr. Larson was paid an aggregate of $2,096,332, in respect of the 2010 LTIP award.

(4)	In 2012, Mr. Larson was granted options for 40,000 shares of Class A Common Stock. The amount shown in this column represents the aggregate grant date fair value of the shares of Class A Common Stock underlying such stock options computed in accordance with FASB ASC Topic 718. The difference between the aggregate grant date fair value used for FASB ASC Topic 718 and the aggregate grant date fair market value of the Class A Common Stock as established pursuant to the terms of the 2004 Plan and determined by a third party valuation is that the aggregate grant date fair value for purposes of FASB ASC Topic 718 is calculated in accordance with GAAP and the methodology to determine the fair market value under the 2004 Plan does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a description of the valuation. Also in 2012, under the 2012 LTIP (described below), Mr. Larson was granted an award of 21,830 units. The per unit grant date fair value of awards under the 2012 LTIP was $96.20, computed in accordance with FASB ASC Topic 718. These grants are not vested and, as a result of Mr. Larson’s notice of resignation on January 23, 2013, are forfeited without payment.
(5)	The amounts represent earnings under the annual management incentive bonus program.
(6)	Reflects the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under the qualified, non-contributory pension plan, unfunded supplemental ERISA excess retirement plan and an individual non-contributory unfunded supplemental retirement plan and, in the case of Mr. Reisch, the supplemental retirement benefit originally provided for under his employment agreement. Please refer to the narrative descriptions of our pension plans under the Pension Benefits table. We currently have no deferred compensation plans.
(7)	Includes for 2012: $61,650 of premiums under a life insurance policy which are paid by us under the terms of Mr. Reisch’s employment agreement (the proceeds under the policy are payable to beneficiaries designated by Mr. Reisch), $10,000 representing regular employer matching contributions under our 401(k) plan; $13,680 representing a car allowance; and approximately $33,035 representing financial planning/tax preparation, executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits. We have in the past made available to Mr. Reisch the company aircraft for occasional personal use. In such cases, Mr. Reisch reimburses us for an amount equal to our incremental cost for such use. The calculation of the incremental cost for personal use of our company aircraft includes only variable costs incurred as a result of such flight activity. Incremental cost does not include fixed costs that are incurred regardless of Mr. Reisch’s use, e.g., aircraft insurance, maintenance, storage and flight crew salaries.
(8)	Includes for 2012: $10,000 representing regular employer matching contributions under our 401(k) plan; $10,200 representing a car allowance; and approximately $8,400 representing executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who participates in certain wellness programs or foregoes certain disability insurance benefits.
(9)	Includes for 2012: $10,000 representing regular employer matching contributions under our 401(k) plan; $10,000 representing a car allowance; and approximately $3,376 representing executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits.
(10)	Includes for 2012: $10,000 representing regular employer matching contributions under our 401(k) plan; $21,600 representing a car allowance; $41,000 representing security-related expenses reimbursed by us; and approximately $5,406 representing financial planning, executive medical expenses reimbursed by us and cash credits offered to any employee who foregoes certain disability insurance benefits.

Grants of Plan-Based Awards in 2012

The following table provides information with regard to the target level of bonus opportunities for our named executive officers for performance during 2012.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Target	Maximum
Marc L. Reisch	N/A	$1,187,500	$1,781,250

Paul B. Carousso	N/A	$178,750	$—

Marie D. Hlavaty	N/A	$233,750	$—

Timothy M. Larson	N/A	$700,000	$889,000

(1)	Reflects the target and maximum award amounts under our annual management bonus program for our named executive officers. The actual non-equity annual incentive compensation amount earned by each named executive officer, if any, in 2012 is shown in the “Summary Compensation Table” above.

Equity-based Compensation

Our equity-based compensation plans are based on the Class A Common Stock of Holdco.

2003 Plan. The 2003 Plan was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of December 29, 2012, there were 288,648 shares in total available for grant under the 2003 Plan. The maximum grant to any one person must not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

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

As of December 29, 2012, there were 9,375 options vested under the 2003 Plan and no unvested options.

2004 Plan. In connection with the closing of the Transactions, Holdco established the 2004 Plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The 2004 Plan provides for the issuance of a total of 510,230 shares of Class A Common Stock. As of December 29, 2012, there were 105,227 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate, if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. Options granted under the 2004 Plan will begin expiring in late 2014.

All stock options, restricted shares and any common stock received upon the exercise of such equity awards are governed by a management stockholder’s agreement and a sale participation agreement, which together generally provide for the following:

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

As of December 29, 2012, there were 268,000 options vested under the 2004 Plan and 40,000 unvested options.

Equity-based Incentive Plan

2010 LTIP. During the first fiscal quarter of 2010, we implemented the 2010 LTIP. The awards were subject to vesting based on meeting certain performance objectives and/or continued employment. 2010 LTIP awards were settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum. As of December 29, 2012, payments in the aggregate of $16.1 million were made with respect to awards made under the 2010 LTIP.

Jostens 2012 LTIP. During the fourth quarter of 2012, Jostens implemented the 2012 LTIP, a long-term phantom share incentive program for certain of Jostens’ key employees (the “2012 LTIP”). The program provides for the grant of phantom shares to the participating employee, which are subject to vesting and other terms and conditions and restrictions of the share award, including meeting certain performance metrics and continued employment. The grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the executive has vested, following the end of fiscal year 2014 (which occurs on January 3, 2015). In the case of a limited number of certain senior executives of Jostens, absent a change of control prior to January 3, 2015, payment with respect to a portion of the lump sum payment in respect of performance award in which the executive vests as of the end of fiscal year 2014 will not be due until the earlier of a change in control or early 2016 (and not later than March 15, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 3, 2015, as described therein. Shares not vested, including if the respective performance target is not achieved, are forfeited without payment. The awards are also subject to certain covenants by the employee as to confidentiality, non-competition and non-solicitation to which the employee is bound during his or her employment and for two years following a separation of service.

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

Stock Options. All of Mr. Reisch’s stock options were vested prior to December 29, 2012, and therefore there would be no unvested options subject to acceleration in the event of a change in control.

Code Section 409A. Payments which Mr. Reisch may be entitled to under the employment agreement may be subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any acceleration or additional tax under Section 409A.

Employment Agreement with Timothy M. Larson

Timothy M. Larson gave notice of his resignation as President and Chief Executive Officer of Jostens on January 23, 2013. Under the terms of the employment agreement between Visant, Jostens and Mr. Larson, Mr. Larson will remain an employee of Jostens until later in 2013 and is available to assist with transition as requested.

Under the employment agreement, Mr. Larson will be entitled to the following, upon the separation of services later this year, subject to and on the terms of the employment agreement covering a resignation without good reason:

•

a lump sum payment equal to earned or accrued but unpaid base salary, bonus, vacation and vested employee benefits due upon a termination of employment, as well as reimbursement for any unreimbursed business expenses, all as of the date of termination;

•

a lump sum payment equal to the prorated (based on the number of days in 2013 in which Mr. Larson is employed) portion of the annual bonus, if any, Mr. Larson would have been entitled to receive for 2013 had he remained employed, paid at such time such annual bonus would otherwise be payable in 2014;

•

subject to his continued compliance with the restrictive covenants and his execution of a release of claims, an amount equal to the sum of (a) 24 months’ base salary at the rate in effect immediately prior to the date of termination plus (b) two times his target bonus for the year of termination, payable in equal monthly installments over the 24-month period following the date of termination;

•

continued participation in health and welfare benefit plans (pursuant to the plans as in effect for active employees) until the earlier of 24 months after the date of termination or the date that Mr. Larson becomes eligible for comparable coverage by any subsequent employer; and

•

the right to exercise his vested stock options through a net settlement exercise (pursuant to which Mr. Larson’s payment of the exercise price and taxes due in connection with the exercise will be paid by shares of stock underlying such options that otherwise would be issued as a result of the exercise, based on the fair market value of the shares at the time) effective the date of termination. The resulting shares of stock will be subject to a hold period of 6 months and 2 days from issuance (the day following the end of the hold period, the “date of repurchase”), at which date we will repurchase the shares at the fair market value of such shares as of the date of repurchase. Any vested shares of stock owned by Mr. Larson at the date of termination (including the 7,000 restricted shares of Class A Common Stock granted to Mr. Larson in 2010, which will be deemed vested) will be valued as of the date of termination based on the fair market value of the Class A Common Stock at the time and such shares will be tendered by Mr. Larson to us for repurchase. The proceeds of such repurchase will be paid to Mr. Larson in a lump sum on the 30th day following the second anniversary of the date of termination.

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

Outstanding Equity Awards at December 29, 2012

The following table presents the outstanding equity awards held by each named executive officer as of December 29, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
Marc L. Reisch	880	—		—	$30.09	1/20/2014	—		$—
	127,466	—		—	$39.07	10/4/2014	—		$—

Paul B. Carousso	9,365	—		—	$39.07	3/17/2015	—		$—

Marie D. Hlavaty	18,730	—		—	$39.07	3/17/2015	—		$—

Timothy M. Larson	2,552	—		—	$30.09	1/20/2014	—		$—
	16,649	—		—	$39.07	12/31/2015	—		$—
	—	—		—	$—		7,000	(4)	$363,300
	—	40,000	(2)	—	$96.20	8/9/2022	—		$—

(1)	Represents options that are vested and exercisable but not yet exercised.

(2)	These stock options are not vested and, as a result of Mr. Larson’s notice of resignation on January 23, 2013, are forfeited without payment.
(3)	There is no established public trading market for the Class A Common Stock, and, therefore, the exercise prices listed in this column represent the fair market value of a share of the Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, based on an independent third party valuation, as of the grant date of the option (in each case, the original option exercise price was adjusted in April 2006 in connection with the special dividend paid on the Class A Common Stock).
(4)	Represents restricted stock which will vest in full in connection with Mr. Larson’s separation of service. Mr. Larson’s equity holdings will be disposed of in accordance with the terms of his employment agreement in connection with his resignation. See, “—Employment Agreements and Arrangements—Employment Agreement with Timothy M. Larson”.
(5)	There is no established public trading market for the Class A Common Stock. For purposes of this column, the market value of shares that were not vested as of December 29, 2012 is calculated based on the fair market value of the Class A Common Stock of $51.90 per share as of December 29, 2012, as determined by the Compensation Committee of the Board of Directors under the 2004 Plan based on an independent third party valuation.

Option Exercises and Stock Vested in 2012

There were no stock options exercised or restricted stock awarded which vested during the 2012 fiscal year.

Pension Benefits in 2012

The following table presents the present value of accumulated pension benefits as of December 29, 2012.

Pension Benefits

	Jostens Pension Plan (1)			Jostens ERISA Excess Plan			Supplemental Executive Retirement Plan (SERP)			2010 SERP
Name	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($)(2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($)(2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($)(2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($)(2)	Payments During Last Fiscal Year ($)
Marc L. Reisch	8.2	$182,992	$—	8.2	$1,073,300	$—	8.2	$983,121	$—	N/A	$116,824	$—
Paul B. Carousso	8.2	$104,037	$—	8.2	$61,906	$—	8.2	$267,595	$—	N/A	N/A	N/A
Marie D. Hlavaty	8.2	$138,875	$—	8.2	$161,184	$—	8.2	$455,811	$—	N/A	N/A	N/A
Timothy M. Larson	18.3	$183,331	$—	18.3	$343,013	$—	9.0	$516,657	$—	N/A	N/A	N/A

N/A- Not applicable

(1)	Messrs. Reisch, Carousso, Larson and Ms. Hlavaty participate under the salaried employee pension formula.
(2)	The present value of accumulated benefits is determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements and is net of any benefit to be received under any other qualified or non-qualified retirement plans.

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

Effective December 31, 2012, Visant’s qualified and non-qualified pension plans and arrangements for non-bargained, active employees were amended to freeze the accrual of additional benefits related to future service and compensation under the plans. Benefits accrued as of December 31, 2012 are not affected. As applicable, employees will continue to accrue service during their employment solely for purposes of vesting in pension benefits accrued as of December 31, 2012 which are not yet vested based on the applicable multiple year service requirement for vesting. In addition, the freeze will not impact retirees currently receiving pension benefits or employees who have separated service with vested pension benefits.

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

•

The formula to determine retirement income benefits prior to January 1, 2006 (the grandfathered benefit) was based on a participant’s highest average annual cash compensation (W-2 earnings, excluding certain long term incentives and certain taxable allowances such as moving allowance) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security covered compensation table in effect as of retirement. The grandfathered benefit formula is 0.85% of average annual salary up to Social Security covered compensation plus 1.50% of average annual salary in excess of Social Security covered compensation times years of benefit service (up to 35 maximum). Only those employees age 45 and over with more than 15 years of service as of December 31, 2005 are entitled to earn the grandfathered benefit formula for service after December 31, 2005 and before January 1, 2013. None of the named executive officers is eligible for the grandfathered benefit formula for service after December 31, 2005 and before January 1, 2013.

•

Effective January 1, 2006, the formula to determine an employee’s retirement income benefits for future service under the plan changed for employees under age 45 with less than 15 years of service as of December 31, 2005 (non-grandfathered participants). Benefits earned under the grandfathered benefit formula prior to January 1, 2006 are retained, and only benefits earned for future years are calculated under the revised formula. The formula for benefits earned after January 1, 2006 for the non-grandfathered participants is based on 1% of a participant’s cash compensation (W-2 compensation) for each year or partial year of benefit service beginning January 1, 2006 and through December 31, 2012.

•	The methods of payment upon retirement include, but are not limited to, life annuity, 50%, 75% or 100% joint and survivor annuity and life annuity with ten year certain.

•

There is a cap on the maximum annual salary that can be used to calculate the benefit accrual allowable under the pension plan. Additional salary over the cap is used to calculate the accrued benefit under the Jostens ERISA Excess Plan. No more than $250,000 of salary could be recognized in 2012 under the pension plan, and this limitation will increase periodically as established by the IRS.

In addition, we maintain non-contributory unfunded supplemental retirement arrangements (SERPs) for the named executive officers which were also frozen as of December 31, 2012 for additional benefit and service accruals. Effective as of December 31, 2012, participants with at least seven calendar years of full-time employment service as an executive officer (as defined under the SERP) are eligible for a benefit equal to 1% of his/her base salary in effect as of December 31, 2012, multiplied by the number of years in full-time employment as an executive officer through December 31, 2012. Only service after age 30 and before age 60 is recognized under the SERP. The result of the calculation is divided by 12 to arrive at a monthly benefit payment payable over the employee’s remaining lifetime. Mr. Reisch’s benefit is payable in the form of a lump sum equal to the present value of such lifetime benefit, determined using the actuarial assumptions used under the Jostens tax-qualified pension plan in which Mr. Reisch participates. If the named executive officer’s employment (other than Mr. Reisch’s) is terminated for any reason (other than for death or total disability) after completing seven years of full-time employment service as an executive officer, the employee shall be entitled to begin receiving payment of the foregoing benefit upon the later of the termination of employment or achieving age 55. For Mr. Reisch, if his employment terminates (1) prior to age 60, he will receive payment of his benefit at age 60, but if his employment terminates after age 60 and prior to age 65, he will receive the benefit at age 65 or (2) as a result of death or disability, he (or his estate) will receive payment of the benefit within 90 days of the date of death or total disability. The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his/her total disability or termination of employment, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary as of December 31, 2012. Without duplication, the SERP provides a surviving spouse benefit in the case the employee has experienced a termination of employment or total disability prior to his/her death, whether or not the benefit under the SERP has commenced, upon his/her death, equal to 50% of the monthly benefit he/she would have otherwise been entitled to for the duration of the natural life of his/her spouse or until the month the employee, if living, would have attained age 80.

On May 17, 2010, Holdco and Jostens also entered into a 2010 supplemental executive retirement plan agreement (the “2010 SERP”) with Mr. Reisch to provide for the vested supplemental retirement benefits originally granted under Mr. Reisch’s employment agreement. The benefits include the provision of certain post-termination medical benefits whereby Mr. Reisch and his eligible dependents are eligible for welfare benefits on equivalent terms as if Mr. Reisch had remained employed (either through continued participation in our medical insurance plans or through the purchase of a medical insurance program solely for the benefit of Mr. Reisch and his dependents) (the “Post-Termination Medical Benefits”). Coverage ends at the earlier of Mr. Reisch reaching age 65 or the date on which Mr. Reisch becomes eligible for comparable coverage from a subsequent employer, and in the case of his death, his then spouse is entitled to receive the post-retirement medical benefits until the date on which Mr. Reisch would, but for his death, have reached age 65.

Effective as of December 31, 2012, the 2010 SERP was amended and restated (the “Amended and Restated 2010 SERP”) including to freeze additional benefit and service accruals. Under the Amended and Restated 2010 SERP, Mr. Reisch, or his beneficiaries, are entitled to payment in a lump sum of a retirement benefit, on the earlier of the date he achieves age 65 or a date that is within 90 days following the date of his death. The benefit is equal to 10% of the average of Mr. Reisch’s (1) base salary and (2) annual bonuses (excluding any transaction, signing or other non-recurring special bonuses) payable over the five fiscal years ended prior to December 31, 2012, plus 2% of such average compensation (prorated for any partial years) earned for each additional year of service accruing after December 31, 2009 through December 31, 2012, less the present value of the benefits payable under the other qualified or non-qualified retirement plans, including the SERP. Under the Amended and Restated 2010 SERP, Mr. Reisch shall be entitled to receive the Post-Termination Medical Benefits in connection with any separation of service.

Mr. Reisch’s supplemental retirement benefits under the Amended and Restated 2010 SERP and the SERP maintained for Mr. Reisch were funded under an irrevocable grantor trust on the last day of fiscal year 2010 (with such funding subject to true-up at least annually thereafter and additional funding made to the trust as necessary to maintain the retirement benefit), the assets of which are to be used exclusively to pay benefits under these retirement plans for the benefit of Mr. Reisch.

Nonqualified Deferred Compensation for 2012

None of the named executive officers receives any nonqualified deferred compensation.

Termination, Severance and Change of Control Arrangements

Post-termination Payments—Marc L. Reisch. The information below is provided to disclose hypothetical payments to Marc L. Reisch under various termination scenarios, assuming, in each situation, that Mr. Reisch was terminated on December 29, 2012 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding. The calculations below are based on Mr. Reisch’s employment arrangements in effect as of December 31, 2012, including the Amended and Restated 2010 SERP.

Post-Termination Payments

Marc L. Reisch

	Voluntary Termination Without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination With Good Reason or Involuntary Termination Without Cause ($)		Termination in Connection with a Change in Control ($)(7)		Disability ($)	Death ($)
Severance	$—	$4,200,000	(5)	$4,200,000	(8)	$—	$—
Stock Options	(3)	(3)		(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—		$—		$50,456	$716,096	(9)
Continuation of Welfare Benefits	$—	$29,756	(6)	$29,756	(6)	$—	$—
Additional Post-Termination Medical Benefits (2)	$58,688	$58,688		$58,688		$58,688	$40,177
Insurance	(4)	(4)		(4)		(4)	(10)

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan, the SERP and the additional supplemental retirement benefit under the employment arrangements with Mr. Reisch over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	Represents the present value of the additional post-termination retiree medical benefits under Mr. Reisch’s employment arrangements, determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements.
(3)	All outstanding options held by the executive are currently vested, subject to exercise within the applicable time period corresponding to the nature of the termination.
(4)	Assumes the $10 million life insurance policy is transferred to Mr. Reisch, with future premiums to be paid by Mr. Reisch.
(5)	Payable in 24 equal monthly installments.
(6)	The table reflects the 2013 monthly premium payable by us for medical, dental and vision benefits in which Mr. Reisch and his dependents participated at January 1, 2013, multiplied by 24 months.
(7)	Subject to certain notice and other requirements, Mr. Reisch would be entitled to an additional payment (a gross-up) in the event it shall be determined that any payment, benefit or distribution (or combination thereof) by us for his benefit (whether paid or payable or distributed or distributable pursuant to the terms of our employment agreement with Mr. Reisch, or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, restricted stock, or the lapse or termination of any restriction on the vesting or exercisability of any of the foregoing) would be subject to the excise tax imposed by Section 4999 of the Code by reason of being “contingent on a change in ownership or control” of us, within the meaning of Section 280G of the Code or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax. The payment would be in an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed with respect to those taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and the excise tax imposed upon the gross-up available to cause the imposition of such taxes to be avoided, Mr. Reisch retains an amount equal to the excise tax (including any interest and penalties) imposed. However, there may be certain statutory exemptions based on our being a privately held company that would avoid the imposition of the excise tax.
(8)

Upon a change in control, the employment agreement (other than certain provisions which survive such a termination of the agreement) will automatically terminate, and Mr. Reisch will be entitled to receive a lump sum payment equal to $4,200,000 in cash. In such case, Mr. Reisch shall also be entitled to receive (1) any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination and (2) so long as such termination is not by us for cause, a lump sum payment equal to the pro-rated portion of the target annual cash bonus that Mr. Reisch may have been eligible to receive in respect of such fiscal year, which would have been $1,187,500 if such termination occurred at December 29, 2012.
(9)	The Amended and Restated 2010 SERP provides for a lump sum payment on the earlier of Mr. Reisch reaching age 65 or a date that is within 90 days following his death. The incremental value in this scenario represents the enhancement, in actuarial present value dollar terms, from an immediate commencement of the benefit compared to payment at age 65.
(10)	The proceeds of the life insurance policy would be payable to Mr. Reisch’s beneficiary(ies).

Arrangements with Paul B. Carousso and Marie D. Hlavaty

Change in Control Severance Agreements. The change in control severance agreements between us and each of Paul B. Carousso, Senior Vice President, Chief Financial Officer, and Marie D. Hlavaty, Senior Vice President, Chief Legal Officer, provide for severance payments and benefits to the executive if, during the term of the agreement, his or her employment is terminated without cause or if the executive resigns with good reason within two years following a change in control. A “change in control” is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; or (3) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person. The change in control agreements were effective for an initial term extending to December 31, 2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement.

The severance payments and benefits under the change in control agreements are in lieu of any other severance benefits except as required by law and include an amount equal to one times the sum of (1) the executive’s then current annual base salary and (2) the higher of (a) an amount equal to the executive’s annual cash bonus at target for the year of termination or (b) an amount equal to the average bonus rate paid to the executive for the two years prior to termination multiplied by the executive’s then current annual base salary, payable over the twelve months following the date of termination (subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any accelerated or additional tax under Section 409A). In addition, the executive would be entitled to: a lump sum amount equal to his or her annual target bonus for the year of termination, (if termination is prior to September 30th, the amount shall be pro-rated for the portion of the year the executive was employed), payable at the time payments are otherwise made under the bonus plan; continued coverage under our group health benefits for twelve months (or earlier if otherwise covered by subsequent employer comparable benefits), or if plans are terminated or coverage is not permissible under law, a cash stipend in an equivalent amount to what we would otherwise pay for such executive’s group health continuation. The severance payments and benefits are subject to the executive entering into a severance agreement, including a general waiver and release of claims against us and our affiliates, and the executive’s continued compliance with the restrictive covenants to which the executives are otherwise bound.

Stock Options. All of Mr. Carousso’s and Ms. Hlavaty’s stock options were vested prior to December 29, 2012 and therefore there would be no unvested options subject to acceleration in the event of a change in control.

Post-termination Payments—Paul B. Carousso. The information below is provided to disclose hypothetical payments to Paul Carousso under various termination scenarios based on contractual arrangements in place with Mr. Carousso, assuming, in each situation, that Mr. Carousso was terminated on December 29, 2012. All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Paul B. Carousso

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$503,750	(4)	$—	$—
Annual Incentive	$—	$—	$178,750	(5)	$—	$—
Stock Options	(3)	(3)	(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—	$—		$—	$298,335	(6)
Continuation of Health Benefits (2)	$—	$—	$15,290		$—	$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	The table reflects the 2013 monthly COBRA premium payable for group health benefits in which Mr. Carousso and his dependents participated at January 1, 2013, multiplied by 12 months less the then applicable employee contribution.
(3)	All outstanding options held by the executive are currently vested, subject to exercise within the applicable time period corresponding to the nature of the termination.
(4)	Payments due to Mr. Carousso in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Mr. Carousso’s annual base salary as of December 29, 2012 and (b) an amount equal to Mr. Carousso’s annual cash bonus at target for the year of termination, payable over 12 months in equal installments in accordance with our normal payroll practices.
(5)	Payable as a lump sum in connection with a termination without cause or for good reason following a change in control.
(6)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary as of December 29, 2012.

Post-termination Payments—Marie D. Hlavaty. The information below is provided to disclose hypothetical payments to Marie Hlavaty under various termination scenarios based on contractual arrangements in place with Ms. Hlavaty, assuming, in each situation, that Ms. Hlavaty was terminated on December 29, 2012. All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Marie D. Hlavaty

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$658,750	(4)	$—	$—
Annual Incentive	$—	$—	$233,750	(5)	$—	$—
Stock Options	(3)	(3)	(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—	$—		$—	$94,130	(6)
Continuation of Health Benefits (2)	$—	$—	$4,655		$—	$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	The table reflects the 2013 monthly COBRA premium payable for group health benefits in which Ms. Hlavaty participated at January 1, 2013, multiplied by 12 months less the then applicable employee contribution.
(3)	All outstanding options held by the executive are currently vested, subject to exercise within the applicable time period corresponding to the nature of the termination.
(4)	Payments due to Ms. Hlavaty in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Ms. Hlavaty’s annual base salary as of December 29, 2012 and (b) an amount equal to Ms. Hlavaty’s annual cash bonus at target for the year of termination, payable over 12 months in equal installments in accordance with our normal payroll practices.
(5)	Payable as a lump sum in connection with a termination without cause or for good reason following a change in control.
(6)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to her total disability or termination of employment, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary as of December 29, 2012.

Post-Termination Benefits

Timothy Larson

Timothy M. Larson gave notice of his resignation as President and Chief Executive Officer of Jostens on January 23, 2013. The amounts that Mr. Larson will be entitled to upon the separation of services later this year under his employment agreement are described in “—Employment Agreements and Arrangements—Employment Agreement with Timothy M. Larson”.

Director Compensation

Other than George M.C. Fisher, Visant’s employee and non-employee directors are not eligible to receive any cash compensation for their service as our directors. Mr. Fisher’s services as a director are not incidental to his engagement by our Sponsors, and he receives an annual fee of $50,000 in cash in consideration of his services. We reimburse all the non-employee directors for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and Board committee meetings.

As of December 29, 2012, the Class A Common Stock options previously granted to our current directors were fully vested and exercisable. Such outstanding options are as follows with respect to the number of underlying shares of Class A Common Stock: each of Messrs. Navab and Olson—2,081 shares; and Messrs. Burgstahler, Pieper and Fisher—3,122 shares. Mr. Pieper and Mr. Burgstahler have assigned the economic benefit of their respective options to DLJMBP III. The options expire following the tenth anniversary of the grant date and are generally subject to the other terms of the equity incentive program applicable to other participants, including certain restrictions on transfer and sale. These options were granted at a fair market value of $96.10401 per share (the exercise price was reduced in connection with the dividend paid by Holdco to its stockholders on April 4, 2006, to $39.07 per share).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Visant is an indirect wholly owned subsidiary of Holdco. Our Sponsors hold shares of the Class A and Class C Common Stock of Holdco and additionally our equity-based incentive compensation plans are based on the appreciation of the Class A Common Stock. Accordingly, the following table sets forth information regarding the beneficial ownership of the Class A and Class C Common Stock as of March 13, 2013 by (1) each person we believe owns beneficially more than five percent of Holdco’s outstanding common stock, (2) each of our directors, (3) each of our executive officers and (4) all directors and current executive officers as a group.

	Class A Voting Common Stock		Class C Voting Common Stock
Holder	Shares (1)	Percent of Class	Shares (1)		Percent of Class
KKR and related funds (2)	2,664,356	44.7%	1	(3)	100.0%
DLJMBP III and related funds (4)	2,664,357	44.7%	—		—
David F. Burgstahler (4)(8)	3,122	*	—		—
Alexander Navab (2)(3)(8)	2,081	*	—		—
Tagar C. Olson (2)(3)(8)	2,081	*	—		—
Charles P. Pieper (4)(8)	3,122	*	—		—
George M.C. Fisher (2)(3)(5)(6)(8)	6,244	*	—		—
Susan C. Schnabel (4)	—	*	—		—
Marc L. Reisch (7)(8)(9)	175,170	2.9%	—		—
Marie D. Hlavaty (7)(8)	25,520	*	—		—
Paul B. Carousso (7)(8)	12,803	*	—		—
(10)
Directors and executive officers (9 persons) as a group (2)(4)(5)(6)(7)(8)(9)	230,143	3.7%	—		—

*	Indicates less than one percent.
(1)	The amounts and percentages of Holdco’s common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
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
(3)	The contribution agreement entered into in connection with the Transactions provided that KKR receive one share of the Class C Common Stock, which, together with its shares of the Class A Common Stock, provides KKR with approximately 49.2% of Holdco’s voting interest. Messrs Fisher, Navab and Olson disclaim beneficial ownership of these shares.
(4)	Includes 2,664,357 shares held by DLJMBP III, DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., all of which are private equity funds that form part of Credit Suisse’s Asset Management Division. The address for each of the foregoing is 11 Madison Avenue, New York, New York 10010, except that the address of the three “Offshore Partners” entities is c/o John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles. Ms. Susan C. Schnabel is a director of Holdco and Visant and an employee of Credit Suisse’s Asset Management Division, of which DLJMBP III is a part, and does not have sole or shared voting or dispositive power over shares shown as held by DLJMBP III and related funds, and therefore, does not have beneficial ownership of such shares and disclaims beneficial ownership. The address for Ms. Schnabel is Credit Suisse, 2121 Avenue of the Stars, Suite 3200, Los Angeles, CA 90067. Mr. Charles P. Pieper is a director of Visant and Holdco and former employee of Credit Suisse’s Asset Management Division, of which DLJMBP III is a part and continues to serve at the request Credit Suisse as a director of Holdco and Visant. Mr. Pieper disclaims beneficial ownership of the shares shown as held by DLJMBP III and related funds. The address for Mr. Pieper is c/o Credit Suisse, 11 Madison Avenue, New York, NY 10010. Mr. Burgstahler, the President of Avista Capital Partners and a former partner of DLJMBP III, was appointed by Credit Suisse to serve as a director of Holdco and Visant. Mr. Burgstahler disclaims beneficial ownership of any of the shares beneficially owned by DLJMBP III and related funds. The address for Mr. Burgstahler is c/o Avista Capital Partners, 65 East 55th Street, 18th Floor, New York, NY 10022.
(5)	Includes 3,122 shares purchased in connection with Mr. Fisher becoming a director of Visant and Holdco, which shares were subsequently transferred to and are currently held by the JBW Irrevocable Trust. Mr. Fisher and his wife are trustors of the trust but exercise no investment or voting control. Mr. Fisher disclaims beneficial ownership of these shares. A family trust, of which Mr. Fisher’s wife serves as trustee, also has an indirect interest through a limited partnership in less than one percent (1%) of the Class A Common Stock held by Fusion Acquisition LLC.
(6)	The address for Mr. George Fisher is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.
(7)	The address for Mr. Reisch, Mr. Carousso and Ms. Hlavaty is c/o Visant Holding Corp., 357 Main Street, Armonk, New York 10504.
(8)	Includes shares underlying stock options, which are all currently exercisable. Mr. Pieper and Mr. Burgstahler have assigned the economic benefit of their respective options to DLJMBP III.
(9)	Includes 46,824 shares held by the Reisch Family LLC, of which Mr. Reisch is a member.
(10)	Timothy M. Larson was an executive officer as of the end of the 2012 fiscal year. Mr. Larson’s equity holdings will be disposed of in accordance with the terms of his employment agreement in connection with his resignation. See Part III, Item 11, Executive Compensation—Employment Agreements and Arrangements—Employment Agreement with Timothy M. Larson.

Equity Compensation Plan Information

The following table sets forth information about the equity compensation plans of Holdco as of December 29, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Plan	308,000	$49.89	105,227
2003 Plan	9,375	$30.09	288,648
Equity compensation plans not approved by security holders	—	—	—

Total	317,375	$44.93	393,875

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $3.7 for the year ended December 29, 2012, $3.6 million for the year ended December 31, 2011 and $3.5 million for the year ended January 1, 2011. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, Holdco entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco’s common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. We have retained KKR Capstone from time to time to provide certain of our businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within our businesses. We incurred approximately $0.2 million, $1.5 million and $0.4 million in fiscal years 2012, 2011 and 2010, respectively, for services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

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

In December 2012 we repurchased for retirement in privately negotiated transactions $13.3 million in aggregate principal amount of Senior Notes. An affiliate of KKR served in an agency capacity for the broker executing the repurchases on our behalf, for which the affiliate received customary compensation.

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

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we avail ourselves of the terms and conditions of the CoreTrust purchasing organization for certain purchases, including our prescription drug benefit program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including Visant, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by us and other parties, and CoreTrust shares a portion of such fees with the KKR affiliate.

We have participated in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of Visant’s and Holdco’s board of directors, is a director of First Data. Based on the applicable guidance, we recorded our portion of the profits from such “collaborative arrangement” as revenue. We are not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data was the “principal participant” in the “collaborative arrangement”. For the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, the amount of revenue that we recognized through this arrangement was not material to its financial statements. The collaborative arrangement was terminated during the quarter ended September 29, 2012.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant, Holdco, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMBP Funds”) and certain of the DLJMBP Funds’ co-investors entered into a stock purchase and stockholders’ agreement (the “Syndicate Stockholders Agreement”), pursuant to which the DLJMBP Funds sold to the co-investors shares of: (1) the Class A Common Stock, (2) Holdco Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock (which has since been repurchased).

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

Audit Fees

Deloitte & Touche LLP (“D&T”) has been engaged as our independent accountants since February 2005. During 2012 and 2011, the aggregate audit fees billed to us by D&T were $1.4 million for each fiscal year. Such fees were for audits of our consolidated financial statements and reviews of our quarterly consolidated financial statements for each of fiscal 2012 and 2011.

Audit-Related Fees

During 2012 and 2011, the audit-related fees billed to us by D&T were $0.3 million and less than $0.1 million, respectively. During 2012 and 2011, these fees primarily related to audit-related accounting services.

Tax Fees

During 2012 and 2011, the aggregate tax fees billed to us by D&T were $0.7 million for each fiscal year. These fees related to a variety of tax consulting services primarily related to acquisitions, certain tax planning and compliance matters.

All Other Fees

In 2012 and 2011, no fees were billed for products and services by D&T, other than as set forth above.

Audit Committee

The Audit Committee has the authority to appoint and retain, replace or terminate the independent auditor. The Audit Committee is directly responsible for the appointment, compensation, evaluation, retention and oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work. The Audit Committee has established policies and procedures for the approval or pre-approval of all auditing services and permitted non-audit services (including, without limitation, accounting services related to merger and acquisition transactions and related financing activities) to be performed for us by our independent auditor. The Audit Committee, as permitted by its pre-approval policy, from time to time delegates the approval of certain permitted services or amounts to be incurred for such service to a member of the Audit Committee. The Audit Committee then reviews the delegate’s approval decisions periodically and not less frequently than at the next occurring quarterly Audit Committee meeting. The Audit Committee approved all audit, audit-related and tax services for us performed by D&T in 2012 and 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Financial Statements

(a)	Visant Corporation and subsidiaries

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011

(iii)	Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011

(v)	Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011

(b)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1(20)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, VHH Merger, Inc. and Von Hoffmann Holdings Inc.

2.2(8)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, AHC Merger, Inc. and AHC I Acquisition Corp.

2.3(9)	Contribution Agreement, dated as of July 21, 2004, between Visant Holding Corp. (f/k/a Jostens Holding Corp.) and Fusion Acquisition LLC.

2.4(2)	Amendment No. 1 to Contribution Agreement, dated as of September 30, 2004, between Visant Holding Corp. and Fusion Acquisition LLC.

2.5(16)	Stock Purchase Agreement, dated January 2, 2007, among Visant Corporation, Visant Holding Corp. and R.R. Donnelley & Sons Company.

2.6(19)	Agreement and Plan of Merger, dated as of February 11, 2008, by and among Visant Corporation, Coyote Holdco Acquisition Company LLC, Phoenix Color Corp., Louis LaSorsa, as stockholders’ representative and the stockholders signatory thereto.

3.1(2)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.)

3.2(14)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-laws of Visant Holding Corp. (f/k/a Ring Holding Corp.)

3.4(14)	Certificate of Incorporation of Visant Secondary Holdings Corp. (f/k/a Jostens Secondary Holding Corp.).

3.5(14)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.6(14)	By-Laws of Visant Secondary Holding Corp.

3.7(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.)

3.8(14)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.9(4)	By-Laws of Visant Corporation.

3.10(13)	Form of Amended and Restated Articles of Incorporation of Jostens, Inc.

3.11(27)	By-Laws of Jostens, Inc.

3.12(27)	Certificate of Formation of The Lehigh Press LLC.

3.13(27)	Limited Liability Company Agreement of The Lehigh Press LLC.

3.14(6)	Certificate of Amendment of Amended and Restated and Certificate of Incorporation of AKI, Inc. (f/k/a Arcade Marketing, Inc.).

3.15(7)	Amended and Restated By-Laws of AKI, Inc.

3.16(27)	Certificate of Formation of Dixon Direct LLC.

3.17(27)	Limited Liability Company Agreement of Dixon Direct LLC.

3.18(17)	Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of Neff Holding Company.

Exhibit No.	Exhibit Description
3.19(17)	By-Laws of Neff Holding Company.

3.20(17)	Amended Articles of Incorporation of Neff Motivation, Inc.

3.21(17)	Amended Code of Regulations of Neff Motivation, Inc.

3.22(21)	Certificate of Formation of Memory Book Acquisition LLC.

3.23(21)	Limited Liability Company Agreement of Memory Book Acquisition LLC.

3.24(21)	Certificate of Incorporation of PCC Express, Inc.

3.25(21)	By-Laws of PCC Express, Inc.

3.26(21)	Certificate of Incorporation of Phoenix Color Corp. (f/k/a Phoenix Merger Corp.)

3.27(21)	Amended and Restated By-Laws of Phoenix Color Corp.

3.28(21)	Articles of Organization of Phoenix (Md.) Realty, LLC.

3.29(21)	Operating Agreement of Phoenix (Md.) Realty, LLC.

3.30(24)	Articles of Amendment to the Articles of Incorporation and Articles of Incorporation of Rock Creek Athletics, Inc.

3.31(24)	By-Laws of Rock Creek Athletics, Inc.

3.32(30)	Certificate of Incorporation of Color Optics, Inc.

3.33(30)	Bylaws of Color Optics, Inc.

3.34(30)	First Amendment to Limited Liability Company Agreement of The Lehigh Press LLC.

4.1(25)	Indenture, dated September 22, 2010, among Visant Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee.

4.2(25)	Exchange and Registration Rights Agreement, dated September 22, 2010, among Visant Corporation, the guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and KKR Capital Markets LLC.

4.3(2)	Registration Rights Agreement, dated as of October 4, 2004, between Visant Holding Corp. and the Stockholders named therein.

10.1(25)	Credit Agreement, dated as of September 22, 2010, among Visant Corporation, as Borrower, Jostens Canada Ltd., as Canadian Borrower, Visant Secondary Holdings Corp., as Guarantor, Credit Suisse AG, as Administrative Agent, Credit Suisse AG Toronto Branch, as Canadian Administrative Agent, Credit Suisse Securities (USA) LLC, as Joint Lead Arranger and Joint Bookrunner, Goldman Sachs Lending Partners LLC, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Banc of America Securities LLC, Barclays Capital, Deutsche Bank Securities Inc. and KKR Capital Markets LLC, as Co-Arrangers and Joint Bookrunners, Banc of America Securities LLC, Barclays Bank plc, Deutsche Bank AG New York Branch and KKR Capital Markets LLC, as Co-Documentation Agents, and certain other lending institutions from time to time parties thereto.

10.2(10)	Stock Purchase and Stockholders’ Agreement, dated as of September 3, 2003, among Visant Holding Corp., Visant Corporation and the stockholders party thereto.

10.3(12)	Stock Purchase Agreement among Von Hoffmann Corporation, The Lehigh Press, Inc. and the shareholders of The Lehigh Press Inc., dated September 5, 2003.

10.4(5)	Management Stock Incentive Plan established by Jostens, Inc., dated as of May 10, 2000.*

Exhibit No.	Exhibit Description
10.5(1)	Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of January 6, 2005.*

10.6(26)	Second Amended and Restated Employment Agreement, dated as of May 17, 2010, among Visant Holding Corp., Jostens, Inc. and Marc L. Reisch.*

10.7(32)	Marc L. Reisch Amended and Restated Supplemental Executive Retirement Plan, dated as of December 31, 2012.*

10.8(26)	Marc L. Reisch 2010 Supplemental Executive Retirement Plan Form of Trust Agreement.*

10.9(32)	Second Amended and Restated Executive Supplemental Retirement Agreement, dated as of December 31, 2012, between Marc L. Reisch and Visant Holding Corp.*

10.10(2)	Management Stockholder’s Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.11(2)	Restricted Stock Award Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.12(2)	Sale Participation Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.13(2)	Stock Option Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.14(1)	Stockholders Agreement, dated as of October 4, 2004, among Visant Holding Corp. and the stockholders named therein.

10.15(2)	Transaction and Monitoring Agreement, dated as of October 4, 2004, between Visant Holding Corp., Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking III, Inc.

10.16(14)	Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of March 14, 2005.*

10.17(14)	Form of Management Stockholder’s Agreement.*

10.18(14)	Form of Sale Participation Agreement.*

10.19(14)	Form of Visant Holding Corp. Stock Option Agreement.*

10.20(14)	Form of Jostens, Inc. Stock Option Agreement.*

10.21(15)	Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated March 22, 2006.*

10.22(11)	Jostens Holding Corp. 2003 Stock Incentive Plan, effective October 30, 2003.*

10.23(32)	Form of Amended and Restated Agreement for Executive Supplemental Retirement Plan, dated as of December 31, 2012.*

10.24(18)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Paul B. Carousso.*

10.25(18)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Marie D. Hlavaty.*

10.26(22)	Second Amended and Restated Employment Agreement dated as of August 9, 2012 by and among Visant Corporation, Jostens, Inc. and Timothy Larson.*

10.27(23)	Form of Restricted Stock Award Agreement.*

10.28(24)	Form of 2010 Long-Term Incentive Award Letter.*

10.29(24)	Form of 2010 Jostens, Inc. Long-Term Incentive Award Letter.*

Exhibit No.	Exhibit Description
10.30(24)	Amendment to the Jostens Holding Corp. 2003 Stock Incentive Plan.*

10.31(28)	Amendment No. 1 dated as of March 1, 2011 to the Credit Agreement dated as of September 22, 2010, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holdings Corp., the lending institutions from time to time party thereto, Credit Suisse AG, as Administrative Agent, and Credit Suisse AG, Toronto Branch, as Canadian Administrative Agent.

10.32(31)	Form of 2012 Jostens, Inc. Long-Term Incentive Award Letter.*

12.1(32)	Computation of Ratio of Earnings to Fixed Charges.

14.1(29)	Visant Holding Corp. and Subsidiaries Business Conduct and Ethics Principles.

21(32)	Subsidiaries of Visant Holding Corp.

31.1(32)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2(32)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1(32)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2(32)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Annual Report on Form 10-K for the year ended December 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Other Comprehensive (Loss) Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (v) Notes to the Consolidated Financial Statements, and (vi) Schedule of Valuation and Qualifying Accounts.

(1)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment No. 2 to Form S-4/A (file no. 333-112055), filed on February 14, 2005.
(2)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-4/A (file no. 333-112055), filed on November 12, 2004.
(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.
(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.
(5)	Incorporated by reference to Jostens, Inc.’s Form S-4 (file no. 333-45006), filed on September 1, 2000.
(6)	Incorporated by reference to AKI, Inc.’s Form S-4/A (file no. 333-60989), filed on November 13, 1998.
(7)	Incorporated by reference to AKI, Inc.’s Form S-4 (file no. 333-60989), filed on August 7, 1998.
(8)	Incorporated by reference to AKI, Inc.’s Form 10-K, filed on September 1, 2004.
(9)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on August 17, 2004.
(10)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 28, 2004.
(11)	Incorporated by reference to Jostens, Inc.’s Form 10-K, filed on April 1, 2004.
(12)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q, filed on November 10, 2003.
(13)	Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on November 12, 2003.
(14)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(15)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on March 30, 2006.
(16)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on January 5, 2007.
(17)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-142678), filed on May 7, 2007.
(18)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on May 14, 2007.

(19)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on February 15, 2008.
(20)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q/A, filed on August 12, 2004.
(21)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-151052), filed on May 20, 2008.
(22)	Incorporated by reference to Visant Corporation’s Form 10-Q, filed on August 14, 2012.
(23)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-1/A (file no. 333-142680), filed on May 20, 2008.
(24)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2010.
(25)	Incorporated by reference to Visant Corporation’s Form 8-K, filed September 27, 2010.
(26)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed May 18, 2010.
(27)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-171061), filed on December 9, 2010.
(28)	Incorporated by reference to Visant Corporation’s Form 8-K, filed March 1, 2011.
(29)	Incorporated by reference to Visant Corporation’s Form 10-K, filed April 1, 2011.
(30)	Incorporated by reference to Visant Corporation’s Form 10-K filed March 21, 2012.
(31)	Incorporated by reference to Visant Corporation’s Form 10-Q filed November 13, 2012.
(32)	Filed herewith.
*	Management contract or compensatory plan or arrangement

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

VISANT CORPORATION

Date: March 28, 2013	/S/ MARC L. REISCH
Marc L. Reisch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signature	Title

Date: March 28, 2013	/S/ MARC L. REISCH Marc L. Reisch	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2013	/S/ PAUL B. CAROUSSO Paul B. Carousso	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 28, 2013	/S/ DAVID F. BURGSTAHLER David F. Burgstahler	Director

Date: March 28, 2013	George M.C. Fisher	Director

Date: March 28, 2013	Alexander Navab	Director

Date: March 28, 2013	/S/ TAGAR C. OLSON Tagar C. Olson	Director

Date: March 28, 2013	/S/ CHARLES P. PIEPER Charles P. Pieper	Director

Date: March 28, 2013	/S/ SUSAN C. SCHNABEL Susan C. Schnabel	Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Visant Corporation and subsidiaries:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011	F-3

Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011	F-4

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011	F-5

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Corporation

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Corporation and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2012 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/s/DELOITTE & TOUCHE LLP

New York, New York

March 28, 2013

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

In thousands	2012	2011	2010
Net sales	$1,155,342	$1,217,792	$1,240,887
Cost of products sold	549,490	572,611	576,850

Gross profit	605,852	645,181	664,037
Selling and administrative expenses	426,376	449,801	461,227
(Gain) loss on disposal of fixed assets	(1,629)	(910)	269
Special charges	75,905	44,413	4,720

Operating income	105,200	151,877	197,821
Interest income	(79)	(97)	(158)
Interest expense	159,003	164,233	91,451
(Gain) loss on repurchase and redemption of debt	(947)	—	9,693

(Loss) income before income taxes	(52,777)	(12,259)	96,835
Provision for income taxes	5,823	2,625	40,668

Net (loss) income	$(58,600)	$(14,884)	$56,167

Other comprehensive (loss) income, net of tax:
Deferred loss on derivatives	(1,960)	(3,427)	—
Change in cumulative translation adjustment	(167)	(1,137)	(227)
Minimum pension liability	(23,269)	(29,001)	(2,222)

Comprehensive (loss) income	$(83,996)	$(48,449)	$53,718

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2012	2011
ASSETS
Cash and cash equivalents	$60,196	$36,014
Accounts receivable, net	104,785	112,838
Inventories	111,343	109,290
Salespersons overdrafts, net of allowance of $10,003 and $12,915, respectively	24,144	30,074
Income tax receivable	2,928	2,022
Prepaid expenses and other current assets	17,952	19,313
Deferred income taxes	25,184	21,896

Total current assets	346,532	331,447

Property, plant and equipment	526,143	501,286
Less accumulated depreciation	(322,478)	(291,236)

Property, plant and equipment, net	203,665	210,050
Goodwill	918,946	983,114
Intangibles, net	401,323	448,394
Deferred financing costs, net	42,740	52,486
Deferred income taxes	2,472	2,564
Other assets	10,728	11,533
Prepaid pension costs	—	4,906

Total assets	$1,926,406	$2,044,494

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$55,103	$55,350
Accrued employee compensation and related taxes	31,511	30,547
Commissions payable	12,345	21,365
Customer deposits	175,145	176,996
Income taxes payable	49,321	29,812
Interest payable	34,514	34,294
Current portion of long-term debt and capital leases	15,236	4,026
Other accrued liabilities	26,152	36,384

Total current liabilities	399,327	388,774

Long-term debt and capital leases—less current maturities	1,869,215	1,913,579
Deferred income taxes	134,703	158,095
Pension liabilities, net	129,627	97,174
Other noncurrent liabilities	34,871	44,851

Total liabilities	2,567,743	2,602,473

Mezzanine equity	1,216	578
Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at December 29, 2012 and December 31, 2011	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at December 29, 2012 and December 31, 2011	—	—
Additional paid-in-capital	103	103
Accumulated deficit	(554,099)	(495,499)
Accumulated other comprehensive loss	(88,557)	(63,161)

Total stockholder’s deficit	(642,553)	(558,557)

Total liabilities, mezzanine equity and stockholder’s deficit	$1,926,406	$2,044,494

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2012	2011	2010
Net (loss) income	$(58,600)	$(14,884)	$56,167
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	49,538	49,866	46,986
Amortization of intangible assets	54,590	55,780	57,098
Amortization of debt discount, premium and deferred financing costs	13,225	14,910	7,437
Other amortization	405	437	496
Deferred income taxes	(10,717)	(1,010)	(13,122)
(Gain) loss on repurchase and redemption of debt	(947)	—	9,693
(Gain) loss on disposal of fixed assets	(1,629)	(910)	269
Stock-based compensation	638	482	198
Loss on asset impairments	65,842	36,501	198
Other	813	5,671	(700)
Changes in assets and liabilities:
Accounts receivable	6,864	988	2,967
Inventories	(1,941)	(6,365)	1,813
Salespersons overdrafts	5,951	531	(2,063)
Prepaid expenses and other current assets	(91)	4,077	(812)
Accounts payable and accrued expenses	2,150	2,674	(12,891)
Customer deposits	(2,018)	(6,152)	(1,000)
Commissions payable	(9,037)	(593)	(59)
Income taxes payable	18,612	(2,234)	27,530
Interest payable	220	(3,620)	27,456
Other operating activities, net	(22,127)	(13,620)	(2,926)

Net cash provided by operating activities	111,741	122,529	204,735

Purchases of property, plant and equipment	(52,132)	(55,525)	(50,223)
Proceeds from sale of property and equipment	4,727	6,734	751
Acquisition of businesses, net of cash acquired	—	(4,681)	(9,896)
Additions to intangibles	(3,248)	(212)	(1,039)
Other investing activities, net	1	—	9

Net cash used in investing activities	(50,652)	(53,684)	(60,398)

Short-term borrowings	107,000	83,000	329,400
Short-term repayments	(107,000)	(83,000)	(329,400)
Repayment of long-term debt and capital lease obligations	(38,700)	(76,297)	(824,198)
Proceeds from issuance of long-term debt and capital leases	2,094	349	1,983,234
Distribution to stockholder	—	—	(1,303,731)
Debt financing costs and related expenses	—	(16,579)	(52,262)

Net cash used in financing activities	(36,606)	(92,527)	(196,957)

Effect of exchange rate changes on cash and cash equivalents	(301)	(501)	(276)

Increase (decrease) in cash and cash equivalents	24,182	(24,183)	(52,896)
Cash and cash equivalents, beginning of period	36,014	60,197	113,093

Cash and cash equivalents, end of period	$60,196	$36,014	$60,197

Supplemental information:
Interest paid	$145,528	$152,302	$56,418
Income taxes paid, net of refunds	$5,105	$5,886	$9,868

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

			Additional paid-in- capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Total
	Common shares
In thousands	Number	Amount
Balance—January 2, 2010	1	$—	$570,180	$196,769	$(27,147)	$739,802

Net income				56,167		56,167
Cumulative translation adjustment					(227)	(227)
Pension and other postretirement benefit adjustments					(2,222)	(2,222)

Comprehensive income						53,718
Stock-based compensation			54			54
Dividends to shareholder				(733,551)		(733,551)
Distribution to Visant Holding Corp.			(570,180)			(570,180)

Balance—January 1, 2011	1	$—	$54	$(480,615)	$(29,596)	$(510,157)

Net loss				(14,884)		(14,884)
Cumulative translation adjustment					(1,137)	(1,137)
Change in fair value of derivatives					(3,427)	(3,427)
Pension and other postretirement benefit adjustments					(29,001)	(29,001)

Comprehensive loss						(48,449)
Stock-based compensation			49			49

Balance—December 31, 2011	1	$—	$103	$(495,499)	$(63,161)	$(558,557)

Net loss				(58,600)		(58,600)
Cumulative translation adjustment					(167)	(167)
Change in fair value of derivatives					(1,960)	(1,960)
Pension and other postretirement benefit adjustments					(23,269)	(23,269)

Comprehensive loss						(83,996)

Balance—December 29, 2012	1	$—	$103	$(554,099)	$(88,557)	$(642,553)

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

As of December 29, 2012, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.2% and 41.1%, respectively, of Visant Holding Corp.’s (“Holdco”) voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of December 29, 2012, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

Basis of Presentation

The consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31st and as a result, a 53rd week is added approximately every sixth year. The Company’s 2012 fiscal year ended on December 29, 2012. Fiscal years 2012, 2011, 2010 and 2009 consisted of 52 weeks, and the 2008 fiscal year included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

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

VISANT CORPORATION AND SUBSIDIARIES

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. For fiscal years ended 2012, 2011 and 2010, the provision for the total net warranty costs was $4.9 million, $4.8 million and $5.1 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs in the accompanying consolidated balance sheets were approximately $0.6 million as of each of December 29, 2012 and December 31, 2011.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $9.1 million for 2012, $7.9 million for 2011 and $7.8 million for 2010.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in Accumulated Other Comprehensive Loss.

Supplier Concentration

Jostens purchases substantially all precious, semi-precious and synthetic stones from a single supplier located in Germany. Arcade’s products utilize specific grades of paper and foil and other laminates for which it relies on limited suppliers with whom it does not have written supply agreements in place.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in earnings or other comprehensive income (loss), based on whether the

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, Visant recognized compensation expense related to stock-based compensation of approximately $1.1 million, $7.0 million and $13.4 million, respectively, which was included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the balance sheet as of December 29, 2012 and December 31, 2011, respectively.

Cash and Cash Equivalents

All investments with an original maturity of three months or less on their acquisition date are considered to be cash equivalents.

Allowance for Doubtful Accounts

The Company makes estimates of potentially uncollectible customer accounts receivable and evaluates the adequacy of the allowance periodically. The evaluation considers historical loss experience, the length of time receivables are past due, adverse situations that may affect a customer’s ability to pay and prevailing economic conditions. The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective, and estimates may be revised as more information becomes available.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2012, at which time the Company recognized impairment charges of $29.3 million and $26.0 million relating to an impairment of goodwill in its publishing services and direct mail reporting units, respectively, which are included in the Marketing and Publishing Services segment, and an $8.9 million impairment of goodwill in its Neff reporting unit which is included in its Scholastic segment. The impairment charges were primarily attributable to ongoing negative industry-specific factors, including continued constraints in government funding for educational textbook purchasing, the shift towards digital books in the trade book industry, competitive pricing pressures and excess capacity in the print and related services industry and reduced consumer spending levels on scholastic and affinity related products. The Company observed a decline in the operating results of the respective reporting units which led management to reduce forecasted sales and profitability for the remainder of 2012 and the discrete periods included in the projections.

As part of such impairment test, the Company first determined that the fair value of each of the publishing services, direct mail and Neff reporting unit’s indefinite-lived intangible assets was equal to or exceeded its carrying value as of the testing date. The Company next evaluated the recoverability of each reporting unit’s amortizable and depreciable long-lived assets by comparing the carrying value of the respective asset group to the estimated undiscounted future cash flows expected to be generated from such assets. Based on the fact that the undiscounted future cash flows of the respective asset groups over their expected remaining useful lives exceeded their respective carrying values, there was no indication of a lack of recoverability of such cash flows and, therefore, no impairment was measured. The Company then commenced a two-step impairment test of each reporting unit’s goodwill which had an aggregate pre-impairment carrying value of $128.9 million. In each of the Step 1 tests performed, the carrying value of each reporting unit exceeded its estimated fair value and, therefore, the Company proceeded to Step 2. In Step 2, the calculation determined that the aggregate implied fair value of the reporting units’ goodwill was $64.7 million and, accordingly, the Company recognized an aggregate pre-tax impairment charge of $64.2 million relating to the carrying value of goodwill.

The fair value of each of the other reporting units tested for impairment was substantially in excess of its carrying value except for a reporting unit in the Scholastic segment. The fair value of such reporting unit exceeded its carrying value by 12.2% and goodwill of such reporting unit was $295.8 million as of December 29, 2012. The impact of a 10% decrease in estimated future cash flows for such reporting unit, which is primarily influenced by projections of future revenue, would not result in failing the Step 1 test. The reported value of goodwill and indefinite-lived intangible assets at the end of fiscal 2012 and 2011 totaled approximately $1,180.4 million and $1,244.6 million, respectively.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Impairment of Long-Lived Assets

An impairment loss on long-lived assets, including intangible assets with finite lives, is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in the evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate used to evaluate potential investments. For fiscal years ended December 29, 2012 and December 31, 2011, the Company recorded approximately $1.9 million and $4.6 million, respectively, of impairment charges in connection with the closure of certain facilities. For fiscal year 2010, long-lived assets with a carrying amount of $0.2 million exceeded the expected cash flows and were written down to their fair value of $0, resulting in an impairment charge of $0.2 million. Refer to Note 2, Restructuring Activity and Other Special Charges, for further details.

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

Significant judgment is required in determining the Company’s income tax expense. Uncertain tax positions are evaluated under the more-likely-than-not threshold for financial statement recognition and measurement for tax positions taken or expected to be taken in a tax return. The Company reviews its tax positions quarterly and adjusts its tax reserve balances as more information becomes available. Refer to Note 13, Income Taxes, for additional information on the provision for income taxes.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

2.	Restructuring Activity and Other Special Charges

For the year ended December 29, 2012, the Company recorded $9.8 million of restructuring costs and $66.1 million of other special charges. Included in these charges were $58.0 million of costs in the Marketing and Publishing Services segment consisting of $55.3 million of non-cash impairment charges associated with the write-down of goodwill and $0.5 million of non-cash asset related impairment charges. Also included in such charges was $2.2 million of severance and related benefit costs. Special charges in the Scholastic segment included $8.9 million of non-cash impairment charges associated with the write-down of goodwill, and $1.2 million of severance and related benefit costs associated with reductions in force. Special charges in the Memory Book segment included $7.8 million of costs consisting of $6.4 million of severance and related benefit costs associated with reductions in force and approximately $1.4 million of non-cash asset related impairment charges, in each case associated with the consolidation of its Clarksville, Tennessee and Topeka, Kansas facilities. The associated employee headcount reductions were 389, 60 and 39 in the Memory Book, Marketing and Publishing Services, and Scholastic segments, respectively.

For the year ended December 31, 2011, the Company recorded $7.9 million of restructuring costs and $36.5 million of other special charges. Included in these charges were $35.3 million of costs in the Marketing and Publishing Services segment consisting of $31.9 million of non-cash impairment charges associated with the

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Restructuring accruals of $2.9 million as of each of December 29, 2012 and December 31, 2011 are included in other accrued liabilities in the consolidated balance sheets. These accruals as of December 29, 2012 included amounts provided for severance and related benefits related to headcount reductions in each segment.

On a cumulative basis through December 29, 2012, the Company incurred $21.8 million of employee severance costs related to the 2010, 2011 and 2012 initiatives, which affected an aggregate of 1,157 employees. Visant paid $18.8 million in cash related to these initiatives as of December 29, 2012.

Changes in the restructuring accruals during fiscal 2012 were as follows:

In thousands	2012 Initiatives	2011 Initiatives	2010 Initiatives	2009 Initiatives	Total
Balance at December 31, 2011	$—	$2,384	$241	$267	$2,892
Restructuring charges	10,126	(277)	(20)	(4)	9,825
Severance paid	(7,208)	(2,094)	(221)	(263)	(9,786)

Balance at December 29, 2012	$2,918	$13	$—	$—	$2,931

The majority of the remaining severance and related benefits associated with the 2012 and 2011 initiatives are expected to be paid by the end of fiscal 2014.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The final allocation of the purchase price for the Color Optics acquisition was as follows:

In thousands
Current assets	$3,451
Property, plant and equipment	614
Intangible assets	—
Goodwill	—
Long-term assets	2,412
Current liabilities	(1,647)
Long-term liabilities	(54)

$4,776

The Color Optics acquisition was not considered material to the Company’s results of operations, financial position or cash flows.

4.	Accumulated Other Comprehensive Loss

The following amounts were included in determining accumulated other comprehensive loss for the years indicated:

In thousands	Foreign currency translation	Pension and other postretirement, benefit adjustments, net of taxes	Change in fair value of derivatives, net of taxes	Accumulated other comprehensive loss
Balance at January 2, 2010	$4,905	$(32,052)	$—	$(27,147)
Fiscal 2010 period change	(227)	(2,222)	—	(2,449)

Balance at January 1, 2011	$4,678	$(34,274)	$—	$(29,596)
Fiscal 2011 period change	(1,137)	(29,001)	(3,427)	(33,565)

Balance at December 31, 2011	$3,541	$(63,275)	$(3,427)	$(63,161)
Fiscal 2012 period change	(167)	(23,269)	(1,960)	(25,396)

Balance at December 29, 2012	$3,374	$(86,544)	$(5,387)	$(88,557)

5.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	2012	2011
Trade receivables	$115,775	$125,198
Allowance for doubtful accounts	(4,932)	(5,326)
Allowance for sales returns	(6,058)	(7,034)

Accounts receivable, net	$104,785	$112,838

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6.	Inventories

Inventories were comprised of the following:

In thousands	2012	2011
Raw materials and supplies	$37,920	$48,144
Work-in-process	43,662	31,685
Finished goods	29,761	29,461

Inventories	$111,343	$109,290

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at December 29, 2012 and December 31, 2011 was $32.8 million and $32.1 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $1.1 million for each of fiscal 2012 and 2011 and $0.9 million for fiscal 2010. The obligations under the consignment agreement are guaranteed by Visant.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3	Total Loss
Interest Rate Swaps included as liabilities		$8,604		$8,604

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. For 2012, assets that were recorded at fair value on a nonrecurring basis were as a result of impairment charges. For the year ended December 29, 2012, the Company recorded approximately $66.1 million of impairment charges including $64.2 million related to the write-down of goodwill as a result of performing its annual impairment analysis and $1.9 million related to the write-down of certain long-lived assets associated with the consolidation of certain facilities. The carrying value of goodwill was approximately $983.1 million and had an estimated fair value of $918.9 million, see Note 9, Goodwill and Other Intangible Assets, for further details. The fair value of goodwill was based on level 3 inputs. Long-lived assets were measured at fair value on a nonrecurring basis using Level 2 inputs as defined in the fair value hierarchy. For the fiscal year ended December 29, 2012, long-lived assets with a carrying amount of $3.7 million exceeded the expected cash flows and were written down to the fair value of $1.8 million resulting in impairment charges of $1.9 million. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2012 on a nonrecurring basis.

		Fair Value Measurements Using
In thousands	Fair Value December 29, 2012	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3	Total Loss
Long-lived assets	$1,780	$—	$1,780	$—	$1,863
Goodwill	$918,946	$—	$—	$918,946	$64,217

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments discussed above, the Company used Level 2 inputs to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of each of December 29, 2012 and December 31, 2011.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As of December 29, 2012, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”) with a principal amount of $736.7 million, approximated $682.9 million at such date. As of December 29, 2012, the fair value of the Term Loan Credit Facility with a principal amount of $1,152.4 million, approximated $1,047.1 million at such date.

As of December 31, 2011, the fair value of the Senior Notes with a principal amount of $750.0 million, approximated $688.1 million at such date. As of December 31, 2011, the fair value of the Term Loan Credit Facility with a principal amount of $1,174.4 million, approximated $1,103.9 million at such date.

8.	Property, Plant and Equipment

Net property, plant and equipment, which includes capital lease assets, consisted of the following:

In thousands	2012	2011
Land	$10,819	$12,439
Buildings	67,559	65,221
Machinery and equipment	340,294	325,952
Capitalized software	76,825	62,376
Transportation equipment	181	167
Furniture and fixtures	24,308	24,222
Construction in progress	6,157	10,909

Total property, plant and equipment	526,143	501,286
Less accumulated depreciation and amortization	(322,478)	(291,236)

Property, plant and equipment, net	$203,665	$210,050

Depreciation expense was $49.5 million for 2012, $49.9 million for 2011 and $47.0 million for 2010. Amortization related to capitalized software was included in depreciation expense and totaled $8.2 million for 2012, $6.7 million for 2011 and $5.7 million for 2010.

As of December 29, 2012 and December 31, 2011, the Company recorded gross machinery and equipment under capital leases totaling $11.5 million and $10.9 million, respectively, and accumulated depreciation on assets under capital leases of $6.1 million and $4.5 million, respectively.

9.	Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at December 31, 2011	$309,878	$391,178	$282,058	$983,114
Goodwill additions during the period	—	—	—	—
Impairment of goodwill	(8,900)	—	(55,317)	(64,217)
Currency translation	49	—	—	49

Balance at December 29, 2012	$301,027	$391,178	$226,741	$918,946

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. The Company is required to test goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and other indefinite-lived intangible assets to reporting units and determining the fair value of each reporting unit.

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

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2012, at which time the Company recognized impairment charges of $29.3 million and $26.0 million relating to an impairment of goodwill in its publishing services and direct mail reporting units, respectively, which are included in the Marketing and Publishing Services segment, and an $8.9 million impairment of goodwill in its Neff reporting unit which is included in its Scholastic segment. The impairment charges were primarily attributable to ongoing negative industry-specific factors, including continued constraints in government funding for educational textbook purchasing, the shift towards digital books in the trade book industry, competitive pricing pressures and excess capacity in the print and related services industry and reduced consumer spending levels on scholastic and affinity related products. We observed a decline in the operating results of the respective reporting units which led management to reduce forecasted sales and profitability for the remainder of 2012 and the discrete periods included in the projections.

As part of such impairment test, we first determined that the fair value of each of the publishing services, direct mail and Neff reporting unit’s indefinite-lived intangible assets was equal to or exceeded its carrying value as of the testing date. We next evaluated the recoverability of each reporting unit’s amortizable and depreciable long-lived assets by comparing the carrying value of the respective asset group to the estimated undiscounted future cash flows expected to be generated from such assets. Based on the fact that the undiscounted future cash flows of the respective asset groups over their expected remaining useful lives exceeded their respective carrying values, there was no indication of a lack of recoverability of such cash flows and, therefore, no impairment was measured. We then commenced a two- step impairment test of each reporting unit’s goodwill which had an aggregate pre-impairment carrying value of $128.9 million. In each of the Step 1 tests performed, the carrying value of each reporting unit exceeded its estimated fair value and, therefore, we proceeded to Step 2. In Step 2, the calculation determined that the aggregate implied fair value of the reporting unit’s goodwill was $64.7 million and, accordingly, we recognized a pre-tax impairment charge of $64.2 million relating to the carrying value of goodwill.

The fair value of each of the other reporting units tested for impairment was substantially in excess of its carrying value except for a reporting unit in the Scholastic segment. The fair value of such reporting unit exceeded its carrying value by 12.2% and goodwill of such reporting unit was $295.8 million as of December 29, 2012. The impact of a 10% decrease in estimated future cash flows for such reporting unit, which is primarily influenced by projections of future revenue, would not result in failing the Step 1 test. The reported value of goodwill and indefinite-lived intangible assets at the end of 2012 and 2011 totaled approximately $1,180.4 million and $1,244.6 million, respectively.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Other Intangible Assets

Information regarding other intangible assets as of December 29, 2012 and December 31, 2011 is as follows:

		2012			2011
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(311,034)	$18,966	$330,000	$(278,161)	$51,839
Internally developed software	2 to 5 years	8,600	(8,600)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	14,767	(12,102)	2,665	12,692	(11,670)	1,022
Customer relationships	4 to 40 years	159,969	(61,167)	98,802	158,339	(48,811)	109,528
Trademarks (definite lived)	20 years	489	(65)	424	471	(32)	439
Restrictive covenants	3 to 10 years	53,189	(34,203)	18,986	55,459	(31,373)	24,086

		567,014	(427,171)	139,843	566,761	(379,847)	186,914
Trademarks	Indefinite	261,480	—	261,480	261,480	—	261,480

		$828,494	$(427,171)	$401,323	$828,241	$(379,847)	$448,394

Amortization expense related to other intangible assets was $54.6 million for 2012, $55.8 million for 2011 and $57.1 million for 2010.

Based on the intangible assets in service as of December 29, 2012, estimated amortization expense for each of the five succeeding fiscal years is $36.8 million for 2013, $15.7 million for 2014, $14.6 million for 2015, $12.5 million for 2016 and $9.0 million for 2017.

10.	Debt

As of the end of 2012 and 2011, debt obligations consisted of the following:

In thousands	2012	2011
Senior secured term loan facilities, net of original issue discount of $15.5 million:
Term Loan B, variable rate, 5.25% at December 29, 2012 and December 31, 2011 with quarterly interest payments, principal due and payable at maturity—December 2016	$1,136,905	$1,155,212
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $36.8 million in April and October, principal due and payable at maturity—October 2017	736,670	750,000

	1,873,575	1,905,212
Equipment financing arrangements	6,093	6,055
Capital lease obligations	4,783	6,338

Total debt	$1,884,451	$1,917,605

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Maturities of debt obligations, excluding original issue discount of $15.5 million, as of the end of 2012 are as follows:

In thousands
Visant:
2013	$15,236
2014	4,361
2015	1,317
2016	1,142,297
2017	736,742
Thereafter	—

Total debt	$1,899,953

Senior Secured Credit Facilities

In connection with the refinancing consummated by Visant on September 22, 2010 (the “Refinancing”), Visant entered into senior secured credit facilities, among Visant, as borrower, Jostens Canada, as Canadian borrower, Visant Secondary Holdings Corp. (“Visant Secondary”), as guarantor, the lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse AG, Toronto Branch, as Canadian administrative agent, for the Term Loan Credit Facility and a revolving credit facility expiring in 2015 consisting of a $165.0 million U.S. revolving credit facility available to Visant and its subsidiaries and a $10.0 million Canadian revolving credit facility available to Jostens Canada (the “Revolving Credit Facility” and together with the Term Loan Credit Facility, the “Credit Facilities”). The borrowing capacity under the Revolving Credit Facility can also be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility). On March 1, 2011, Visant announced the completion of the repricing of the Term Loan Credit Facility (the “Repricing”). The amended Term Loan Credit Facility provides for an interest rate for each term loan based upon LIBOR or an alternative base rate (“ABR”) plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1% of the outstanding principal amount of the Term Loan Credit Facility along with certain other fees and expenses. The Credit Facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan Credit Facility in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the Term Loan Credit Facility. Amounts borrowed under the Term Loan Credit Facility that are repaid or prepaid may not be reborrowed. On December 14, 2012 and December 22, 2011, Visant made voluntary pre-payments of $22.0 million and $60.0 million, respectively, on the outstanding Term Loan Credit Facility.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

As of December 29, 2012, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.0%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of December 29, 2012, there was $11.5 million outstanding in the form of letters of credit, leaving $163.5 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

The annualized weighted average interest rates on short term borrowings under the Company’s respective revolving credit facilities were 7.5% for each of the fiscal years ended December 29, 2012 and December 31, 2011, respectively, and 6.9% for the fiscal year ended January 2, 2010.

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

The Senior Notes are senior unsecured obligations of Visant and the U.S. Subsidiary Guarantors and rank (i) equally in right of payment with any existing and future senior unsecured indebtedness of Visant and the U.S. Subsidiary Guarantors; (ii) senior to all of Visant’s and the U.S. Subsidiary Guarantors’ existing, and any of Visant’s and the U.S. Subsidiary Guarantors’ future, subordinated indebtedness; (iii) effectively junior to all of Visant’s existing and future secured obligations and the existing and future secured obligations of the U.S. Subsidiary Guarantors, including indebtedness under the Credit Facilities, to the extent of the value of the assets securing such obligations; and (iv) structurally subordinated to all liabilities of Visant’s existing and future subsidiaries that do not guarantee the Senior Notes. The Senior Notes are redeemable, in whole or in part, under certain circumstances. Upon the occurrence of certain change of control events, the holders have the right to require Visant to offer to purchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In December 2012, Visant repurchased for retirement in privately negotiated transactions $13.3 million in aggregate principal amount of Senior Notes.

11.	Derivative Financial Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 29, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 29, 2012, the Company had three outstanding interest rate derivatives with an outstanding notional amount of $550.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of December 29, 2012, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal year 2013, the Company estimates that $3.4 million will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of December 29, 2012 and December 31, 2011, the Company did not have any derivatives outstanding that are not designated as hedges.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The table below presents the pre-tax fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011:

In thousands	Classification in the Consolidated Balance Sheets	2012	2011
Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$3,399	$3,705
Interest rate swaps	Other noncurrent liabilities	5,205	1,766

Total		$8,604	$5,471

In thousands	Amount of loss recognized in Other Comprehensive (Loss) Income on derivatives (effective portion)
Loss on Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest rate swaps	$(8,604)	$(5,471)	$—

	$(8,604)	$(5,471)	$—

The tables below present the effect of the Company’s derivative financial instruments on its Consolidated Statements of Operations and Comprehensive (Loss) Income for the twelve months ended December 29, 2012, December 31, 2011 and January 1, 2011:

In thousands Loss on Derivatives Designated as Hedges	Classification in Consolidated Statement Of Operations and Comprehensive (Loss) Income	2012	2011	2010
Foreign currency forward contracts	Selling, general and administrative expenses	$—	$—	$32

		$—	$—	$—

In thousands Loss on Derivatives Designated as Hedges	Classification in Consolidated Statement Of Operations and Comprehensive (Loss) Income	2012	2011	2010
Interest Rate Swaps	Interest Expense	$3,744	$—	$—

		$3,744	$—	$—

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of December 29, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.0 million. As of December 29, 2012, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 29, 2012, it could have been required to settle its obligations under the agreements at their termination value of $10.0 million.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12.	Commitments and Contingencies

Leases

Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $7.3 million for each of fiscal 2012 and 2011 and $6.4 million for fiscal 2010. Future minimum lease payments under the leases are as follows:

In thousands	Operating Leases	Capital Leases
2013	$6,689	$2,556
2014	6,067	2,163
2015	4,956	233
2016	4,172	34
2017	3,417	28
Thereafter	4,312	—

Total minimum lease payments	$29,613	$5,014

Less interest expense	—	(231)

Capital lease obligations	$—	$4,783

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company enters into forward contracts from time to time to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $19.4 million outstanding as of December 29, 2012 with delivery dates occurring through 2013. The forward purchase contracts are considered normal purchases and therefore not subject to the requirements of derivative accounting. As of the end of 2012, the fair market value of open precious metal forward contracts was $19.3 million based on quoted future prices for each contract.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

provision under the separate-return method except for the effects of certain provisions of the U.S. tax code which are accounted for on a consolidated group basis. Income tax amounts payable or receivable among members of the controlled group are settled based on the filing of income tax returns and the cash requirements of the respective members of the consolidated group.

The U.S. and foreign components of (loss) income before income taxes and the provision for income taxes for the Company consist of:

In thousands	2012	2011	2010
Domestic	$(62,201)	$(22,134)	$90,259
Foreign	9,424	9,875	6,576

(Loss) income before income taxes	$(52,777)	$(12,259)	$96,835

Federal	$9,146	$(76)	$31,220
State	4,297	2,128	7,852
Foreign	3,099	1,748	1,874

Total current income taxes	16,542	3,800	40,946
Deferred	(10,719)	(1,175)	(278)

Provision for income taxes	$5,823	$2,625	$40,668

The Company’s consolidated effective income tax rate was (11.0%), (21.4%) and 42.0% for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. The effective tax rates for both 2012 and 2011 were significantly impacted by the unfavorable effect of nondeductible goodwill impairment charges during each of the years. Foreign earnings repatriations also had unfavorable impacts on the effective tax rates for both annual periods. Comparisons of percentage changes year-over-year are not meaningful when the pre-tax income base for comparison changes significantly. The impact of changes in the effective tax rate at which we expect deferred tax assets and liabilities to be realized or settled in the future was unfavorable in 2012 compared with a favorable tax rate impact in 2011. The change in effective deferred tax rates reflects our 2011 state income tax returns and the effects of certain changes in state tax laws.

The effective tax rate for 2011 was more unfavorable compared with the rate for 2010 due to the impact of the goodwill impairment charge in the Marketing and Publishing Services segment as of year end 2011, $23.5 million of which did not provide an income tax benefit. The impact of the unfavorable tax rate effect associated with foreign earnings repatriations was lower in 2011 than in 2010. The impact of changes in the effective tax rate at which the Company expects deferred tax assets and liabilities to be realized or settled in the future was more favorable in 2011 than in 2010. The change in effective deferred tax rates reflects the Company’s 2010 state income tax returns and the effects of certain changes in state tax laws.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes for financial reporting purposes is as follows:

In thousands	2012		2011		2010
Federal tax at statutory rate	$(18,472)	35.0%	$(4,291)	35.0%	$33,892	35.0%
State tax, net of federal tax benefit	77	(0.1%)	260	(2.1%)	5,631	5.8%
State deferred tax rate change, net of federal effect	425	(0.8%)	(1,323)	10.8%	(567)	(0.6%)
Foreign tax credits generated, net of expirations	11,202	(21.2%)	—	—	296	0.3%
Foreign earnings repatriation, net	1,963	(3.7%)	1,534	(12.5%)	2,108	2.2%
Goodwill and intangible impairment charges	21,889	(41.5%)	8,216	(67.0%)	—	—
Decrease in deferred tax valuation allowance	(10,882)	20.6%	—	—	(296)	(0.3%)
Foreign tax rate differences	(435)	0.8%	(522)	4.2%	(12)	0.0%
Other differences, net	56	(0.1%)	(1,249)	10.2%	(384)	(0.4%)

Provision for income taxes	$5,823	(11.0%)	$2,625	(21.4%)	$40,668	42.0%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities is:

In thousands	2012	2011
Basis difference on property, plant and equipment	$(35,025)	$(39,951)
Capitalized software development costs	(9,690)	(5,999)
Basis difference on financing arrangements	(14,928)	(18,353)
Basis difference on intangible assets	(144,711)	(161,685)
Other	(3,169)	(3,221)

Deferred tax liabilities	(207,523)	(229,209)

Reserves for accounts receivable and salespersons overdrafts	8,069	9,842
Reserves for employee benefits	21,131	18,665
Other reserves not recognized for tax purposes	6,926	5,968
Foreign tax credit carryforwards	2,853	14,055
Net operating loss and state tax credit carryforwards	13,184	23,030
Basis difference on pension liabilities	37,953	25,969
Other	13,533	12,100

Deferred tax assets	103,649	109,629
Valuation allowance	(3,173)	(14,055)

Deferred tax assets, net	100,476	95,574

Net deferred tax liability	$(107,047)	$(133,635)

For 2012 and 2011, the Company has provided a valuation allowance for the entire amount of its deferred tax asset for foreign tax credit carryforwards and certain foreign net operating loss carryforwards because the related tax benefit may not be realized. The decrease in the tax valuation allowance from the fiscal year 2011 balance was due primarily to the expiration of $11.2 million of foreign tax credit carryforwards from 2002. The Company’s $2.9 million foreign tax credits expire in years 2013 to 2019. No foreign tax credits were utilized for the 2012 fiscal year because Holdco’s consolidated net operating loss carryforwards exceeded consolidated taxable income generated from 2012 operations.

During 2012, the Company repatriated $5.3 million of earnings from its foreign subsidiaries. The Company does not provide for deferred taxes on undistributed earnings of foreign subsidiaries because such earnings are

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

essentially permanent in duration, and it is not practicable to estimate the amount of tax that may be payable upon any such distribution. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. Undistributed earnings indefinitely reinvested as working capital totaled $11.4 million at December 29, 2012.

The Company’s deferred tax assets include $13.2 million for net operating loss and state tax credit carryforwards, $5.3 million of which is classified as noncurrent. The Company’s tax attribute carryforwards do not include $12.1 million of current deferred tax assets remaining on Holdco’s books in connection with the consolidated U.S. federal taxable loss incurred during 2010 as a result of the Refinancing and the related deduction of $97.2 million for previously tax deferred original issue discount. Included in the Company’s $13.2 million tax attribute carryforward is $7.3 million of federal deferred tax assets related to the Company’s $20.1 million U.S. federal taxable loss for 2011 which resulted largely from the effects of favorable tax depreciation rates and the tax effects of the Repricing. State tax credit carryforwards and the net tax benefit of state net operating loss carryforwards totaled approximately $1.7 million.

As described in Note 3, Acquisitions, the Company acquired the stock of Color Optics during 2011. Included as part of the related purchase price allocation, the Company’s acquired net operating loss was $4.3 million and expires in years 2021 through 2024. During 2010, the Company acquired the common shares of Intergold Ltd., which was amalgamated with Jostens’ Canadian subsidiary in 2010. At December 29, 2012, the remaining Canadian net operating carryforward was $9.3 million expiring in years 2023 through 2029. At December 29, 2012, there is no remaining acquired net operating loss carryforward for the Phoenix Color Corp. acquisition in 2008 because it has been fully utilized against the Company’s post-acquisition taxable income. The Company anticipates that all of the remaining $52.5 million Holdco consolidated U.S. federal net operating loss carryforwards from 2010 and 2011 will be realized in 2013.

Included in results of operations for fiscal years 2012, 2011 and 2010 were net income tax (benefit) expense accruals for unrecognized tax benefits of ($0.2) million, ($0.4) million and less than $0.1 million, respectively. Also included in the Company’s income tax provision for fiscal years ended 2012, 2011 and 2010 were net interest accruals for unrecognized tax benefits of ($0.3) million, less than $0.1 million and $0.5 million, respectively. During 2012, certain Internal Revenue Service (“IRS”) guidance caused the Company to re-assess its prior tax positions resulting in the Company concluding that certain previously unrecognized tax benefit positions, primarily related to the timing of operating loss utilization, could be recognized. Accordingly, the Company recognized $8.2 million of current tax benefit, including interest, and $7.4 million of deferred tax expense in connection with the positions it reevaluated during the current year. The unrecognized tax benefit recorded for 2011 and the reduced interest accrual for 2011 compared with 2010 resulted from remeasurement of tax reserves provided in connection with the Transactions in 2004 based on IRS guidance issued in July 2011 as well as tax and interest benefit recognition in connection with the lapse of certain state statutes of limitation.

At December 29, 2012 and December 31, 2011, the Company’s gross unrecognized tax benefit liability was $11.4 million and $19.5 million, respectively, and included interest and penalty accruals of $3.0 million and $3.4 million, respectively. Substantially all of the liability was included in noncurrent liabilities. The Company’s net unrecognized tax benefits that, if recognized, would affect the effective tax rate were $10.1 million including net interest and penalty accruals of $3.0 million at December 29, 2012.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The reconciliation of the total gross amount recorded for unrecognized tax benefits for the Company is as follows:

In thousands	2012	2011	2010
Balance at beginning of period	$16,141	$17,104	$17,645
Gross increases—tax positions in prior periods	104	—	445
Gross decreases—tax positions in prior periods	(7,606)	(1,286)	(370)
Gross increases—current period tax positions	—	674	368
Settlements—(payments) refunds	(233)	3	(242)
Lapse of statute of limitations	—	(354)	(742)

Balance at end of period	$8,406	$16,141	$17,104

Holdco’s income tax filings for 2005 to 2011 are subject to examination in the U.S federal tax jurisdiction. In connection with the IRS examination of Holdco’s income tax filings for 2005 and 2006, the IRS proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in certain state jurisdictions and in France for the 2005 to 2011 periods, none of which was individually material. Following its 2009 objection filed with the Canada Revenue Agency (the “CRA”) for issues related to transfer pricing, the Company was notified in 2010 that the CRA withdrew its original transfer price assessment for prior tax periods. As a result, a net income tax benefit of $0.8 million was included in 2010 results of operations for assessments of Canadian tax and interest previously paid. The CRA examination of the Company’s Canadian income tax filings for 2007 and 2008 was concluded in 2011 without adjustment. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.4 million.

President Obama’s administration has proposed significant changes to U.S. tax laws for U.S. corporations doing business outside the United States, including a proposal to defer certain tax deductions allocable to non-U.S. earnings until those earnings are repatriated. As discussion continues over comprehensive U.S. tax reform, it is not presently possible to predict the effect on the Company of tax legislation not yet enacted into law.

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

Effective December 31, 2005, the pension plans were closed to newly hired nonunion employees. Pension benefits for salaried nonunion employees were modified to provide a percentage of career average earnings, rather than final average earnings for service after January 1, 2006 except for certain grandfathered employees who met specified age and service requirements as of December 31, 2005. Effective July 1, 2008 and January 1, 2008, the pension plans covering Jostens’ employees covered under respective collective bargaining agreements were closed.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Effective December 31, 2012, the Company’s qualified and non-qualified pension plans for non-bargained, active employees and its executive supplemental retirement agreements for certain executive officers were amended to freeze the accrual of additional benefits related to future service and compensation under the plans. The affected qualified pension plans were closed to new hires as of January 1, 2006. Benefits accrued as of December 31, 2012 will not be affected. Employees will continue to accrue service during their employment solely for purposes of vesting in pension benefits accrued as of December 31, 2012 which are not yet vested based on the applicable multiple year service requirement for vesting. In addition, the freeze will not impact retirees currently receiving pension benefits or employees who have separated service with vested pension benefits.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during fiscal 2012 and 2011 as well as the funded status and amounts recognized in the balance sheets as of December 29, 2012 and December 31, 2011, for all defined benefit plans combined and retiree welfare plans. The information presented for the 2012 plan year and 2011 plan year is based on a measurement date of December 29, 2012 and December 31, 2011, respectively. Furthermore, the Jostens plans represent 86% of the aggregate benefit obligation and 91% of the aggregate plan assets as of the end of fiscal 2012, with benefits for Lehigh representing 14% of the liability and 9% of the assets for the same period.

	Pension benefits		Postretirement benefits
In thousands	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation, beginning of period	$342,266	$318,509	$1,498	$1,756
Service cost	4,581	4,932	4	6
Interest cost	17,969	17,830	62	101
Actuarial gain (loss)	58,703	17,748	270	(20)
Benefit payments and administrative expenses	(18,173)	(16,706)	(868)	(832)
Plan participants’ contributions	—	—	414	487
Other adjustments: curtailment	(4,205)	(47)	—	—

Benefit obligation, end of period	$401,141	$342,266	$1,380	$1,498

Change in plan assets
Fair value of plan assets, beginning of period	$248,950	$269,809	$—	$—
Actual return on plan assets	36,862	(6,609)	—	—
Company contributions	2,542	2,456	454	345
Benefit payments and administrative expenses	(18,173)	(16,706)	(868)	(832)
Plan participants’ contributions	—	—	414	487

Fair value of plan assets, end of period	$270,181	$248,950	$—	$—

Funded status—End of Period
Funded status, over-funded plans	$—	$4,906	$—	$—
Funded status, under-funded plans	(130,960)	(98,222)	(1,380)	(1,498)

Net funded status	$(130,960)	$(93,316)	$(1,380)	$(1,498)

Amounts recognized in the balance sheets
Non-current assets	$—	$4,906	$—	$—
Current liabilities	(2,547)	(2,337)	(170)	(211)
Non-current liabilities	(128,413)	(95,885)	(1,210)	(1,287)

Net pension amounts recognized on Consolidated balance sheets	$(130,960)	$(93,316)	$(1,380)	$(1,498)

Amounts in Accumulated Other Comprehensive Loss (Income)
Net loss	$143,241	$107,681	$643	$398
Prior service credits	—	(2,183)	(1,366)	(1,643)

Other comprehensive loss (income)—total	$143,241	$105,498	$(723)	$(1,245)

Amortization expense expected to be recognized during next fiscal year
Net loss	$4,428	$6,113	$51	$26
Prior service credits	—	(844)	(277)	(277)

Total amortizations	$4,428	$5,269	$(226)	$(251)

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During 2012, the discount rate assumption changed from 5.39% to 4.19% for the pension plans and from 4.47% to 3.21% for the postretirement plans, which resulted in an increase in liability. Asset returns in 2012 were above the assumed return which partially offset the liability loss created by the discount rate decrease, and salary increases were lower than expected. The plans’ experience resulted in a net loss for 2012.

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $401.1 million and $337.1 million at the end of 2012 and 2011, respectively. The ABO is now equivalent to the projected benefit obligation due to the pension accruals for all salaried and non-union hourly employees for being frozen as of December 31, 2012.

Non-qualified retirement benefits, included in the tables above, with obligations in excess of plan assets were as follows:

In thousands	2012	2011
Projected benefit obligation	$34,014	$30,843
Accumulated benefit obligation	$34,014	$29,903
Fair value of plan assets	$—	$—

In total, the qualified pension plans have a projected benefit obligation in excess of the fair value of plan assets as of year-end 2012.

Net periodic benefit expense (income) of the pension and other postretirement benefit plans included the following components:

	Pension benefits
In thousands	2012	2011
Service cost	$4,581	$4,932
Interest cost	17,969	17,830
Expected return on plan assets	(24,036)	(24,692)
Amortization of prior year service cost	(844)	(834)
Amortization of net actuarial loss	6,113	2,334
Other adjustment: curtailment	(1,339)	34

Net periodic benefit expense (income)	$2,444	$(396)

	Postretirement benefits
In thousands	2012	2011
Service cost	$4	$6
Interest cost	61	101
Amortization of prior year service cost	(277)	(277)
Amortization of net actuarial loss	26	29

Net periodic benefit income	$(186)	$(141)

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Assumptions

Weighted-average assumptions used to determine end-of-year benefit obligations are as follows:

	Pension benefits		Postretirement benefits
	2012	2011	2012	2011
Discount rate:
Jostens	4.19%	5.39%	3.21%	4.47%
Lehigh	4.19%	5.39%	N/A	N/A
Rate of compensation increase:
Jostens	3.40%	3.45%	N/A	N/A
Lehigh	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension benefits		Postretirement benefits
	2012	2011	2012	2011
Discount rate:
Jostens	5.39%	5.75%	4.47%	5.75%
Lehigh	5.39%	5.75%	N/A	N/A
Expected long-term rate of return on plan assets:
Jostens	9.00%	9.00%	N/A	N/A
Lehigh	9.00%	9.00%	N/A	N/A
Rate of compensation increase:
Jostens	3.45%	5.50%	N/A	N/A
Lehigh	N/A	N/A	N/A	N/A

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied, and long-term historical relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with a proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Assumed health care cost trend rates are as follows:

	Postretirement benefits
	2012	2011
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015

Assumed health care cost trend rates have some effect on the amounts reported for health care plans. For 2012, a one percentage point change in the assumed health care cost trend rates would have had the following effects:

In thousands	Impact of 1% Increase	Impact of 1% Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	$83	$(74)

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Plan Assets

The weighted-average asset allocations for the pension plans as of the measurement dates of December 29, 2012 and December 31, 2011, by asset category, are as follows:

Asset Category	2012	2011
Equity securities	68.2%	69.6%
Debt securities	20.3%	20.4%
Other	11.5%	10.0%

Total	100%	100%

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

The fair values of the defined benefit assets at December 29, 2012, by asset class are as follows:

In thousands	Fair Value December 29, 2012	Fair Value Measurements Using
		Quoted Prices in Active Market for Identical Assets Level 1 (7)	Significant Other Observable Input Level 2 (7)	Significant Unobservable Inputs Level 3 (7)
Equity Securities
Large Cap Disciplined (1)	$95,970	$95,970	$—	$—
Small/ Mid Cap (2)	26,197	26,197	—	—
Intl/ World Equity (3)	62,098	62,098	—	—
Debt Securities
High Yield Bond Fund (4)	41,484	41,484	—	—
Emerging Markets Debt (5)	13,350	13,350	—	—
Cash	2	2	—	—
Alternatives
Structured Credit (6)	31,080	—	—	31,080

Total	$270,181	$239,101	$—	$31,080

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The fair values of the defined benefit assets at December 31, 2011, by asset class are as follows:

In thousands	Fair Value December 31, 2011	Fair Value Measurements Using
		Quoted Prices in Active Market for Identical Assets Level 1 (7)	Significant Other Observable Input Level 2 (7)	Significant Unobservable Inputs Level 3 (7)
Equity Securities
Large Cap Disciplined (1)	$90,237	$90,237	$—	$—
Small/ Mid Cap (2)	24,850	24,850	—	—
Intl/ World Equity (3)	58,280	58,280	—	—
Debt Securities
High Yield Bond Fund (4)	38,212	38,212	—	—
Emerging Markets Debt (5)	12,517	12,517	—	—
Alternatives
Structured Credit (6)	24,854	—	—	24,854

Total	$248,950	$224,096	$—	$24,854

(1)	The fund invests in equity securities of large companies and in portfolio strategies designed to correlate to a portfolio composed of large-cap equity securities. The value is based on quoted prices in active markets.
(2)	The fund invests in equity securities of small-to-mid cap companies. The value is based on quoted prices in active markets.
(3)	The fund invests primarily in common stock and other equity securities located outside the United States. The value is based on quoted prices in active markets.
(4)	The fund invests at least 80% of its net assets in high-yield fixed-income securities. The fund will invest primarily in fixed-income securities below investment grade, including corporate bonds and debentures, convertible and preferred securities and zero-coupon obligation. The value is based on quoted prices in active markets.
(5)	The fund invests at least 80% of its net assets in fixed-income securities and emerging market issuers. The fund will invest primarily in U.S. dollar-denominated debt securities of government, government-related and corporate issuers in emerging-market countries, as well as entities organized to restructure the outstanding debt of such issuers. The value is based on quoted prices in active markets.
(6)	The fund is an alternative investment and invests primarily in collateralized debt obligations (“CDOs”) and other structured credit vehicles.
(7)	Refer to Note 7, Fair Value Measurements, for definitions of the three levels of fair value measurements.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following number represents a rollforward of the structured credit fund:

In thousands	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Credit Fund
Beginning balance as of January 1, 2011	$—
Actual return on plan assets	154
Purchase, sales and settlements	24,700
Transfers in/out of Level 3	—

Ending balance as of December 31, 2011	$24,854

Actual return on plan assets	6,226
Purchase, sales and settlements	—
Transfers in/out of Level 3	—

Ending balance as of December 29, 2012	$31,080

Contributions

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008. Under the new funding requirements, there were no contributions required to be made under the plans for 2012 and 2011. Due to the funded status and credit balances of the qualified plans, there are no projected contributions for 2013. The Company anticipates beginning to need to make pension cash contributions after 2013. The funded status of the Company’s plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates used in determining the value of the Company’s obligations and changes to regulatory requirements, each of which can affect assumptions and have an impact on the Company’s cash funding requirements under its plans. Visant’s pension income associated with the pension plans is expected to increase as the cash contributions associated with pension plans will increase in future periods. The total contributions expected to be paid in 2013 include $2.6 million to the nonqualified pension plans and $0.2 million to the postretirement benefit plans. The actual amount of contributions is dependent upon the actual return on plan assets and actual disbursements from the postretirement benefit and nonqualified pension plans.

Benefit Payments

Estimated benefit payments under the pension and postretirement benefit plans are as follows:

In thousands	Pension benefits	Postretirement benefits
2013	$18,912	$173
2014	19,611	180
2015	20,261	168
2016	21,221	169
2017	21,480	152
2018 through 2022	117,012	464

Total estimated payments	$218,497	$1,306

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

401(k) Plans

The Company has 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements. Under certain of the plans, the Company provides a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans. In some instances, the Company has provided discretionary profit sharing contributions in the past and may do so in the future. The aggregate matching and other contributions were $5.5 million for 2012, $5.7 million for 2011 and $6.0 million for 2010.

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

On January 1, 2011, Rock Creek Athletics, Inc. employees became eligible for the Lehigh & Neff 401(k) Retirement Savings Plan.

On January 1, 2012, Color Optics employees became eligible for the Lehigh & Neff 401(k) Retirement Savings Plan, and the plan was renamed the LN Co 401(k) Retirement Savings Plan.

On January 1, 2013, in connection with freezing the pension plans, Jostens, Memory Book and Visant active participants began participating in a separate plan at Fidelity, called the Jostens 401(k) Retirement Plan, and the matching contribution was enhanced for those employees no longer eligible for further pension accrual.

15.	Stock-based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of December 29, 2012, there were 288,648 shares in total available for grant under the 2003 Plan. The maximum grant to any one person must not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock (“Class A Common Stock”). As of December 29, 2012, there were 105,227 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate, if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. Options granted under the 2004 Plan will begin expiring in late 2014. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of December 29, 2012, there were 268,000 options vested under the 2004 Plan and 40,000 options unvested and subject to future vesting.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2010 LTIP

During the first fiscal quarter of 2010, the Company implemented long-term phantom share incentive arrangements with certain key employees (the “2010 LTIP”). The awards were subject to vesting based on meeting certain performance objectives and/or continued employment. 2010 LTIP awards were settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum. As of December 29, 2012, payments in the aggregate of $16.1 million were made with respect to awards made under the 2010 LTIP.

Jostens 2012 LTIP

During the fourth quarter of 2012, Jostens implemented the 2012 LTIP, a long-term phantom share incentive program with certain of Jostens’ key employees (the “2012 LTIP”). The program provides for the grant of phantom shares to the participating employee, which are subject to vesting and other terms and conditions and restrictions of the share award, including meeting certain performance metrics and continued employment. The grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the executive has vested, following the end of fiscal year 2014 (which occurs on January 3, 2015). In the case of a limited number of certain senior executives of Jostens, absent a change of control prior to January 3, 2015, payment with respect to a portion of the lump sum payment in respect of performance award in which the executive vests as of the end of fiscal year 2014 will not be due until the earlier of a change in control or early 2016 (and not later than March 15, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 3, 2015, as described therein. Shares not vested, including if the respective performance target is not achieved, are forfeited without payment. The awards are also subject to certain covenants by the employee as to confidentiality, non-competition and non-solicitation to which the employee is bound during his or her employment and for two years following a separation of service.

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

For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, Visant recognized total stock-based compensation expense of approximately $1.1 million, $7.0 million and $13.4 million, respectively, which was included in selling and administrative expenses.

During the year ended December 29, 2012, Visant issued, subject to vesting, a total of 40,000 options of Class A Common Stock to one executive officer under the 2004 Plan. During the year ended December 31, 2011, there were no issuances of stock options or restricted shares.

As of December 29, 2012, $0.3 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of 0.8 years.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 31, 2011	283	$44.93
Exercised	—	$—
Granted	40	$96.20
Forfeited/expired	(6)	$146.66
Cancelled	—	$—

Outstanding at December 29, 2012	317	$49.28

Vested or expected to vest at December 29, 2012	317	$49.28

Exercisable at December 29, 2012	277	$42.58

During the fiscal year ended December 29, 2012, the Company granted an aggregate of 40,000 stock options under the 2004 Plan to one employee of a subsidiary of Visant. The per-share weighted average fair value of stock options granted was $43.81 on the date of grant using the Black-Scholes option pricing model. The following key assumptions were used to value options issued:

2012
Expected life	6.1 years
Expected volatility	68.8%
Dividend yield	—
Risk-free interest rate	1.0%

The weighted-average remaining contractual life of outstanding options at December 29, 2012 was approximately 3.0 years. As of December 29, 2012, there was $1.5 million unrecognized stock-based compensation expense related to stock options expected to be recognized.

LTIP

The following table summarizes 2010 LTIP and 2012 LTIP award activity for the Company:

Units in thousands	2010 LTIP	2012 LTIP
Outstanding at December 31, 2011	43	—
Granted	—	66
Forfeited/Expired	—	—
Settled/Paid	(43)	—
Cancelled	—	—

Outstanding at December 29, 2012	—	66

Vested or expected to vest at December 29, 2012	—	27

As of December 29, 2012, there was $0.9 million of unrecognized stock-based compensation expense related to the 2012 LTIP to be recognized.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16.	Business Segments

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

Scholastic

The Scholastic segment provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, our focus is on the school channel, and we primarily serve U.S. high schools, colleges and universities, marketing and selling products to students and administrators. Jostens relies primarily on a network of independent sales representatives to sell its scholastic products. Jostens provides customer service in the marketing and sale of class rings and related jewelry products and certain other graduation products. Jostens also provides ongoing warranty service on its class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets. Since the acquisition of Neff, a single source provider of custom award programs and apparel, in March 2007 and the Company’s subsequent acquisitions in 2009 and 2010 in the varsity jacket business, we also market, manufacture and sell an array of additional scholastic products, including chenille letters, varsity jackets, mascot mats, plaques and sports apparel in schools and through a dealer network.

Memory Book

Jostens provides services in conjunction with the publication, marketing, sale and production of memory books, and related products that help people tell their stories and chronicle important events. Jostens’ strong brand recognition is deeply rooted in its school-by-school relationships and in its consistent ability to deliver high quality products and services and innovate to meet market demands. Jostens primarily services U.S. high schools, colleges, universities, elementary schools and middle schools. Jostens generates the majority of its revenues from high school accounts. Jostens’ independent sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of online layout and editorial tools to assist the schools in the publication of the yearbook. With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis. Jostens also offers online memory book products and related services, enabling the consumer to create personal, hard or soft-cover memory books to chronicle important events.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Marketing and Publishing Services

The Marketing and Publishing Services segment includes operations in sampling, direct marketing and publishing services. The sampling operations provide services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems and packaging, primarily for the fragrance, cosmetic and personal care segments. With over a 100-year history, Arcade pioneered the leading ScentStrip® product in 1980. Since then, we have developed an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various conventional and online marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. Since the acquisition of Color Optics, a specialty packaging provider, in April 2011, the Company also markets, manufactures and sells highly decorated packaging solutions to the cosmetic and consumer products industries. The direct marketing operations specialize in high-quality, in-line printed products and can accommodate large marketing projects with a wide range of dimensional printed products and in-line finishing production, data processing and mailing services. The products range from conventional direct marketing pieces to integrated offerings with data collection and tracking features. The personalized imaging capabilities can offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts. The publishing services business produces book components, including book covers and jackets, and employs specialized techniques to create highly decorated covers.

The following table presents information of the Company by business segment:

In thousands	2012	2011	2010
Net sales
Scholastic	$445,790	$474,667	$469,730
Memory Book	346,070	362,380	375,866
Marketing and Publishing Services	364,297	380,774	395,310
Inter-segment eliminations	(815)	(29)	(19)

	$1,155,342	$1,217,792	$1,240,887

Operating income (loss)
Scholastic	$25,260	$34,948	$25,635
Memory Book	92,284	103,137	116,549
Marketing and Publishing Services	(12,344)	13,792	55,637

	$105,200	$151,877	$197,821

Interest, net
Scholastic	$62,110	$64,071	$34,812
Memory Book	47,861	49,365	27,657
Marketing and Publishing Services	48,953	50,700	28,824

	$158,924	$164,136	$91,293

Depreciation and Amortization
Scholastic	$33,023	$32,627	$31,879
Memory Book	38,408	39,424	39,164
Marketing and Publishing Services	33,102	34,032	33,537

	$104,533	$106,083	$104,580

Capital expenditures
Scholastic	$17,025	$12,440	$9,831
Memory Book	16,949	29,949	22,295
Marketing and Publishing Services	18,158	13,136	18,097

	$52,132	$55,525	$50,223

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	2012	2011	2010
Goodwill
Scholastic	$301,027	$309,878	$309,927
Memory Book	391,178	391,178	391,614
Marketing and Publishing Services	226,741	282,058	306,958

	$918,946	$983,114	$1,008,499

Intangible assets
Scholastic	$158,539	$145,941	$163,355
Memory Book	120,977	168,984	186,706
Marketing and Publishing Services	121,807	133,469	153,748

	$401,323	$448,394	$503,809

Total assets
Scholastic	$664,308	$668,179	$683,727
Memory Book	697,683	749,932	762,240
Marketing and Publishing Services	564,415	626,383	698,008

	$1,926,406	$2,044,494	$2,143,975

Net sales are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates. No single customer accounted for more than 10% of revenue in any of 2012, 2011 and 2010.

The following table presents net sales by class of similar products and certain geographic information for the Company:

In thousands	2012	2011	2010
Net sales by classes of similar products
Memory book and yearbook products and services	$345,281	$362,380	$375,866
Graduation and affinity products	253,341	261,849	261,383
Class ring and jewelry products	192,449	212,818	208,347
Sampling products and services	192,195	174,831	146,757
Book components	94,788	108,784	132,109
Direct marketing products and services	77,288	97,130	116,425

	$1,155,342	$1,217,792	$1,240,887

Net sales by geographic area
United States	$1,055,217	$1,116,602	$1,164,100
Canada	30,830	38,436	33,777
France	21,663	30,925	18,715
Other	47,632	31,829	24,295

	$1,155,342	$1,217,792	$1,240,887

Net property, plant and equipment and intangible assets by geographic area
United States	$1,514,461	$1,634,369	$1,719,293
Other, primarily Canada	9,473	7,189	7,466

	$1,523,934	$1,641,558	$1,726,759

17.	Common Stock

Holdco’s common stock, $0.01 par value per share, consists of Class A and Class C common stock. Holdco’s charter also authorizes the issuance of non-voting Class B common stock, but currently no such shares

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $3.7 million for the year ended December 29, 2012, $3.6 million for the year ended December 31, 2011 and $3.5 million for the year ended January 1, 2011. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, Holdco entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco’s common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of its businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred approximately $0.2 million, $1.5 million and $0.4 million in fiscal years 2012, 2011 and 2010, respectively, for services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

Certain of the lenders under the Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In December 2012 we repurchased for retirement in privately negotiated transactions $13.3 million in aggregate principal amount of Senior Notes. An affiliate of KKR served in an agency capacity for the broker executing the repurchases on our behalf, for which the affiliate received customary compensation.

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

The Company is party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which the Company avails itself of the terms and conditions of the CoreTrust purchasing organization for certain purchases, including its prescription drug benefit program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including Visant, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by the Company and other parties, and CoreTrust shares a portion of such fees with the KKR affiliate.

The Company has participated in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of Visant’s and Holdco’s board of directors, is a director of First Data. Based on the applicable guidance, the Company recorded its portion of the profits from such “collaborative arrangement” as revenue. The Company is not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data was the “principal participant” in the “collaborative arrangement”. For the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, the amount of revenue that the Company recognized through this arrangement was not material to its financial statements. The collaborative arrangement was terminated during the quarter ended September 29, 2012.

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

19. Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Credit Facilities and the Senior Notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Included in the presentation of “Equity (earnings) loss in subsidiary, net of tax” is the elimination of intercompany interest expense incurred by the guarantors in the amount of $135.5 million, $138.0 million and $52.5 million in fiscal year 2012, 2011, and 2010, respectively.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,087,262	$93,151	$(25,071)	$1,155,342
Cost of products sold	—	513,861	60,643	(25,014)	549,490

Gross profit	—	573,401	32,508	(57)	605,852
Selling and administrative expenses	(630)	404,155	22,851	—	426,376
(Gain) loss on sale of assets	—	(1,683)	54	—	(1,629)
Special charges	30	75,840	35	—	75,905

Operating income	600	95,089	9,568	(57)	105,200
Gain on redemption of debt	(947)	—	—	—	(947)

Income before interest and taxes	1,547	95,089	9,568	(57)	106,147
Net interest expense	156,648	137,639	143	(135,506)	158,924

(Loss) income before income taxes	(155,101)	(42,550)	9,425	135,449	(52,777)
(Benefit from) provision for income taxes	(8,305)	10,702	3,445	(19)	5,823

(Loss) income from operations	(146,796)	(53,252)	5,980	135,468	(58,600)
Equity (earnings) in subsidiary, net of tax	(88,196)	(5,980)	—	94,176	—

Net (loss) income	$(58,600)	$(47,272)	$5,980	$41,292	$(58,600)

Other comprehensive (loss) income, net of tax:
Deferred loss on derivatives	(1,960)	—	—	—	(1,960)
Change in cumulative translation adjustment	(167)	—	(167)	167	(167)
Minimum pension liability	(23,269)	(23,269)	—	23,269	(23,269)

Comprehensive (loss) income	$(83,996)	$(70,541)	$5,813	$64,728	$(83,996)

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,154,477	$86,383	$(23,068)	$1,217,792
Cost of products sold	—	538,404	57,221	(23,014)	572,611

Gross profit	—	616,073	29,162	(54)	645,181
Selling and administrative expenses	2,943	427,731	19,127	—	449,801
Gain on sale of assets	—	(910)	—	—	(910)
Special charges	320	44,064	29	—	44,413

Operating (loss) income	(3,263)	145,188	10,006	(54)	151,877
Net interest expense	161,931	140,055	142	(137,992)	164,136

(Loss) income before income taxes	(165,194)	5,133	9,864	137,938	(12,259)
(Benefit from) provision for income taxes	(8,966)	9,906	1,709	(24)	2,625

(Loss) income from operations	(156,228)	(4,773)	8,155	137,962	(14,884)
Equity (earnings) in subsidiary, net of tax	(141,344)	(8,155)	—	149,499	—

Net (loss) income	$(14,884)	$3,382	$8,155	$(11,537)	$(14,884)

Other comprehensive (loss) income, net of tax:
Deferred loss on derivatives	(3,427)	—	—	—	(3,427)
Change in cumulative translation adjustment	(1,137)	—	(1,137)	1,137	(1,137)
Minimum pension liability	(29,001)	(29,001)	—	29,001	(29,001)

Comprehensive (loss) income	$(48,449)	$(25,619)	$7,018	$18,601	$(48,449)

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME

2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,193,546	$60,200	$(12,859)	$1,240,887
Cost of products sold	—	553,225	36,299	(12,674)	576,850

Gross profit	—	640,321	23,901	(185)	664,037
Selling and administrative expenses	4,751	439,652	16,824	—	461,227
Loss on sale of assets	—	269	—	—	269
Special charges	—	4,298	422	—	4,720

Operating (loss) income	(4,751)	196,102	6,655	(185)	197,821
Loss on repurchase and redemption of debt	9,693	—	—	—	9,693

(Loss) income before interest and taxes	(14,444)	196,102	6,655	(185)	188,128
Net interest expense	88,853	54,919	36	(52,515)	91,293

(Loss) income before income taxes	(103,297)	141,183	6,619	52,330	96,835
(Benefit from) provision for income taxes	(18,896)	59,035	601	(72)	40,668

(Loss) income from operations	(84,401)	82,148	6,018	52,402	56,167
Equity (earnings) in subsidiary, net of tax	(140,568)	(6,018)	—	146,586	—

Net income	$56,167	$88,166	$6,018	$(94,184)	$56,167

Other comprehensive income, net of tax:
Change in cumulative translation adjustment	(227)	—	(227)	227	(227)
Minimum pension liability	(2,222)	(2,222)	—	2,222	(2,222)

Comprehensive income	$53,718	$85,944	$5,791	$(91,735)	$53,718

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$48,590	$3,286	$8,320	$—	$60,196
Accounts receivable, net	1,474	91,690	11,621	—	104,785
Inventories	—	106,704	5,057	(418)	111,343
Salespersons overdrafts, net	—	22,912	1,232	—	24,144
Prepaid expenses and other current assets	1,777	14,861	1,314	—	17,952
Income tax receivable	2,928	—	—	—	2,928
Intercompany receivable	379	6,100	395	(6,874)	—
Deferred income taxes	10,582	14,548	54	—	25,184

Total current assets	65,730	260,101	27,993	(7,292)	346,532
Property, plant and equipment, net	55	200,500	3,110	—	203,665
Goodwill	—	894,787	24,159	—	918,946
Intangibles, net	—	390,391	10,932	—	401,323
Deferred financing costs, net	42,740	—	—	—	42,740
Deferred income taxes	—	—	2,472	—	2,472
Intercompany receivable	527,924	—	58,662	(586,586)	—
Other assets	844	9,617	267	—	10,728
Investment in subsidiaries	742,380	103,083	—	(845,463)	—

	$1,379,673	$1,858,479	$127,595	$(1,439,341)	$1,926,406

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,710	$44,428	$4,963	$2	$55,103
Accrued employee compensation	6,952	20,883	3,676	—	31,511
Customer deposits	—	167,328	7,817	—	175,145
Commissions payable	—	11,649	696	—	12,345
Income taxes payable	51,917	(2,949)	515	(162)	49,321
Interest payable	34,403	111	—	—	34,514
Current portion of long-term debt and capital leases	10,668	4,556	12	—	15,236
Intercompany payable	1,982	(522)	5,415	(6,875)	—
Other accrued liabilities	3,539	21,357	1,256	—	26,152

Total current liabilities	115,171	266,841	24,350	(7,035)	399,327
Long-term debt and capital leases, less current maturities	1,862,908	6,305	2	—	1,869,215
Intercompany payable	—	586,843	—	(586,843)	—
Deferred income taxes	1,685	132,871	147	—	134,703
Pension liabilities, net	23,829	105,798	—	—	129,627
Other noncurrent liabilities	17,417	17,441	13	—	34,871

Total liabilities	2,021,010	1,116,099	24,512	(593,878)	2,567,743
Mezzanine equity	1,216	—	—	—	1,216
Stockholder’s (deficit) equity	(642,553)	742,380	103,083	(845,463)	(642,553)

	$1,379,673	$1,858,479	$127,595	$(1,439,341)	$1,926,406

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(58,600)	$(47,272)	$5,980	$41,292	$(58,600)
Other cash provided by operating activities	56,320	153,545	1,768	(41,292)	170,341

Net cash (used in) provided by operating activities	(2,280)	106,273	7,748	—	111,741
Purchases of property, plant and equipment	—	(49,781)	(2,351)	—	(52,132)
Additions to intangibles	—	(2,077)	(1,171)	—	(3,248)
Proceeds from sale of property and equipment	—	4,727	—	—	4,727
Other investing activities, net	—	(2,099)	2,100	—	1

Net cash used in investing activities	—	(49,230)	(1,422)	—	(50,652)
Short-term borrowings	107,000	—	—	—	107,000
Short-term repayments	(107,000)	—	—	—	(107,000)
Repayments of long-term debt and capital leases	(34,175)	(4,508)	(17)	—	(38,700)
Proceeds from issuance of long-term debt	—	2,094	—	—	2,094
Intercompany payable (receivable)	54,907	(54,907)	—	—	—
Dividends	—	1,230	(1,230)	—	—

Net cash provided by (used in) financing activities	20,732	(56,091)	(1,247)	—	(36,606)
Effect of exchange rate changes on cash and cash equivalents	—	—	(301)	—	(301)

Increase in cash and cash equivalents	18,452	952	4,778	—	24,182
Cash and cash equivalents, beginning of period	30,138	2,334	3,542	—	36,014

Cash and cash equivalents, end of period	$48,590	$3,286	$8,320	$—	$60,196

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$56,167	$88,166	$6,018	$(94,184)	$56,167
Other cash (used in) provided by operating activities	(17,216)	81,238	(9,638)	94,184	148,568

Net cash provided by (used in) operating activities	38,951	169,404	(3,620)	—	204,735
Purchases of property, plant and equipment	—	(50,108)	(115)	—	(50,223)
Additions to intangibles	—	(1,039)	—	—	(1,039)
Proceeds from sale of property and equipment	—	751	—	—	751
Acquisition of businesses, net of cash acquired	—	(9,896)	—	—	(9,896)
Other investing activities, net	—	9	—	—	9

Net cash used in investing activities	—	(60,283)	(115)	—	(60,398)
Short-term borrowings	329,400	—	—	—	329,400
Short-term repayments	(329,400)	—	—	—	(329,400)
Repayment of long-term debt and capital leases	(820,721)	(2,916)	(561)	—	(824,198)
Proceeds from issuance of long-term debt	1,975,000	8,234	—	—	1,983,234
Intercompany payable (receivable)	111,217	(111,217)	—	—	—
Distribution to shareholder	(1,303,731)	—	—	—	(1,303,731)
Debt financing costs and related expenses	(52,262)	—	—	—	(52,262)
Other financing activities	—	1,051	(1,051)	—	—

Net cash used in financing activities	(90,497)	(104,848)	(1,612)	—	(196,957)
Effect of exchange rate changes on cash and cash equivalents	—	—	(276)	—	(276)

(Decrease) increase in cash and cash equivalents	(51,546)	4,273	(5,623)	—	(52,896)
Cash and cash equivalents, beginning of period	98,340	3,825	10,928	—	113,093

Cash and cash equivalents, end of period	$46,794	$8,098	$5,305	$—	$60,197

FINANCIAL STATEMENT SCHEDULE

Schedule II- Valuation and Qualifying Accounts

Visant Corporation and subsidiaries

	Allowance for uncollectible accounts (1)	Allowance for sales returns (2)	Salesperson overdraft reserve (1)
Balance, January 2, 2010	$5,085	$7,511	$8,737

Charged to expense	2,733	23,009	3,470
Deductions	2,747	23,404	740

Balance, January 1, 2011	$5,071	$7,116	$11,467

Charged to expense	2,416	21,426	2,933
Deductions	2,161	21,508	1,485

Balance, December 31, 2011	$5,326	$7,034	$12,915

Charged to expense	2,253	19,329	2,135
Deductions	2,647	20,305	5,047

Balance, December 29, 2012	$4,932	$6,058	$10,003

(1)	Deductions represent uncollectible accounts written off, net of recoveries
(2)	Deductions represent returns processed against reserve