Form 10-Q
period 2013-03-30
VISANT CORP
filed 2013-05-14
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

As of May 5, 2013, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended
In thousands	March 30, 2013	March 31, 2012
Net sales	$244,936	$258,803
Cost of products sold	120,892	126,619

Gross profit	124,044	132,184
Selling and administrative expenses	110,097	110,938
Loss (gain) on disposal of fixed assets	23	(1,838)
Special charges	857	1,490

Operating income	13,067	21,594
Interest expense, net	39,380	39,476

Loss before income taxes	(26,313)	(17,882)
Benefit from income taxes	(11,378)	(7,745)

Net loss	$(14,935)	$(10,137)

Comprehensive loss	$(14,258)	$(9,572)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	March 30, 2013	December 29, 2012
ASSETS
Cash and cash equivalents	$78,350	$60,196
Accounts receivable, net	110,666	104,785
Inventories	134,517	111,343
Salespersons overdrafts, net of allowance of $10,076 and $10,003, respectively	24,302	24,144
Prepaid expenses and other current assets	23,028	17,952
Income tax receivable	2,928	2,928
Deferred income taxes	33,411	25,184

Total current assets	407,202	346,532

Property, plant and equipment	533,501	526,143
Less accumulated depreciation	(334,297)	(322,478)

Property, plant and equipment, net	199,204	203,665
Goodwill	918,897	918,946
Intangibles, net	388,162	401,323
Deferred financing costs, net	40,184	42,740
Deferred income taxes	2,425	2,472
Other assets	11,936	10,728

Total assets	$1,968,010	$1,926,406

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$50,902	$55,103
Accrued employee compensation and related taxes	29,072	31,511
Commissions payable	19,274	12,345
Customer deposits	223,962	175,145
Income taxes payable	49,116	49,321
Current portion of long-term debt and capital leases	4,718	15,236
Interest payable	52,257	34,514
Other accrued liabilities	28,150	26,152

Total current liabilities	457,451	399,327

Long-term debt and capital leases - less current maturities	1,868,135	1,869,215
Deferred income taxes	130,878	134,703
Pension liabilities, net	127,768	129,627
Other noncurrent liabilities	39,472	34,871

Total liabilities	2,623,704	2,567,743

Mezzanine equity	1,117	1,216

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at March 30, 2013 and December 29, 2012	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at March 30, 2013 and December 29, 2012	—	—
Additional paid-in-capital	103	103
Accumulated deficit	(569,034)	(554,099)
Accumulated other comprehensive loss	(87,880)	(88,557)

Total stockholder’s deficit	(656,811)	(642,553)

Total liabilities, mezzanine equity and stockholder’s deficit	$1,968,010	$1,926,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	March 30, 2013	March 31, 2012

Net loss	$(14,935)	$(10,137)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	12,849	12,138
Amortization of intangible assets	13,222	13,759
Amortization of debt discount, premium and deferred financing costs	3,570	3,034
Other amortization	84	101
Deferred income taxes	(12,752)	(9,214)
Loss (gain) on disposal of fixed assets	23	(1,838)
Stock-based compensation	(99)	107
Loss on asset impairments	—	238
Changes in assets and liabilities:
Accounts receivable	(5,241)	(13,486)
Inventories	(23,292)	(23,805)
Salespersons overdrafts	(188)	1,990
Prepaid expenses and other current assets	(5,280)	(6,604)
Accounts payable and accrued expenses	(5,806)	17
Customer deposits	48,981	51,611
Commissions payable	6,945	6,707
Income taxes payable/receivable	(211)	(244)
Interest payable	17,742	19,638
Other operating activities, net	4,674	(6,893)

Net cash provided by operating activities	40,286	37,119

Purchases of property, plant and equipment	(9,393)	(17,836)
Proceeds from sale of property and equipment	7	3,571
Additions to intangibles	(81)	(976)

Net cash used in investing activities	(9,467)	(15,241)

Short-term borrowings	—	9,500
Short-term repayments	—	(9,500)
Repayment of long-term debt and capital lease obligations	(13,231)	(1,166)
Proceeds from issuance of long-term debt and capital leases	644	2,094

Net cash (used in) provided by financing activities	(12,587)	928

Effect of exchange rate changes on cash and cash equivalents	(78)	(3)

Increase in cash and cash equivalents	18,154	22,803
Cash and cash equivalents, beginning of period	60,196	36,014

Cash and cash equivalents, end of period	$78,350	$58,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

As of March 30, 2013, affiliates of KKR and DLJMBP III (collectively, the “Sponsors”) held approximately 49.2% and 41.1%, respectively, of Visant Holding Corp.’s (“Holdco”) voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of March 30, 2013, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Visant and its subsidiaries are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Visant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the total net warranty costs on rings was $1.0 million and $1.4 million for each of the three-month periods ended March 30, 2013 and March 31, 2012, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the Condensed Consolidated Balance Sheets were approximately $0.6 million as of each of March 30, 2013 and December 29, 2012.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $2.3 million and $2.0 million for the quarters ended March 30, 2013 and March 31, 2012, respectively.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in earnings or other comprehensive income (loss), based on whether the instrument qualifies for and is designated as part of a hedging relationship. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion, if any, of a derivative’s change in fair value is recognized in earnings in the current period. Refer to Note 10, Derivative Financial Instruments and Hedging Activities, for further details.

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. Visant recognized total stock-based compensation expense of $(0.1) million and $0.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively. Stock-based compensation is included in selling and administrative expenses. Refer to Note 14, Stock-Based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the Condensed Consolidated Balance Sheets as of March 30, 2013 and December 29, 2012, respectively.

Recently Adopted Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02 (“ASU 2012-02”) which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset, other than goodwill, for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On January 31, 2013, the FASB issued Accounting Standards Update 2013-01 (“ASU 2013-01”), which clarifies the scope of the offsetting disclosure requirements. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with Accounting Standards Codification 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02 (“ASU 2013-02”) which amends existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 became effective for interim and annual periods beginning on or after December 15, 2012, to be applied on a prospective basis. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”) which requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for interim and annual periods, beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the impact and disclosure under this guidance but does not expect this standard to have a material impact, if any, on its financial statements.

On March 4, 2013, the FASB issued Accounting Standards Update 2013-05 (“ASU 2013-05”), which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been (1) the sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (2) a loss of controlling financial interest in an investment in a foreign entity or (3) a step acquisition for a foreign entity. ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company is currently evaluating the impact and disclosure under this guidance but does not expect this standard to have a material impact, if any, on its financial statements.

3.	Restructuring Activity and Other Special Charges

For the three months ended March 30, 2013, the Company recorded $0.4 million, $0.3 million and $0.2 million of restructuring costs in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were 11, seven and three in the Marketing and Publishing Services, Scholastic and Memory Book segments.

For the three months ended March 31, 2012, the Company recorded $1.3 million of restructuring costs and $0.2 million of other special charges. Restructuring costs consisted of $1.3 million of severance and related benefits associated with reductions in force in the Marketing and Publishing Services segment. Other special charges consisted of $0.2 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 57 in the Marketing and Publishing Services segment.

Restructuring accruals of $2.0 million and $2.9 million as of March 30, 2013 and December 29, 2012, respectively, are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. These accruals included amounts provided for severance and related benefits related to headcount reductions in each segment.

On a cumulative basis through March 30, 2013, the Company incurred $18.5 million of employee severance and related benefit costs related to the 2013, 2012 and 2011 initiatives, which affected an aggregate of 923 employees. The Company had paid $16.5 million in cash related to these initiatives as of March 30, 2013.

Changes in the restructuring accruals during the first three months of fiscal 2013 were as follows:

In thousands	2013 Initiatives	2012 Initiatives	2011 Initiatives	Total
Balance at December 29, 2012	$—	$2,918	$13	$2,931
Restructuring charges	661	191	5	857
Severance and related benefits paid	(54)	(1,690)	(18)	(1,762)

Balance at March 30, 2013	$607	$1,419	$—	$2,026

The majority of the remaining severance and related benefits associated with all initiatives are expected to be paid by the end of fiscal 2014.

4.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (“AOCL”) by component, net of tax, for the three months ended March 30, 2013 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of December 29, 2012	$(5,387)	$3,374	$(86,544)	$(88,557)
Change in fair value of derivatives, net of tax	(407)	—	—	(407)
Change in cumulative translation adjustment	—	(431)	—	(431)
Change in pension and other postretirement benefit plans, net of tax	—	—	634	634
Amounts reclassified from AOCL	881	—	—	881

Balance as of March 30, 2013	$(4,913)	$2,943	$(85,910)	$(87,880)

5.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	March 30, 2013	December 29, 2012
Trade receivables	$125,402	$115,775
Allowance for doubtful accounts	(5,404)	(4,932)
Allowance for sales returns	(9,332)	(6,058)

Accounts receivable, net	$110,666	$104,785

6.	Inventories

Inventories were comprised of the following:

In thousands	March 30, 2013	December 29, 2012
Raw materials and supplies	$41,583	$37,920
Work-in-process	56,192	43,662
Finished goods	36,742	29,761

Inventories	$134,517	$111,343

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at March 30, 2013 and December 29, 2012 was $24.2 million and $32.8 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.3 million for each of the three-month periods ended March 30, 2013 and March 31, 2012, respectively. The obligations under the consignment agreement are guaranteed by Visant.

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

The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis except as noted in Note 10, Derivative Financial Instruments and Hedging Activities.

In addition to such financial assets and liabilities that are recorded at fair value on a recurring basis, the Company used Level 2 inputs to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of each of March 30, 2013 and December 29, 2012.

As of March 30, 2013, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”), with aggregate principal amount outstanding of $736.7 million, approximated $675.9 million at such date. As of March 30, 2013, the fair value of the term loan B facility maturing in 2016 (the “Term Loan Credit Facility”), with aggregate principal outstanding amount of $1,140.4 million, approximated $1,108.8 million at such date.

As of December 29, 2012, the fair value of Visant’s 10.00% senior notes due 2017, with aggregate principal amount outstanding of $736.7 million, approximated $682.9 million at such date. As of December 29, 2012, the fair value of the Term Loan Credit Facility, with aggregate principal amount outstanding of $1,152.4 million, approximated $1,047.1 million at such date.

Each of the Senior Notes and the Term Loan Credit Facility are classified within Level 2 of the valuation hierarchy as of each of March 30, 2013 and December 29, 2012.

8.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at December 29, 2012	$301,027	$391,178	$226,741	$918,946
Goodwill additions during the period	—	—	—	—
Reduction in goodwill	—	—	—	—
Currency translation	(49)	—	—	(49)

Balance at March 30, 2013	$300,978	$391,178	$226,741	$918,897

Information regarding other intangible assets is as follows:

		March 30, 2013			December 29, 2012
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(319,253)	$10,747	$330,000	$(311,034)	$18,966
Internally developed software	2 to 5 years	8,600	(8,600)	—	8,600	(8,600)	—
Patented/unpatented technology	3 years	14,848	(12,281)	2,567	14,767	(12,102)	2,665
Customer relationships	4 to 40 years	159,687	(63,574)	96,113	159,969	(61,167)	98,802
Trademarks (definite lived)	20 years	477	(67)	410	489	(65)	424
Restrictive covenants	3 to 10 years	42,189	(25,344)	16,845	53,189	(34,203)	18,986

		555,801	(429,119)	126,682	567,014	(427,171)	139,843
Trademarks	Indefinite	261,480	—	261,480	261,480	—	261,480

		$817,281	$(429,119)	$388,162	$828,494	$(427,171)	$401,323

Amortization expense related to other intangible assets was $13.3 million and $13.8 million for the three months ended March 30, 2013 and March 31, 2012, respectively. During the first fiscal quarter of 2013, approximately $11.0 million of fully amortized restrictive covenants were written off.

Based on intangible assets in service as of March 30, 2013, estimated amortization expense for the remainder of fiscal 2013 and each of the five succeeding fiscal years is $23.4 million for 2013, $15.9 million for 2014, $14.6 million for 2015, $12.5 million for 2016, $9.0 million for 2017 and $8.2 million for 2018.

9.	Debt

Debt obligations as of March 30, 2013 and December 29, 2012 consisted of the following:

In thousands	March 30, 2013	December 29, 2012
Senior secured term loan facilities, net of original issue discount of $14.5 million:
Term Loan B, variable rate, 5.25% at March 30, 2013 with quarterly interest payments, principal due and payable at maturity - December 2016	$1,125,923	$1,136,905
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $36.8 million in April and October, principal due and payable at maturity - October 2017	736,670	736,670

	1,862,593	1,873,575
Equipment financing arrangements	5,555	6,093
Capital lease obligations	4,705	4,783

Total debt	$1,872,853	$1,884,451

Senior Secured Credit Facilities

In connection with the refinancing consummated by Visant on September 22, 2010 (the “Refinancing”), Visant entered into senior secured credit facilities among Visant, as borrower, Jostens Canada Ltd. (“Jostens Canada”), as Canadian borrower, Visant Secondary Holdings Corp. (“Visant Secondary”), as guarantor, the lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse AG, Toronto Branch, as Canadian administrative agent, for the Term Loan Credit Facility and a revolving credit facility expiring in 2015 consisting of a $165.0 million U.S. revolving credit facility available to Visant and its subsidiaries and a $10.0 million Canadian revolving credit facility available to Jostens Canada (the “Revolving Credit Facility” and together with the Term Loan Credit Facility, the “Credit Facilities”). The borrowing capacity under the Revolving Credit Facility can also be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility). On March 1, 2011, Visant announced the completion of the repricing of the Term Loan Credit Facility (the “Repricing”). The amended Term Loan Credit Facility provides for an interest rate for each term loan based upon LIBOR or an alternative base rate (“ABR”) plus a spread of 4.00% or 3.00%, respectively, with a 1.25% LIBOR floor. In connection with the amendment, Visant was required to pay a prepayment premium of 1.00% of the outstanding principal amount of the Term Loan Credit Facility along with certain other fees and expenses. The Credit Facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan Credit Facility in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the Term Loan Credit Facility. Amounts borrowed under the Term Loan Credit Facility that are repaid or prepaid may not be reborrowed. On March 8, 2013, Visant made an aggregate payment of $12.0 million on the outstanding Term Loan Credit Facility, inclusive of a voluntary pre-payment of $1.3 million and a payment of $10.7 million under the excess cash flow provisions of the Term Loan Credit Facility.

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

As of March 30, 2013, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.00%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of March 30, 2013, there was $11.5 million outstanding in the form of letters of credit, leaving $163.5 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

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

10.	Derivative Financial Instruments and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its management of interest rate risk. During the three months ended March 30, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 30, 2013, the Company had three outstanding interest rate derivatives with an outstanding aggregate notional amount of $550.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of March 30, 2013, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $3.3 million will be reclassified as an increase to interest expense through the first fiscal quarter of 2014.

The fair value of outstanding derivative instruments as of March 30, 2013 and December 29, 2012 was as follows:

Classification in the Consolidated Balance Sheets

In thousands		March 30, 2013	December 29, 2012

Liability Derivatives:

Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$3,324	$3,399
Interest rate swaps	Other noncurrent liabilities	4,522	5,205

Total		$7,846	$8,604

The following table summarizes the activity of derivative instruments that qualify for hedge accounting as of December 29, 2012 and March 30, 2013, and the impact of such derivative instruments on accumulated other comprehensive loss for the three months ended March 30, 2013:

In thousands	December 29, 2012	Amount of loss recognized in Accumulated Other Comprehensive Loss on derivatives (effective portion)	Amount of loss reclassified from Accumulated Other Comprehensive Loss to interest expense (effective portion)	March 30, 2013
Interest rate swaps designated as cash flow hedges	$(8,604)	$(123)	$881	$(7,846)

The following table provides the location in the Company’s financial statements of the recognized gain or loss related to such derivative instruments:

	Three months ended
In thousands	March 30, 2013	March 31, 2012
Interest rate swaps designated as cash flow hedges recognized in interest expense	$881	$940

Based on an evaluation of the inputs used, the Company has categorized its derivative instruments to be within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the derivative instruments at the end of the applicable reporting period.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of March 30, 2013 and March 31, 2012, the Company did not have any derivatives outstanding that were not designated as hedges.

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of March 30, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.2 million. As of March 30, 2013, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 30, 2013, it could have been required to settle its obligations under the agreements at their termination value of $9.2 million.

11.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $16.9 million outstanding as of March 30, 2013 with delivery dates occurring through 2014. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of March 30, 2013, the fair market value of open precious metal forward contracts was $16.0 million based on quoted future prices for each contract.

12.	Income Taxes

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

The Company recorded an income tax benefit for the three months ended March 30, 2013 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rate for 2013 is 42.8% before taking into account the impact of $0.1 million of accruals considered a current period tax benefit. The combined effect of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective rate of tax benefit of 43.2% for the three-month period ended March 30, 2013.

For the comparable three-month period ended March 31, 2012, the effective income tax rate was 43.3%. The slight decrease in the rate of tax benefit for the first quarter of 2013 compared to the first quarter of 2012 was due to the offsetting effect of the favorable domestic manufacturing deduction, present in 2013 but not in 2012, and current period tax adjustments considered a tax expense in 2012 but a tax benefit in 2013. The current period tax benefit for the quarter ended March 30, 2013 included a tax benefit of $0.2 million for research and development tax credits from 2012 as a result of tax legislation enacted during January 2013.

The Company anticipates that the net operating losses from 2010 and 2011 that were not utilized during 2012 will be fully utilized in 2013. Accordingly, the Company’s estimated consolidated effective tax rate for fiscal 2013 reflects a benefit for the domestic manufacturing deduction, though this benefit is limited as a result of reduced taxable income resulting from the net operating loss carryforward deductions. The effect of foreign earnings repatriations continues to unfavorably impact the Company’s effective tax rate.

For the three-month period ended March 30, 2013, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.2 million. At March 30, 2013, the Company’s unrecognized tax benefit liability totaled $11.6 million, including interest and penalty accruals totaling $3.1 million. At December 29, 2012, the Company’s unrecognized tax benefit liability totaled $11.4 million, including interest and penalty accruals totaling $3.0 million. Substantially all of the liability was included in noncurrent liabilities for both periods.

Holdco’s income tax filings for 2005 to 2011 are subject to examination in the U.S federal tax jurisdiction. In connection with an examination of Holdco’s income tax filings for 2005 and 2006, the Internal Revenue Service proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in certain state jurisdictions for the 2005 to 2011 periods, none of which was individually material. The Company’s French income tax filings for 2010 and 2011 are presently under examination by the French tax authorities. The Canada Revenue Agency examination of the Company’s Canadian income tax filings for 2007 and 2008 was concluded in 2011 without adjustment. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.4 million.

President Obama’s administration has proposed significant changes to U.S. tax laws for U.S. corporations doing business outside the United States, including a proposal to defer certain tax deductions allocable to non-U.S. earnings until those earnings are repatriated. As discussion continues over comprehensive U.S. tax reform, it is not presently possible to predict the effect on the Company of tax legislation not yet enacted.

13.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit expense (income) for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$280	$1,146	$1	$—
Interest cost	4,103	4,493	10	16
Expected return on plan assets	(5,489)	(6,009)	—	—
Amortization of prior service cost	—	(211)	(69)	(69)
Amortization of net actuarial loss	1,107	1,529	13	7

Net periodic benefit expense (income)	$1	$948	$(45)	$(46)

As of December 29, 2012, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2013 due to the funded status and credit balances of the qualified plans, and this expectation for 2013 had not changed as of March 30, 2013. For the three months ended March 30, 2013, the Company did not make any contributions to its qualified pension plans or its non-qualified postretirement welfare plans and contributed $0.7 million to its non-qualified pension plans. The non-qualified pension payments made were consistent with the amount anticipated as of December 29, 2012.

14.	Stock-Based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of

Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of March 30, 2013, there were 290,653 shares in total available for grant under the 2003 Plan. The maximum grant to any one person must not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

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

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock (“Class A Common Stock”). As of March 30, 2013, there were 153,533 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate, if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. Options granted under the 2004 Plan will begin expiring in late 2014. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of March 30, 2013, there were 258,157 options vested under the 2004 Plan and no options unvested and subject to future vesting.

Jostens 2012 LTIP

Certain key Jostens employees participate in the Jostens 2012 LTIP, a long-term phantom share incentive program with certain of Jostens’ key employees (the “2012 LTIP”). The program provides for the grant of phantom shares to the participating employee, which are subject to vesting and other terms and conditions and restrictions of the share award, including meeting certain performance metrics and continued employment. The grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the executive has vested, following the end of fiscal year 2014 (which occurs on January 3, 2015). In the case of a limited number of certain senior executives of Jostens, absent a change of control prior to January 3, 2015, payment with respect to a portion of the lump sum payment in respect of the performance award in which the executive vests as of the end of fiscal year 2014 will not be due until the earlier of a change in control or early 2016 (and not later than March 15, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 3, 2015, as described therein. Shares not vested, including if the respective performance target is not achieved, are forfeited without payment. The awards are also subject to certain covenants by the employee as to confidentiality, non-competition and non-solicitation to which the employee is bound during his or her employment and for two years following a separation of service.

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

For the three months ended March 30, 2013 and March 31, 2012, Visant recognized total stock-based compensation expense of $(0.1) million and $0.1 million, respectively, which was included in selling and administrative expenses.

For the three-month periods ended March 30, 2013 and March 31, 2012, there were no issuances of restricted shares or stock options.

As of March 30, 2013, $0.2 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of less than one year.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 29, 2012	317	$49.28
Exercised	(8)	$36.89
Granted	—	$—
Forfeited/expired	(44)	$99.05
Cancelled	—	$—

Outstanding at March 30, 2013	265	$41.54

Vested or expected to vest at March 30, 2013	265	$41.54

Exercisable at March 30, 2013	265	$41.54

The weighted-average remaining contractual life of outstanding options at March 30, 2013 was approximately 1.8 years. As of March 30, 2013, there was no unrecognized stock-based compensation expense related to stock options expected to be recognized.

LTIP

The following table summarizes the 2012 LTIP award activity for the Company:

Units in thousands	2012 LTIP
Outstanding at December 29, 2012	66
Granted	—
Forfeited/Expired	—
Settled/Paid	—
Cancelled	(25)

Outstanding at March 30, 2013	41

Vested or expected to vest at March 30, 2013	19

As of March 30, 2013, there was $0.6 million of unrecognized stock-based compensation expense related to the 2012 LTIP to be recognized.

15.	Business Segments

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

The following table presents information of the Company by business segment:

	Three months ended
In thousands	March 30, 2013	March 31, 2012	$ Change	% Change
Net sales
Scholastic	$145,574	$155,401	$(9,827)	(6.3%)
Memory Book	5,634	5,523	111	2.0%
Marketing and Publishing Services	93,892	97,891	(3,999)	(4.1%)
Inter-segment eliminations	(164)	(12)	(152)	NM

	$244,936	$258,803	$(13,867)	(5.4%)

Operating income (loss)
Scholastic	$20,920	$23,922	$(3,002)	(12.5%)
Memory Book	(14,662)	(14,394)	(268)	(1.9%)
Marketing and Publishing Services	6,809	12,066	(5,257)	(43.6%)

	$13,067	$21,594	$(8,527)	(39.5%)

Depreciation and Amortization
Scholastic	$9,554	$9,202	$352	3.8%
Memory Book	8,261	8,351	(90)	(1.1%)
Marketing and Publishing Services	8,340	8,445	(105)	(1.2%)

	$26,155	$25,998	$157	0.6%

NM = Not meaningful

16.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $0.9 million for each of the three-month periods ended March 30, 2013 and March 31, 2012. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of its businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company did not incur any charges during the three months ended March 30, 2013 and incurred approximately $0.2 million during the three months ended March 31, 2012 for services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

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

In December 2012, the Company repurchased for retirement in privately negotiated transactions $13.3 million in aggregate principal amount of Senior Notes. An affiliate of KKR served in an agency capacity for the broker executing the repurchases on the Company’s behalf, for which the affiliate received customary compensation.

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

The Company has participated in providing integrated marketing programs with an affiliate of First Data Corporation, a company which is owned and controlled by affiliates of KKR. This collaborative arrangement was terminated during the quarter ended September 29, 2012, subject to certain possible residual revenue. For the three months ended March 30, 2013, there was no such revenue. For the three months ended March 31, 2012, the amount of revenue that the Company recognized through this arrangement was not material to its financial statements.

17.	Condensed Consolidating Guarantor Information

As discussed in Note 9, Debt, Visant’s obligations under the Credit Facilities and the Senior Notes are guaranteed by certain of its wholly owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Included in the presentation of “Equity (earnings) loss in subsidiary, net of tax” is the elimination of intercompany interest expense incurred by the guarantors in the amount of $33.4 million and $33.9 million for the three-month periods ended March 30, 2013 and March 31, 2012, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

Three months ended March 30, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$227,324	$22,410	$(4,798)	$244,936
Cost of products sold	—	112,205	13,655	(4,968)	120,892

Gross profit	—	115,119	8,755	170	124,044
Selling and administrative expenses	(980)	103,222	7,855	—	110,097
Loss on sale of assets	—	23	—	—	23
Special charges	—	857	—	—	857

Operating income	980	11,017	900	170	13,067
Net interest expense	38,845	33,924	33	(33,422)	39,380

(Loss) income before income taxes	(37,865)	(22,907)	867	33,592	(26,313)
(Benefit from) provision for income taxes	(1,296)	(10,611)	463	66	(11,378)

(Loss) income from operations	(36,569)	(12,296)	404	33,526	(14,935)
Equity (earnings) in subsidiary, net of tax	(21,634)	(404)	—	22,038	—

Net (loss) income	$(14,935)	$(11,892)	$404	$11,488	$(14,935)

Comprehensive loss	$(14,258)	$(11,258)	$(27)	$11,285	$(14,258)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

Three months ended March 31, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$243,992	$20,310	$(5,499)	$258,803
Cost of products sold	—	116,861	15,116	(5,358)	126,619

Gross profit	—	127,131	5,194	(141)	132,184
Selling and administrative expenses	(703)	106,746	4,895	—	110,938
Gain on sale of assets	—	(1,838)	—	—	(1,838)
Special charges	—	1,508	(18)	—	1,490

Operating income	703	20,715	317	(141)	21,594
Net interest expense	38,834	34,522	62	(33,942)	39,476

(Loss) income before income taxes	(38,131)	(13,807)	255	33,801	(17,882)
(Benefit from) provision for income taxes	(1,251)	(6,742)	302	(54)	(7,745)

(Loss) income from operations	(36,880)	(7,065)	(47)	33,855	(10,137)
Equity (earnings) in subsidiary, net of tax	(26,743)	47	—	26,696	—

Net (loss) income	$(10,137)	$(7,112)	$(47)	$7,159	$(10,137)

Comprehensive (loss) income	$(9,572)	$(6,357)	$3	$6,354	$(9,572)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

March 30, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$65,257	$6,304	$6,789	$—	$78,350
Accounts receivable, net	1,826	91,862	16,978	—	110,666
Inventories	—	129,050	5,714	(247)	134,517
Salespersons overdrafts, net	—	22,705	1,597	—	24,302
Prepaid expenses and other current assets	1,402	20,076	1,550	—	23,028
Income tax receivable	2,928	—	—	—	2,928
Intercompany receivable	24,429	4,682	976	(30,087)	—
Deferred income taxes	10,560	14,548	54	8,249	33,411

Total current assets	106,402	289,227	33,658	(22,085)	407,202
Property, plant and equipment, net	28	194,605	4,571	—	199,204
Goodwill	—	894,787	24,110	—	918,897
Intangibles, net	—	377,546	10,616	—	388,162
Deferred financing costs, net	40,184	—	—	—	40,184
Deferred income taxes	—	—	2,425	—	2,425
Intercompany receivable	518,519	32,494	57,815	(608,828)	—
Other assets	1,213	10,452	271	—	11,936
Investment in subsidiaries	731,122	103,056	—	(834,178)	—

	$1,397,468	$1,902,167	$133,466	$(1,465,091)	$1,968,010

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$2,886	$39,556	$8,461	$(1)	$50,902
Accrued employee compensation	6,163	19,543	3,366	—	29,072
Customer deposits	—	213,499	10,463	—	223,962
Commissions payable	—	18,742	532	—	19,274
Income taxes payable	50,379	(9,249)	(167)	8,153	49,116
Interest payable	52,165	92	—	—	52,257
Current portion of long-term debt and capital leases	(1)	4,529	190	—	4,718
Intercompany payable	—	25,032	5,053	(30,085)	—
Other accrued liabilities	3,372	23,415	1,363	—	28,150

Total current liabilities	114,964	335,159	29,261	(21,933)	457,451
Long-term debt and capital leases, less current maturities	1,862,594	5,196	345	—	1,868,135
Intercompany payable	32,494	576,486	—	(608,980)	—
Deferred income taxes	1,916	128,833	129	—	130,878
Pension liabilities, net	24,318	103,450	—	—	127,768
Other noncurrent liabilities	16,876	21,921	675	—	39,472

Total liabilities	2,053,162	1,171,045	30,410	(630,913)	2,623,704
Mezzanine equity	1,117	—	—	—	1,117
Stockholder’s (deficit) equity	(656,811)	731,122	103,056	(834,178)	(656,811)

	$1,397,468	$1,902,167	$133,466	$(1,465,091)	$1,968,010

CONDENSED CONSOLIDATING BALANCE SHEET

December 29, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$48,590	$3,286	$8,320	$—	$60,196
Accounts receivable, net	1,474	91,690	11,621	—	104,785
Inventories	—	106,704	5,057	(418)	111,343
Salespersons overdrafts, net	—	22,912	1,232	—	24,144
Prepaid expenses and other current assets	1,777	14,861	1,314	—	17,952
Income tax receivable	2,928	—	—	—	2,928
Intercompany receivable	379	6,100	395	(6,874)	—
Deferred income taxes	10,582	14,548	54	—	25,184

Total current assets	65,730	260,101	27,993	(7,292)	346,532
Property, plant and equipment, net	55	200,500	3,110	—	203,665
Goodwill	—	894,787	24,159	—	918,946
Intangibles, net	—	390,391	10,932	—	401,323
Deferred financing costs, net	42,740	—	—	—	42,740
Deferred income taxes	—	—	2,472	—	2,472
Intercompany receivable	527,924	—	58,662	(586,586)	—
Other assets	844	9,617	267	—	10,728
Investment in subsidiaries	742,380	103,083	—	(845,463)	—

	$1,379,673	$1,858,479	$127,595	$(1,439,341)	$1,926,406

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,710	$44,428	$4,963	$2	$55,103
Accrued employee compensation	6,952	20,883	3,676	—	31,511
Customer deposits	—	167,328	7,817	—	175,145
Commissions payable	—	11,649	696	—	12,345
Income taxes payable	51,917	(2,949)	515	(162)	49,321
Interest payable	34,403	111	—	—	34,514
Current portion of long-term debt and capital leases	10,668	4,556	12	—	15,236
Intercompany payable	1,982	(522)	5,415	(6,875)	—
Other accrued liabilities	3,539	21,357	1,256	—	26,152

Total current liabilities	115,171	266,841	24,350	(7,035)	399,327
Long-term debt and capital leases, less current maturities	1,862,908	6,305	2	—	1,869,215
Intercompany payable	—	586,843	—	(586,843)	—
Deferred income taxes	1,685	132,871	147	—	134,703
Pension liabilities, net	23,829	105,798	—	—	129,627
Other noncurrent liabilities	17,417	17,441	13	—	34,871

Total liabilities	2,021,010	1,116,099	24,512	(593,878)	2,567,743
Mezzanine equity	1,216	—	—	—	1,216
Stockholder’s (deficit) equity	(642,553)	742,380	103,083	(845,463)	(642,553)

	$1,379,673	$1,858,479	$127,595	$(1,439,341)	$1,926,406

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 30, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(14,935)	$(11,892)	$404	$11,488	$(14,935)
Other cash provided by (used in) operating activities	5,971	62,262	(1,521)	(11,491)	55,221

Net cash (used in) provided by operating activities	(8,964)	50,370	(1,117)	(3)	40,286
Purchases of property, plant and equipment	—	(8,054)	(1,339)	—	(9,393)
Additions to intangibles	—	(81)	—	—	(81)
Proceeds from sale of property and equipment	—	7	—	—	7
Other investing activities, net	—	(1,005)	1,005	—	—

Net cash used in investing activities	—	(9,133)	(334)	—	(9,467)
Repayments of long-term debt and capital leases	(12,002)	(1,227)	(2)	—	(13,231)
Proceeds from issuance of long-term debt and capital leases	—	644	—	—	644
Intercompany payable (receivable)	37,633	(37,636)	—	3	—

Net cash provided by (used in) financing activities	25,631	(38,219)	(2)	3	(12,587)
Effect of exchange rate changes on cash and cash equivalents	—	—	(78)	—	(78)

Increase (decrease) in cash and cash equivalents	16,667	3,018	(1,531)	—	18,154
Cash and cash equivalents, beginning of period	48,590	3,286	8,320	—	60,196

Cash and cash equivalents, end of period	$65,257	$6,304	$6,789	$—	$78,350

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 31, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net loss	$(10,137)	$(7,112)	$(47)	$7,159	$(10,137)
Other cash (used in) provided by operating activities	(12,497)	65,514	1,397	(7,158)	47,256

Net cash (used in) provided by operating activities	(22,634)	58,402	1,350	1	37,119
Purchases of property, plant and equipment	—	(17,702)	(134)	—	(17,836)
Additions to intangibles	—	(46)	(930)	—	(976)
Proceeds from sale of property and equipment	—	3,571	—	—	3,571
Other investing activities, net	—	(2,100)	2,100	—	—

Net cash (used in) provided by investing activities	—	(16,277)	1,036	—	(15,241)
Short-term borrowings	9,500	—	—	—	9,500
Short-term repayments	(9,500)	—	—	—	(9,500)
Repayments of long-term debt and capital leases	(1)	(1,161)	(4)	—	(1,166)
Proceeds from issuance of long-term debt and capital leases	—	2,094	—	—	2,094
Intercompany payable (receivable)	43,873	(43,872)	—	(1)	—

Net cash provided by (used in) financing activities	43,872	(42,939)	(4)	(1)	928
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	21,238	(814)	2,379	—	22,803
Cash and cash equivalents, beginning of period	30,138	2,334	3,542	—	36,014

Cash and cash equivalents, end of period	$51,376	$1,520	$5,921	$—	$58,817

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expectations with respect to future cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but rather predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under, Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 29, 2012, in addition to those discussed elsewhere in this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness and our ability to service the indebtedness;

•	our inability to implement our business strategy in a timely and effective manner;

•	global market and economic conditions;

•	levels of customers’ advertising and marketing spending, including as may be impacted by economic factors and general market conditions;

•	competition from other companies;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	the seasonality of our businesses;

•	developments in technology and related changes in consumer behavior;

•	the loss of significant customers or customer relationships;

•	Jostens’ reliance on independent sales representatives;

•	our reliance on numerous complex information systems and associated security risks;

•	the amount of capital expenditures required at our businesses;

•	the reliance of our businesses on limited production facilities;

•	actions taken by the U.S. Postal Service and changes in postal standards and their effect on our marketing services business, including as such changes may impact competition for our sampling systems;

•	labor disturbances;

•	environmental obligations and liabilities;

•	adverse outcome of pending or threatened litigation;

•	the enforcement of intellectual property rights;

•	the impact of changes in applicable law and regulations, including tax legislation;

•	the application of privacy laws and other related obligations and liabilities for our business;

•	the textbook adoption cycle and levels of government funding for education spending;

•	risks associated with doing business outside the United States;

•	control by our stockholders;

•	changes in market value of the securities held in our pension plans; and

•	our dependence on members of senior management.

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

Our Segments

Our three reportable segments as of March 30, 2013 consisted of:

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

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of the annual net sales in this segment during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local school book purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. Based on the seasonality of our cash flow, we traditionally borrow under our revolving credit facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

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

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media, including digital media, with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. The continued cautious consumer spending environment also contributes to more constrained levels of spending on purchases in our Memory Book and Scholastic segments made directly by students and parents. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect orders being placed by our Publishing Services customers and volume in our elementary/high school publishing services products and services. Trade book publishing has experienced an accelerated shift towards digital books, which has negatively impacted our publishing services business in terms of fewer printed copies of books as well as shorter print runs.

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

For additional financial and other information about our operating segments, see Note 15, Business Segments, to our consolidated financial statements included elsewhere herein.

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJMBP III completed the Transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade. The Transactions were accounted for as a combination of interests under common control.

As of May 5, 2013, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of May 5, 2013, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly owned subsidiary of Holdco.

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

There have been no material changes to our critical accounting policies and estimates as described in Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Recently Adopted Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02 (“ASU 2012-02”) which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset, other than goodwill, for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this guidance did not have a material impact on our financial statements.

On January 31, 2013, the FASB issued Accounting Standards Update 2013-01 (“ASU 2013-01”), which clarifies the scope of the offsetting disclosure requirements. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with Accounting Standards Codification 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. Our adoption of this guidance did not have a material impact on our financial statements.

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02 (“ASU 2013-02”) which amends existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 became effective for interim and annual periods beginning on or after December 15, 2012, to be applied on a prospective basis. Our adoption of this guidance did not have a material impact on our financial statements.

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”) which requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for interim and annual periods, beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. We are currently evaluating the impact and disclosure under this guidance but do not expect this standard to have a material impact, if any, on our financial statements.

On March 4, 2013, the FASB issued Accounting Standards Update 2013-05 (“ASU 2013-05”), which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been (1) the sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (2) a loss of controlling financial interest in an investment in a foreign entity or (3) a step acquisition for a foreign entity. ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We are currently evaluating the impact and disclosure under this guidance but do not expect this standard to have a material impact, if any, on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 30, 2013 Compared to the Three Months Ended March 31, 2012

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended March 30, 2013 and March 31, 2012. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Three months ended
In thousands	March 30, 2013	March 31, 2012	$ Change	% Change
Net sales	$244,936	$258,803	$(13,867)	(5.4%)
Cost of products sold	120,892	126,619	(5,727)	(4.5%)

Gross profit	124,044	132,184	(8,140)	(6.2%)
% of net sales	50.6%	51.1%

Selling and administrative expenses	110,097	110,938	(841)	(0.8%)
% of net sales	44.9%	42.9%

Loss (gain) on disposal of fixed assets	23	(1,838)	1,861	NM
Special charges	857	1,490	(633)	NM

Operating income	13,067	21,594	(8,527)	(39.5%)
% of net sales	5.3%	8.3%

Interest expense, net	39,380	39,476	(96)	(0.2%)

Loss before income taxes	(26,313)	(17,882)	(8,431)
Benefit from income taxes	(11,378)	(7,745)	(3,633)	(46.9%)

Net loss	$(14,935)	$(10,137)	$(4,798)	(47.3%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended March 30, 2013 and March 31, 2012. For additional financial information about our operating segments, see Note 15, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	March 30, 2013	March 31, 2012	$ Change	% Change
Net sales
Scholastic	$145,574	$155,401	$(9,827)	(6.3%)
Memory Book	5,634	5,523	111	2.0%
Marketing and Publishing Services	93,892	97,891	(3,999)	(4.1%)
Inter-segment eliminations	(164)	(12)	(152)	NM

Net sales	$244,936	$258,803	$(13,867)	(5.4%)

Operating income (loss)
Scholastic	$20,920	$23,922	$(3,002)	(12.5%)
Memory Book	(14,662)	(14,394)	(268)	(1.9%)
Marketing and Publishing Services	6,809	12,066	(5,257)	(43.6%)

Operating income	$13,067	$21,594	$(8,527)	(39.5%)

Depreciation and amortization
Scholastic	$9,554	$9,202	$352	3.8%
Memory Book	8,261	8,351	(90)	(1.1%)
Marketing and Publishing Services	8,340	8,445	(105)	(1.2%)

Depreciation and amortization	$26,155	$25,998	$157	0.6%

NM = Not meaningful

Net Sales. Consolidated net sales decreased $13.9 million, or 5.4%, to $244.9 million for the first fiscal quarter ended March 30, 2013 compared to $258.8 million for the first fiscal quarter ended March 31, 2012.

Net sales for the Scholastic segment were $145.6 million, a decrease of 6.3%, compared to $155.4 million for the first fiscal quarter of 2012. This decrease was primarily attributable to lower volume in our announcement products and lower jewelry volume driven in part by less revenues from professional championship ring deliveries in the first fiscal quarter of 2013 compared to the first fiscal quarter of 2012.

Net sales for the Memory Book segment were $5.6 million compared to $5.5 million for the first fiscal quarter of 2012. This slight increase was primarily attributable to a minor shift in the timing of shipments into the first quarter of 2013 from the second fiscal quarter of 2013.

Net sales for the Marketing and Publishing Services segment decreased $4.0 million, or 4.1%, to $93.9 million from $97.9 million for the first fiscal quarter of 2012. This decrease was primarily attributable to lower volume in our publishing services and sampling operations.

Gross Profit. Consolidated gross profit decreased $8.1 million, or 6.2%, to $124.0 million for the three months ended March 30, 2013 from $132.2 million for the three-month period ended March 31, 2012. As a percentage of net sales, gross profit margin for the three months ended March 30, 2013 decreased to 50.6% from 51.1% for the comparative period in 2012. This decrease in gross profit margin was primarily due to a shift in sales mix to lower margin products with a greater portion of our sales coming from our Marketing and Publishing Services segment. Partially offsetting this unfavorable impact were cost savings from the consolidation of certain facilities in our Memory Book segment and other reductions in force.

Selling and Administrative Expenses. Selling and administrative expenses decreased $0.8 million, or 0.8%, to $110.1 million for the three months ended March 30, 2013 from $110.9 million for the comparative period in 2012. Included in such amount was an aggregate $5.9 million of non-recurring employment expense related to certain executive transitions. Excluding the impact of this $5.9 million of non-recurring employment expense, selling and administrative expenses for the first fiscal quarter of 2013 decreased approximately $6.8 million compared to the first fiscal quarter of 2012, which was primarily the result of a decrease in sales commissions driven by lower overall sales in our Jostens business and cost reduction initiatives taken during fiscal 2012 and 2013. Excluding the non-recurring employment expenses related to certain executive transitions, selling and administrative expenses, as a percentage of net sales, decreased to 42.5% for the first fiscal quarter of 2013 from 42.9% for the prior year comparable period.

Special Charges. For the three months ended March 30, 2013, we recorded $0.4 million, $0.3 million and $0.2 million of restructuring costs in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were 11, seven and three in the Marketing and Publishing Services, Scholastic and Memory Book segments.

For the three months ended March 31, 2012, the Company recorded $1.3 million of restructuring costs and $0.2 million of other special charges. Restructuring costs consisted of $1.3 million of severance and related benefits associated with reductions in force in the Marketing and Publishing Services segment. Other special charges consisted of $0.2 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 57 in the Marketing and Publishing Services segment.

Operating Income. As a result of the foregoing, consolidated operating income decreased $8.5 million to $13.1 million for the three months ended March 30, 2013 compared to $21.6 million for the comparable period in 2012. As a percentage of net sales, operating income decreased to 5.3% for the first fiscal quarter of 2013 from 8.3% for the same period in 2012.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	March 30, 2013	March 31, 2012	$ Change	% Change
Interest expense	$35,815	$36,464	$(649)	(1.8%)
Amortization of debt discount, premium and deferred financing costs	3,570	3,034	536	17.7%
Interest income	(5)	(22)	17	NM

Interest expense, net	$39,380	$39,476	$(96)	(0.2%)

NM = Not meaningful

Net interest expense was essentially flat when compared to the prior year comparable period, with the impact of lower outstanding borrowings being offset by increased amortization of deferred costs related to the $12.0 million payment made on the outstanding Term Loan Credit Facility in the first quarter of 2013.

Income Taxes. We recorded an income tax benefit for the three months ended March 30, 2013 based on our best estimate of the consolidated effective tax rate applicable for the entire year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the quarters ended March 30, 2013 and March 31, 2012 were 43.2% and 43.3%, respectively. The slight decrease in the rate of tax benefit for the first quarter of 2013 compared to the first quarter of 2012 was due to the offsetting effect of the favorable domestic manufacturing deduction, present in 2013 but not in 2012, and current period tax adjustments considered a tax expense in 2012 but a tax benefit in 2013. The current period tax benefit for the quarter ended March 30, 2013 included a tax benefit of $0.2 million for research and development tax credits from 2012 as a result of tax legislation enacted during January 2013.

Net Loss. As a result of the aforementioned items, we reported a net loss of $14.9 million for the three months ended March 30, 2013 compared to a net loss of $10.1 million for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity for the first three months of fiscal 2013 and 2012 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Three months ended
In thousands	March 30, 2013	March 31, 2012
Net cash provided by operating activities	$40,286	$37,119
Net cash used in investing activities	(9,467)	(15,241)
Net cash (used in) provided by financing activities	(12,587)	928
Effect of exchange rate changes on cash	(78)	(3)

Increase in cash and cash equivalents	$18,154	$22,803

For the three months ended March 30, 2013, cash provided by operating activities increased $3.2 million to $40.3 million compared to $37.1 million for the comparative 2012 period. The increase in cash provided by operating activities was attributable to lower cash payments made under stock-based compensation plans, partially offset by slightly higher cash interest expense and lower cash operating earnings during the period.

Net cash used in investing activities for the three months ended March 30, 2013 decreased $5.7 million to $9.5 million compared with $15.2 million for the comparative 2012 period. This reduction was primarily driven by lower expenditures for property, plant and equipment partially offset by a reduction in proceeds from the sale of property, plant and equipment. Our capital expenditures relating to purchases of property, plant and equipment were $9.4 million and $17.8 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

Net cash used in financing activities for the three months ended March 30, 2013 was $12.6 million, compared with cash provided by financing activities of $0.9 million for the comparative 2012 period. Net cash used in financing activities for the three months ended March 30, 2013 included an aggregate payment of $12.0 million on the outstanding Term Loan Credit Facility, inclusive of a voluntary pre-payment of $1.3 million and a payment of $10.7 million under the excess cash flow provisions of the Term Loan Credit Facility, and $0.6 million of net repayments of long-term debt related to equipment financing arrangements and capital lease obligations. Net cash provided by financing activities for the three months ended March 31, 2012 primarily consisted of $2.1 million of proceeds from the issuance of long-term debt in connection with equipment financing arrangements, offset somewhat by $1.1 million of net repayments of long-term debt.

We use cash generated from operations primarily for debt service obligations and capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on-hand and, if consummated, future financings. Based upon the current level of operations, management expects our cash flows from operations along with availability under the Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt service and retirement obligations and related costs, and capital spending for the foreseeable future. To the extent we make additional acquisitions, we may require additional term loan borrowings under the Credit Facilities or new sources of funding, including additional debt or equity financing, or some combination thereof.

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

We have substantial debt service requirements and are highly leveraged. As of March 30, 2013, we had total indebtedness of $1,887.4 million, including $1,140.4 million outstanding under the Term Loan Credit Facility, $736.7 million aggregate principal amount of Senior Notes and $10.3 million of outstanding borrowings under capital lease and equipment financing arrangements and excluding of $11.5 million of standby letters of credit outstanding and $14.5 million of original issue discount related to the Term Loan Credit Facility. Our cash and cash equivalents as of March 30, 2013 totaled $78.4 million. We had no outstanding borrowings under the Revolving Credit Facility as of March 30, 2013 (other than the $11.5 million outstanding in the form of standby letters of credit). As of March 30, 2013, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $163.5 million of available borrowings (net of standby letters of credit) under the $175.0 million Revolving Credit Facility as of March 30, 2013.

Our liquidity and our ability to fund our capital requirements will depend on the credit markets and our financial condition. The extent of any impact of credit market conditions on our liquidity and ability to fund our capital requirements or to undertake future financings will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. Any refinancing of our debt could be on less favorable terms, including becoming subject to higher interest rates. In addition, the terms of existing or future debt instruments, including the Credit Facilities and the indenture governing the Senior Notes, may restrict certain of our alternatives. We anticipate that, to the extent additional liquidity is necessary to fund our operations or make additional acquisitions, it would be funded through additional borrowings under the Credit Facilities, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. The possibility of consummating any such financing will be subject to conditions in the capital markets at such time. We may not be able to obtain this additional liquidity when needed on terms acceptable to us or at all.

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

There were no material changes in our exposure to market risk during the quarter ended March 30, 2013. During the first fiscal quarter of 2013, the price of gold remained at historically high levels. To mitigate continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover our needs for fiscal 2013. For additional information, refer to the discussion under Part I, Item 1, Note 11, Commitments and Contingencies and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, elsewhere in this report and Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our management, under the supervision of our Chief Executive Officer and Senior Vice President, Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

During the quarter ended March 30, 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither Visant’s nor Holdco’s equity securities are registered pursuant to Section 12 of the Exchange Act. For the first fiscal quarter ended March 30, 2013, neither we nor Holdco issued or sold any equity securities, except that on March 15, 2013 and March 19, 2013, 665 and 872 shares of Holdco’s Class A Common Stock were issued to two former employees, respectively, in connection with the exercise of vested options by such former employees in connection with their separation from service.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.).

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(1)	By-Laws of Visant Corporation.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations and Comprehensive Loss (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Visant Corporation’s Form S-4 (File no. 333-120386), filed on November 12, 2004.
(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: May 14, 2013	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: May 14, 2013	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)