Form 10-Q
period 2013-06-29
VISANT CORP
filed 2013-08-13
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

As of August 7, 2013, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended		Six months ended
In thousands	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$448,536	$464,655	$693,472	$723,458
Cost of products sold	189,614	198,105	310,506	324,724

Gross profit	258,922	266,550	382,966	398,734
Selling and administrative expenses	118,952	122,169	229,049	233,107
Loss (gain) on disposal of fixed assets	4	(328)	27	(2,166)
Special charges	2,673	7,202	3,530	8,692

Operating income	137,293	137,507	150,360	159,101
Interest expense, net	38,394	39,443	77,774	78,919

Income before income taxes	98,899	98,064	72,586	80,182
Provision for income taxes	42,179	41,451	30,801	33,706

Net income	$56,720	$56,613	$41,785	$46,476

Comprehensive income	$58,187	$55,066	$43,929	$45,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	June 29, 2013	December 29, 2012
ASSETS
Cash and cash equivalents	$74,776	$60,196
Accounts receivable, net	124,819	104,785
Inventories	83,566	111,343
Salespersons overdrafts, net of allowance of $9,939 and $10,003, respectively	15,119	24,144
Prepaid expenses and other current assets	15,187	17,952
Income tax receivable	1,232	2,928
Deferred income taxes	17,919	25,184

Total current assets	332,618	346,532

Property, plant and equipment	538,935	526,143
Less accumulated depreciation	(345,930)	(322,478)

Property, plant and equipment, net	193,005	203,665
Goodwill	918,825	918,946
Intangibles, net	375,754	401,323
Deferred financing costs, net	37,866	42,740
Deferred income taxes	2,354	2,472
Other assets	12,033	10,728

Total assets	$1,872,455	$1,926,406

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$43,098	$55,103
Accrued employee compensation and related taxes	27,579	31,511
Commissions payable	27,677	12,345
Customer deposits	68,400	175,145
Income taxes payable	18,474	49,321
Current portion of long-term debt and capital leases	4,687	15,236
Interest payable	34,082	34,514
Other accrued liabilities	28,367	26,152

Total current liabilities	252,364	399,327

Long-term debt and capital leases—less current maturities	1,867,966	1,869,215
Deferred income taxes	125,647	134,703
Pension liabilities, net	126,102	129,627
Other noncurrent liabilities	37,293	34,871

Total liabilities	2,409,372	2,567,743

Mezzanine equity	1,222	1,216

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at June 29, 2013 and December 29, 2012	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at June 29, 2013 and December 29, 2012	—	—
Additional paid-in-capital	60,588	103
Accumulated deficit	(512,314)	(554,099)
Accumulated other comprehensive loss	(86,413)	(88,557)

Total stockholder’s deficit	(538,139)	(642,553)

Total liabilities, mezzanine equity and stockholder’s deficit	$1,872,455	$1,926,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
In thousands	June 29, 2013	June 30, 2012
Net income	$41,785	$46,476
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	25,616	24,169
Amortization of intangible assets	26,193	27,201
Amortization of debt discount, premium and deferred financing costs	6,743	6,098
Other amortization	167	201
Deferred income taxes	(3,331)	4,753
Loss (gain) on disposal of fixed assets	27	(2,166)
Stock-based compensation	6	214
Loss on asset impairments	666	370
Other	—	575
Changes in assets and liabilities:
Accounts receivable	(19,009)	(21,491)
Inventories	27,587	30,011
Salespersons overdrafts	8,949	13,579
Prepaid expenses and other current assets	3,328	897
Accounts payable and accrued expenses	(15,399)	2,065
Customer deposits	(106,360)	(107,649)
Commissions payable	15,375	11,926
Income taxes payable/receivable	30,931	33,562
Interest payable	(432)	1,023
Other operating activities, net	3,439	(15,012)

Net cash provided by operating activities	46,281	56,802

Purchases of property, plant and equipment	(17,231)	(30,747)
Proceeds from sale of property and equipment	70	3,586
Additions to intangibles	(106)	(1,305)
Other investing activities, net	—	1

Net cash used in investing activities	(17,267)	(28,465)

Short-term borrowings	—	30,000
Short-term repayments	—	(30,000)
Repayment of long-term debt and capital lease obligations	(14,463)	(2,229)
Proceeds from issuance of long-term debt and capital leases	644	2,094

Net cash used in financing activities	(13,819)	(135)

Effect of exchange rate changes on cash and cash equivalents	(615)	(386)

Increase in cash and cash equivalents	14,580	27,816
Cash and cash equivalents, beginning of period	60,196	36,014

Cash and cash equivalents, end of period	$74,776	$63,830

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

As of June 29, 2013, affiliates of KKR and DLJMBP III (collectively, the “Sponsors”) held approximately 49.2% and 41.1%, respectively, of Visant Holding Corp.’s (“Holdco”) voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of June 29, 2013, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Visant and its subsidiaries are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Visant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013.

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the total net warranty costs on rings was $1.3 million and $1.2 million for each of the three-month periods ended June 29, 2013 and June 30, 2012, respectively. The provision for the total net warranty costs on rings was $2.3 million and $2.6 million for each of the six-month periods ended June 29, 2013 and June 30, 2012, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the Condensed Consolidated Balance Sheets were approximately $0.6 million as of each of June 29, 2013 and December 29, 2012.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $2.2 million for each of the quarters ended June 29, 2013 and June 30, 2012. Advertising expense totaled $4.5 million for the six months ended June 29, 2013 and $4.2 million for the six months ended June 30, 2012.

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

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. Visant recognized total stock-based compensation expense of $0.2 million and $0.1 million for the three months ended June 29, 2013 and June 30, 2012, respectively. Visant recognized total stock-based compensation expense of $0.1 million and $0.2 million for the six months ended June 29, 2013 and June 30, 2012, respectively. Stock-based compensation is included in selling and administrative expenses. Refer to Note 14, Stock-Based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the Condensed Consolidated Balance Sheets as of June 29, 2013 and December 29, 2012, respectively.

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

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”) which requires entities to measure obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for interim and annual periods, beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the impact and disclosure under this guidance but does not expect this standard to have a material impact, if any, on its financial statements.

On March 4, 2013, the FASB issued Accounting Standards Update 2013-05 (“ASU 2013-05”), which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been (1) the sale of a subsidiary or group of net assets within a foreign entity, and the sale represents the substantially complete liquidation of the investment in the foreign entity, (2) a loss of controlling financial interest in an investment in a foreign entity or (3) a step acquisition for a foreign entity. ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company is currently evaluating the impact and disclosure under this guidance but does not expect this standard to have a material impact, if any, on its financial statements.

3.	Restructuring Activity and Other Special Charges

For the three months ended June 29, 2013, the Company recorded $1.6 million, $0.3 million and $0.1 million of restructuring costs in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the second fiscal quarter ended June 29, 2013 was approximately $0.7 million of non-cash asset impairment charges in the Memory Book segment associated with the consolidation of Jostens’ Topeka, Kansas facility, which was substantially completed in early 2013. The associated employee headcount reductions related to the above actions were 96, six and four in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

For the six-month period ended June 29, 2013, the Company recorded $1.8 million, $0.8 million and $0.2 million of restructuring costs in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the six months ended June 29, 2013 was approximately $0.7 million of non-cash asset impairment charges in the Memory Book segment associated with the consolidation of Jostens’ Topeka, Kansas facility. The associated employee headcount reductions related to the above actions were 103, 17 and seven in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

For the three months ended June 30, 2012, the Company recorded $7.1 million of restructuring costs and $0.1 million of other special charges. Restructuring costs consisted of $5.5 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility, and $0.9 million of severance and related benefits in the Scholastic segment associated with reductions in force. Also included for the second fiscal quarter ended June 30, 2012 were $0.7 million of costs consisting of severance and related benefits associated with reductions in force in connection with the consolidation of certain operations in the Marketing and Publishing Services segment. Other special charges consisted of $0.1 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 374 and 21 in the Memory Book and Scholastic segments, respectively.

For the six-month period ended June 30, 2012, the Company recorded $8.3 million of restructuring costs and $0.4 million of other special charges. Restructuring costs consisted of $5.5 million, $2.0 million and $0.9 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility and reductions in force in the Marketing and Publishing Services and Scholastic segments, respectively. Other special charges consisted of $0.4 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 374, 57 and 21 in the Memory Book, Marketing and Publishing Services and Scholastic segments, respectively.

Restructuring accruals of $2.8 million and $2.9 million as of June 29, 2013 and December 29, 2012, respectively, are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. These accruals included amounts provided for severance and related benefits related to headcount reductions in each segment.

On a cumulative basis through June 29, 2013, the Company incurred $20.5 million of employee severance and related benefit costs related to the 2013, 2012 and 2011 initiatives, which affected an aggregate of 1,029 employees. The Company had paid $17.7 million in cash related to these initiatives as of June 29, 2013.

Changes in the restructuring accruals during the first six months of fiscal 2013 were as follows:

In thousands	2013 Initiatives	2012 Initiatives	2011 Initiatives	Total
Balance at December 29, 2012	$—	$2,918	$13	$2,931
Restructuring charges	2,601	261	2	2,864
Severance and related benefits paid	(500)	(2,486)	(15)	(3,001)

Balance at June 29, 2013	$2,101	$693	$—	$2,794

The majority of the remaining severance and related benefits associated with all initiatives are expected to be paid by the end of fiscal 2014.

4.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (“AOCL”), by component, for the three months ended June 29, 2013 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of March 30, 2013	$(4,913)	$2,943	$(85,910)	$(87,880)
Change in fair value of derivatives, net of tax of $0.5 million	812	—	—	812
Change in cumulative translation adjustment	—	(530)	—	(530)
Change in pension and other postretirement benefit plans, net of tax of $0.4 million	—	—	635	635
Amounts reclassified from AOCL, net of tax of $0.3 million	550	—	—	550

Balance as of June 29, 2013	$(3,551)	$2,413	$(85,275)	$(86,413)

The changes in AOCL, by component, for the six-month period ended June 29, 2013 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of December 29, 2012	$(5,387)	$3,374	$(86,544)	$(88,557)
Change in fair value of derivatives, net of tax of $0.4 million	736	—	—	736
Change in cumulative translation adjustment	—	(961)	—	(961)
Change in pension and other postretirement benefit plans, net of tax of $0.8 million	—	—	1,269	1,269
Amounts reclassified from AOCL, net of tax of $0.7 million	1,100	—	—	1,100

Balance as of June 29, 2013	$(3,551)	$2,413	$(85,275)	$(86,413)

5.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	June 29, 2013	December 29, 2012
Trade receivables	$140,828	$115,775
Allowance for doubtful accounts	(5,046)	(4,932)
Allowance for sales returns	(10,963)	(6,058)

Accounts receivable, net	$124,819	$104,785

6.	Inventories

Inventories were comprised of the following:

In thousands	June 29, 2013	December 29, 2012
Raw materials and supplies	$40,278	$37,920
Work-in-process	23,192	43,662
Finished goods	20,096	29,761

Inventories	$83,566	$111,343

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at June 29, 2013 and December 29, 2012 was $17.4 million and $32.8 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.2 million for the three-month period ended June 29, 2013 and $0.3 million for the three-month period ended June 30, 2012. The consignment fees expensed for each of the six months ended June 29, 2013 and June 30, 2012 were $0.5 million. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. During the six months ended June 29, 2013, certain assets were recorded at fair value on a nonrecurring basis as a result of impairment charges. Long-lived assets were measured at fair value on a nonrecurring basis using Level 2 inputs as defined in the fair value hierarchy. For the six-month period ended June 29, 2013, long-lived assets held and used with a carrying value of $1.8 million exceeded expected cash flows and were written down to their fair value of $1.1 million, resulting in an impairment charge of approximately $0.7 million. The fair value for such long-lived assets was based on observable market data for similar assets. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during the six months ended June 29, 2013 on a nonrecurring basis.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3
In thousands	June 29, 2013				Total Loss
Long-lived assets held and used	$1,100	—	1,100	—	$666

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used Level 2 inputs to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of each of June 29, 2013 and December 29, 2012.

As of June 29, 2013, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”), with aggregate principal amount outstanding of $736.7 million, approximated $688.8 million at such date. As of June 29, 2013, the fair value of the term loan B facility maturing in 2016 (the “Term Loan Credit Facility”), with aggregate principal outstanding amount of $1,140.4 million, approximated $1,092.2 million at such date.

As of December 29, 2012, the fair value of Visant’s 10.00% senior notes due 2017, with aggregate principal amount outstanding of $736.7 million, approximated $682.9 million at such date. As of December 29, 2012, the fair value of the Term Loan Credit Facility, with aggregate principal amount outstanding of $1,152.4 million, approximated $1,047.1 million at such date.

Each of the Senior Notes and the Term Loan Credit Facility are classified within Level 2 of the valuation hierarchy as of each of June 29, 2013 and December 29, 2012.

8.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at December 29, 2012	$301,027	$391,178	$226,741	$918,946
Goodwill additions during the period	—	—	—	—
Reduction in goodwill	—	—	—	—
Currency translation	(121)	—	—	(121)

Balance at June 29, 2013	$300,906	$391,178	$226,741	$918,825

Information regarding other intangible assets is as follows:

		June 29, 2013			December 29, 2012
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(327,471)	$2,529	$330,000	$(311,034)	$18,966
Internally developed software	2 to 5 years	8,600	(8,600)	—	8,600	(8,600)	—
Patented/unpatented technology	3 years	14,873	(12,460)	2,413	14,767	(12,102)	2,665
Customer relationships	4 to 40 years	159,668	(66,131)	93,537	159,969	(61,167)	98,802
Trademarks (definite lived)	20 years	465	(73)	392	489	(65)	424
Restrictive covenants	3 to 10 years	42,757	(27,354)	15,403	53,189	(34,203)	18,986

		556,363	(442,089)	114,274	567,014	(427,171)	139,843
Trademarks	Indefinite	261,480	—	261,480	261,480	—	261,480

		$817,843	$(442,089)	$375,754	$828,494	$(427,171)	$401,323

Amortization expense related to other intangible assets was $13.0 million and $13.4 million for the three months ended June 29, 2013 and June 30, 2012, respectively. For the six months ended June 29, 2013 and June 30, 2012, amortization expense related to other intangible assets was $26.2 million and $27.2 million, respectively. During the first six months of fiscal 2013, approximately $11.0 million of fully amortized restrictive covenants were written off.

Based on intangible assets in service as of June 29, 2013, estimated amortization expense for the remainder of fiscal 2013 and each of the five succeeding fiscal years is $10.9 million for 2013, $16.0 million for 2014, $14.6 million for 2015, $12.6 million for 2016, $9.0 million for 2017 and $8.3 million for 2018.

9.	Debt

Debt obligations as of June 29, 2013 and December 29, 2012 consisted of the following:

In thousands	June 29, 2013	December 29, 2012
Senior secured term loan facilities, net of original issue discount of $13.6 million:
Term Loan B, variable rate, 5.25% at June 29, 2013 with quarterly interest payments, principal due and payable at maturity - December 2016	$1,126,784	$1,136,905
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $36.8 million in April and October, principal due and payable at maturity - October 2017	736,670	736,670

	1,863,454	1,873,575
Equipment financing arrangements	5,011	6,093
Capital lease obligations	4,188	4,783

Total debt	$1,872,653	$1,884,451

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

As of June 29, 2013, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.00%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of June 29, 2013, there was $11.5 million outstanding in the form of letters of credit, leaving $163.5 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its management of interest rate risk. During the three and six months ended June 29, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 29, 2013, the Company had three outstanding interest rate derivatives with an outstanding aggregate notional amount of $550 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of June 29, 2013, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $3.2 million will be reclassified as an increase to interest expense through the first fiscal quarter of 2014.

The fair value of outstanding derivative instruments as of June 29, 2013 and December 29, 2012 was as follows:

Classification in the Consolidated Balance Sheets

In thousands		June 29, 2013	December 29, 2012

Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$3,247	$3,399
Interest rate swaps	Other noncurrent liabilities	2,418	5,205

Total		$5,665	$8,604

The following table summarizes the activity of derivative instruments that qualify for hedge accounting as of December 29, 2012 and June 29, 2013, and the impact of such derivative instruments on accumulated other comprehensive loss for the six months ended June 29, 2013:

In thousands	December 29, 2012	Amount of loss recognized in Accumulated Other Comprehensive Loss on derivatives (effective portion)	Amount of loss reclassified from Accumulated Other Comprehensive Loss to interest expense (effective portion)	June 29, 2013
Interest rate swaps designated as cash flow hedges	$(8,604)	$1,177	$1,762	$(5,665)

The following table provides the location in the Company’s financial statements of the recognized gain or loss related to such derivative instruments:

	Three months ended
In thousands	June 29, 2013	June 30, 2012
Interest rate swaps designated as cash flow hedges recognized in interest expense	$881	$961

	Six months ended
In thousands	June 29, 2013	June 30, 2012
Interest rate swaps designated as cash flow hedges recognized in interest expense	$1,762	$1,901

Based on an evaluation of the inputs used, the Company has categorized its derivative instruments to be within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the derivative instruments at the end of the applicable reporting period.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of June 29, 2013 and June 30, 2012, the Company did not have any derivatives outstanding that were not designated as hedges.

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of June 29, 2013, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $6.8 million. As of June 29, 2013, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 29, 2013, it could have been required to settle its obligations under the agreements at their termination value of $6.8 million.

11.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $22.2 million outstanding as of June 29, 2013 with delivery dates occurring through 2014. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of June 29, 2013, the fair market value of open precious metal forward contracts was $17.9 million based on quoted future prices for each contract.

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

In connection with the taxable loss incurred by Holdco in 2010 as a result of the Refinancing and the related deduction of $97.2 million for previously tax-deferred original issue discount, Holdco derived certain income tax benefits that have since been fully utilized. The utilization of these tax benefits resulted in unsettled intra-group income taxes receivable and payable balances at Holdco and Visant, respectively. During the quarter ended June 29, 2013, these balances were settled when Holdco contributed approximately $60.5 million of income tax receivables to Visant.

The Company recorded an income tax provision for the six months ended June 29, 2013 based on its best estimate of the consolidated effective tax rate applicable for the entire 2013 fiscal year. The estimated full-year consolidated effective tax rate for fiscal 2013 is 42.5% before taking into account the impact of $0.1 million of accruals considered a current period tax benefit. The combined effect of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective tax rate of 42.4% for the six-month period ended June 29, 2013.

For the comparable six-month period ended June 30, 2012, the effective income tax rate was 42.0%. The increase in tax rate for the six-month period ended June 29, 2013 was due largely to a nonrecurring reduction in tax reserves during 2012 that was not present in the comparable period for 2013. This unfavorable tax rate effect was partially offset by the favorable tax rate effect in 2013 of the domestic manufacturing deduction. The tax provision for the six-month period ended June 29, 2013 also included a tax benefit of $0.2 million for research and development tax credits from 2012 as a result of tax legislation enacted during January 2013.

The Company anticipates that the net operating losses from 2010 and 2011 that were not utilized during 2012 will be fully utilized in 2013. Accordingly, the Company’s estimated consolidated effective tax rate for fiscal 2013 reflects a benefit for the domestic manufacturing deduction, although this benefit is limited as a result of reduced taxable income resulting from the net operating loss carryforward deductions. The effect of foreign earnings repatriations continues to unfavorably impact the Company’s effective tax rate.

For the six-month period ended June 29, 2013, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.2 million. At June 29, 2013, the Company’s unrecognized tax benefit liability totaled $11.6 million, including interest and penalty accruals totaling $3.1 million. At December 29, 2012, the Company’s unrecognized tax benefit liability totaled $11.4 million, including interest and penalty accruals totaling $3.0 million. Substantially all of the liability was included in noncurrent liabilities for both periods.

Holdco’s income tax filings for 2005 to 2011 are subject to examination in the U.S federal tax jurisdiction. In connection with an examination of Holdco’s income tax filings for 2005 and 2006, the Internal Revenue Service proposed certain transfer price adjustments with which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in certain state jurisdictions for the 2005 to 2011 periods, none of which was individually material. The Company’s French income tax filings for 2010 and 2011 are presently under examination by the French tax authorities. The Canada Revenue Agency examination of the Company’s Canadian income tax filings for 2007 and 2008 was concluded in 2011 without adjustment. Although subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.4 million.

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

13.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit expense (income) for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$280	$1,146	$1	$1
Interest cost	4,103	4,492	10	16
Expected return on plan assets	(5,489)	(6,009)	—	—
Amortization of prior service cost	—	(211)	(69)	(69)
Amortization of net actuarial loss	1,107	1,528	13	6

Net periodic benefit expense (income)	$1	$946	$(45)	$(46)

	Pension benefits		Postretirement benefits
	Six months ended		Six months ended
In thousands	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$560	$2,292	$2	$2
Interest cost	8,206	8,985	20	32
Expected return on plan assets	(10,978)	(12,018)	—	—
Amortization of prior service cost	—	(422)	(138)	(138)
Amortization of net actuarial loss	2,214	3,057	26	13

Net periodic benefit expense (income)	$2	$1,894	$(90)	$(91)

As of December 29, 2012, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2013 due to the funded status and credit balances of the qualified plans, and this expectation for 2013 had not changed as of June 29, 2013. For the six months ended June 29, 2013, the Company did not make any contributions to its qualified pension plans and contributed $1.3 million and less than $0.1 million to its non-qualified pension plans and postretirement welfare plans, respectively. The non-qualified pension payments made were consistent with the amount anticipated as of December 29, 2012.

14.	Stock-Based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdco to grant to key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of June 29, 2013, there were 291,291 shares in total available for grant under the 2003 Plan. The maximum grant to any one person must not exceed 70,400 shares in the aggregate. Holdco does not currently intend to make any additional grants under the 2003 Plan.

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

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock (“Class A Common Stock”). As of June 29, 2013, there were 156,535 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate, if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s

Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. Options granted under the 2004 Plan will begin expiring in late 2014. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of June 29, 2013, there were 254,546 options vested under the 2004 Plan and no options unvested and subject to future vesting.

Jostens Long-Term Incentives

Certain key Jostens employees participate in the Jostens 2012 long-term incentive plan, a long-term phantom share incentive program (the “2012 LTIP”). The program provides for the grant of phantom shares to the participating employee, which are subject to vesting and other terms and conditions and restrictions of the share award, which may include meeting certain performance metrics and continued employment. The grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested, following the end of fiscal year 2014 (which occurs on January 3, 2015). In the case of a limited number of certain senior executives of Jostens, absent a change of control prior to January 3, 2015, payment with respect to a portion of the lump sum payment in respect of the performance award in which the executive vests as of the end of fiscal year 2014 will not be due until the earlier of a change in control or early 2016 (and not later than March 15, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 3, 2015, as described therein. Unvested shares, including if the respective performance target is not achieved, are forfeited without payment. The awards are also subject to certain agreements by the employee as to confidentiality, non-competition and non-solicitation to which the employee is bound during his or her employment and for two years following a separation of service.

Certain key Jostens employees received an extraordinary long-term phantom share incentive grant in April 2013 (the “April 2013 Special LTIP”). The grants of phantom shares to the participating employees were made on terms similar to the 2012 LTIP, including that such shares are subject to vesting based on continued employment. The grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested, following the end of fiscal year 2015 (which occurs on January 2, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 2, 2016, as described therein. Unvested shares are forfeited without payment. The awards are also subject to certain agreements by the employee as to confidentiality, non-competition and non-solicitation to which the employee is bound during his or her employment and for two years following a separation of service.

Common Stock

Visant is an indirect, wholly-owned subsidiary of Holdco. The Sponsors hold shares of the Class A Common Stock of Holdco, and additionally Visant’s equity-based incentive compensation plans are based on the value of the Class A Common Stock. There is no established public market for the Class A Common Stock. The fair market value of the Class A Common Stock is established pursuant to the terms of the 2004 Plan and is determined by a third party valuation, and the methodology to determine the fair market value under the equity incentive plans does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Fair value includes any premium for control or discount for minority interests or restrictions on transfers. Holdco used a discounted cash flow analysis and selected public company analysis to determine the enterprise value and share price for the Class A Common Stock.

For the three months ended June 29, 2013 and June 30, 2012, Visant recognized total stock-based compensation expense of $0.2 million and $0.1 million, respectively. For the six months ended June 29, 2013 and June 30, 2012, Visant recognized total stock-based compensation expense of $0.1 million and $0.2 million, respectively. Stock-based compensation is included in selling and administrative expenses.

For the six-month periods ended June 29, 2013 and June 30, 2012, there were no issuances of restricted shares or stock options.

As of June 29, 2013, $0.1 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of less than one year.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 29, 2012	317	$49.28
Exercised	(12)	$37.05
Granted	—	$—
Forfeited/expired	(44)	$99.55

Outstanding at June 29, 2013	261	$41.29

Vested or expected to vest at June 29, 2013	261	$41.29

Exercisable at June 29, 2013	261	$41.29

The weighted-average remaining contractual life of outstanding options at June 29, 2013 was approximately 1.6 years. As of June 29, 2013, there was no unrecognized stock-based compensation expense related to stock options expected to be recognized.

LTIPs

The following table summarizes the 2012 LTIP award activity for the Company:

Units in thousands	2012 LTIP
Outstanding at December 29, 2012	66
Granted	—
Forfeited/Expired	—
Settled/Paid	(1)
Cancelled	(27)

Outstanding at June 29, 2013	38

Vested or expected to vest at June 29, 2013	18

The following table summarizes the April 2013 Special LTIP award activity for the Company:

Units in thousands	April 2013 Special LTIP
Outstanding at December 29, 2012	—
Granted	13
Forfeited/Expired	—
Settled/Paid	—
Cancelled	—

Outstanding at June 29, 2013	13

Vested or expected to vest at June 29, 2013	13

As of June 29, 2013, there was $0.5 million and $0.6 million of unrecognized stock-based compensation expense related to the 2012 LTIP and April 2013 Special LTIP, respectively, to be recognized.

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

The following table presents information of the Company by business segment:

	Three months ended
In thousands	June 29, 2013	June 30, 2012	$ Change	% Change
Net sales
Scholastic	$127,149	$127,937	$(788)	(0.6%)
Memory Book	247,785	257,565	(9,780)	(3.8%)
Marketing and Publishing Services	73,673	79,419	(5,746)	(7.2%)
Inter-segment eliminations	(71)	(266)	195	NM

	$448,536	$464,655	$(16,119)	(3.5%)

Operating income
Scholastic	$22,880	$18,716	$4,164	22.2%
Memory Book	112,358	114,536	(2,178)	(1.9%)
Marketing and Publishing Services	2,055	4,255	(2,200)	(51.7%)

	$137,293	$137,507	$(214)	(0.2%)

Depreciation and Amortization
Scholastic	$6,866	$6,639	$227	3.4%
Memory Book	11,156	10,858	298	2.7%
Marketing and Publishing Services	7,799	8,076	(277)	(3.4%)

	$25,821	$25,573	$248	1.0%

NM = Not meaningful

	Six months ended
In thousands	June 29, 2013	June 30, 2012	$ Change	% Change
Net sales
Scholastic	$272,723	$283,338	$(10,615)	(3.7%)
Memory Book	253,419	263,088	(9,669)	(3.7%)
Marketing and Publishing Services	167,565	177,310	(9,745)	(5.5%)
Inter-segment eliminations	(235)	(278)	43	NM

	$693,472	$723,458	$(29,986)	(4.1%)

Operating income
Scholastic	$43,800	$42,638	$1,162	2.7%
Memory Book	97,696	100,142	(2,446)	(2.4%)
Marketing and Publishing Services	8,864	16,321	(7,457)	(45.7%)

	$150,360	$159,101	$(8,741)	(5.5%)

Depreciation and Amortization
Scholastic	$16,420	$15,841	$579	3.7%
Memory Book	19,417	19,209	208	1.1%
Marketing and Publishing Services	16,139	16,521	(382)	(2.3%)

	$51,976	$51,571	$405	0.8%

NM = Not meaningful

16.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $0.9 million for each of the three-month periods ended June 29, 2013 and June 30, 2012. The Company incurred advisory fees from the Sponsors of $1.8 million for each of the six-month periods ended June 29, 2013 and June 30, 2012. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of its businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company did not incur any charges for each of the three months ended June 29, 2013 and June 30, 2012 for services provided by KKR Capstone. The Company did not incur any charges during the six months ended June 29, 2013 and incurred approximately $0.2 million of charges during the six months ended June 30, 2012 for services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

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

The Company has participated in providing integrated marketing programs with an affiliate of First Data Corporation, a company which is owned and controlled by affiliates of KKR. This collaborative arrangement was terminated during the quarter ended September 29, 2012, subject to certain possible residual revenue. For the six months ended June 29, 2013, no such revenue was recognized. For the six months ended June 30, 2012, the amount of revenue that the Company recognized through this arrangement was not material to its financial statements.

17.	Condensed Consolidating Guarantor Information

As discussed in Note 9, Debt, Visant’s obligations under the Credit Facilities and the Senior Notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Included in the presentation of “Equity (earnings) loss in subsidiary, net of tax” is the elimination of intercompany interest expense incurred by the guarantors in the amount of $32.8 million and $33.6 million for the three-month periods ended June 29, 2013 and June 30, 2012, respectively. The elimination of intercompany interest expense incurred by the guarantors was $66.2 million and $67.5 million for the six-month periods ended June 29, 2013 and June 30, 2012, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

Three months ended June 29, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$430,634	$23,703	$(5,801)	$448,536
Cost of products sold	—	183,196	12,227	(5,809)	189,614

Gross profit	—	247,438	11,476	8	258,922
Selling and administrative expenses	728	110,796	7,428	—	118,952
Loss on sale of assets	—	4	—	—	4
Special charges	—	2,673	—	—	2,673

Operating (loss) income	(728)	133,965	4,048	8	137,293
Net interest expense	37,914	33,167	64	(32,751)	38,394

(Loss) income before income taxes	(38,642)	100,798	3,984	32,759	98,899
Provision for income taxes	2,529	38,338	1,308	4	42,179

(Loss) income from operations	(41,171)	62,460	2,676	32,755	56,720
Equity (earnings) in subsidiary, net of tax	(97,891)	(2,676)	—	100,567	—

Net income	$56,720	$65,136	$2,676	$(67,812)	$56,720

Comprehensive income	$58,187	$65,771	$2,146	$(67,917)	$58,187

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

Three months ended June 30, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$442,790	$31,868	$(10,003)	$464,655
Cost of products sold	—	189,704	18,586	(10,185)	198,105

Gross profit	—	253,086	13,282	182	266,550
Selling and administrative expenses	(47)	115,260	6,956	—	122,169
Gain on sale of assets	—	(328)	—	—	(328)
Special charges	—	7,202	—	—	7,202

Operating income	47	130,952	6,326	182	137,507
Net interest expense	38,885	34,104	38	(33,584)	39,443

(Loss) income before income taxes	(38,838)	96,848	6,288	33,766	98,064
Provision for income taxes	3,364	35,994	2,020	73	41,451

(Loss) income from operations	(42,202)	60,854	4,268	33,693	56,613
Equity (earnings) in subsidiary, net of tax	(98,815)	(4,268)	—	103,083	—

Net income	$56,613	$65,122	$4,268	$(69,390)	$56,613

Comprehensive income	$55,066	$65,878	$3,688	$(69,566)	$55,066

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

Six months ended June 29, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$657,958	$46,113	$(10,599)	$693,472
Cost of products sold	—	295,401	25,882	(10,777)	310,506

Gross profit	—	362,557	20,231	178	382,966
Selling and administrative expenses	(252)	214,018	15,283	—	229,049
Loss on sale of assets	—	27	—	—	27
Special charges	—	3,530	—	—	3,530

Operating income	252	144,982	4,948	178	150,360
Net interest expense	76,759	67,091	97	(66,173)	77,774

(Loss) income before income taxes	(76,507)	77,891	4,851	66,351	72,586
Provision for income taxes	1,233	27,727	1,771	70	30,801

(Loss) income from operations	(77,740)	50,164	3,080	66,281	41,785
Equity (earnings) in subsidiary, net of tax	(119,525)	(3,080)	—	122,605	—

Net income	$41,785	$53,244	$3,080	$(56,324)	$41,785

Comprehensive income	$43,929	$54,513	$2,119	$(56,632)	$43,929

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

Six months ended June 30, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$686,782	$52,178	$(15,502)	$723,458
Cost of products sold	—	306,565	33,702	(15,543)	324,724

Gross profit	—	380,217	18,476	41	398,734
Selling and administrative expenses	(750)	222,006	11,851	—	233,107
Gain on sale of assets	—	(2,166)	—	—	(2,166)
Special charges	—	8,710	(18)	—	8,692

Operating income	750	151,667	6,643	41	159,101
Net interest expense	77,719	68,626	100	(67,526)	78,919

(Loss) income before income taxes	(76,969)	83,041	6,543	67,567	80,182
Provision for income taxes	2,113	29,252	2,322	19	33,706

(Loss) income from operations	(79,082)	53,789	4,221	67,548	46,476
Equity (earnings) in subsidiary, net of tax	(125,558)	(4,221)	—	129,779	—

Net income	$46,476	$58,010	$4,221	$(62,231)	$46,476

Comprehensive income	$45,494	$59,521	$3,691	$(63,212)	$45,494

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

June 29, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$44,934	$30	$29,812	$—	$74,776
Accounts receivable, net	1,870	110,288	12,661	—	124,819
Inventories	—	78,904	4,902	(240)	83,566
Salespersons overdrafts, net	—	14,044	1,075	—	15,119
Prepaid expenses and other current assets	1,060	12,688	1,439	—	15,187
Income tax receivable	1,232	—	—	—	1,232
Intercompany receivable	20,688	2,357	8	(23,053)	—
Deferred income taxes	3,317	14,548	54	—	17,919

Total current assets	73,101	232,859	49,951	(23,293)	332,618
Property, plant and equipment, net	70	188,520	4,415	—	193,005
Goodwill	—	894,787	24,038	—	918,825
Intangibles, net	—	365,556	10,198	—	375,754
Deferred financing costs, net	37,866	—	—	—	37,866
Deferred income taxes	—	—	2,354	—	2,354
Intercompany receivable	515,475	47,122	58,071	(620,668)	—
Other assets	1,212	10,548	273	—	12,033
Investment in subsidiaries	796,893	105,202	—	(902,095)	—

	$1,424,617	$1,844,594	$149,300	$(1,546,056)	$1,872,455

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$2,576	$35,341	$5,181	$—	$43,098
Accrued employee compensation	5,981	17,981	3,617	—	27,579
Customer deposits	—	62,503	5,897	—	68,400
Commissions payable	—	27,142	535	—	27,677
Income taxes payable	(14,723)	32,985	304	(92)	18,474
Interest payable	34,020	62	—	—	34,082
Current portion of long-term debt and capital leases	3	4,492	192	—	4,687
Intercompany payable	—	16,896	6,157	(23,053)	—
Other accrued liabilities	3,449	23,483	1,435	—	28,367

Total current liabilities	31,306	220,885	23,318	(23,145)	252,364
Long-term debt and capital leases, less current maturities	1,863,459	4,256	251	—	1,867,966
Intercompany payable	27,371	573,694	19,751	(620,816)	—
Deferred income taxes	480	125,057	110	—	125,647
Pension liabilities, net	24,807	101,295	—	—	126,102
Other noncurrent liabilities	14,111	22,514	668	—	37,293

Total liabilities	1,961,534	1,047,701	44,098	(643,961)	2,409,372
Mezzanine equity	1,222	—	—	—	1,222
Stockholder’s (deficit) equity	(538,139)	796,893	105,202	(902,095)	(538,139)

	$1,424,617	$1,844,594	$149,300	$(1,546,056)	$1,872,455

CONDENSED CONSOLIDATING BALANCE SHEET

December 29, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$48,590	$3,286	$8,320	$—	$60,196
Accounts receivable, net	1,474	91,690	11,621	—	104,785
Inventories	—	106,704	5,057	(418)	111,343
Salespersons overdrafts, net	—	22,912	1,232	—	24,144
Prepaid expenses and other current assets	1,777	14,861	1,314	—	17,952
Income tax receivable	2,928	—	—	—	2,928
Intercompany receivable	379	6,100	395	(6,874)	—
Deferred income taxes	10,582	14,548	54	—	25,184

Total current assets	65,730	260,101	27,993	(7,292)	346,532
Property, plant and equipment, net	55	200,500	3,110	—	203,665
Goodwill	—	894,787	24,159	—	918,946
Intangibles, net	—	390,391	10,932	—	401,323
Deferred financing costs, net	42,740	—	—	—	42,740
Deferred income taxes	—	—	2,472	—	2,472
Intercompany receivable	527,924	—	58,662	(586,586)	—
Other assets	844	9,617	267	—	10,728
Investment in subsidiaries	742,380	103,083	—	(845,463)	—

	$1,379,673	$1,858,479	$127,595	$(1,439,341)	$1,926,406

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,710	$44,428	$4,963	$2	$55,103
Accrued employee compensation	6,952	20,883	3,676	—	31,511
Customer deposits	—	167,328	7,817	—	175,145
Commissions payable	—	11,649	696	—	12,345
Income taxes payable	51,917	(2,949)	515	(162)	49,321
Interest payable	34,403	111	—	—	34,514
Current portion of long-term debt and capital leases	10,668	4,556	12	—	15,236
Intercompany payable	1,982	(522)	5,415	(6,875)	—
Other accrued liabilities	3,539	21,357	1,256	—	26,152

Total current liabilities	115,171	266,841	24,350	(7,035)	399,327
Long-term debt and capital leases, less current maturities	1,862,908	6,305	2	—	1,869,215
Intercompany payable	—	586,843	—	(586,843)	—
Deferred income taxes	1,685	132,871	147	—	134,703
Pension liabilities, net	23,829	105,798	—	—	129,627
Other noncurrent liabilities	17,417	17,441	13	—	34,871

Total liabilities	2,021,010	1,116,099	24,512	(593,878)	2,567,743
Mezzanine equity	1,216	—	—	—	1,216
Stockholder’s (deficit) equity	(642,553)	742,380	103,083	(845,463)	(642,553)

	$1,379,673	$1,858,479	$127,595	$(1,439,341)	$1,926,406

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 29, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$41,785	$53,244	$3,080	$(56,324)	$41,785
Other cash (used in) provided by operating activities	(63,112)	11,441	(154)	56,321	4,496

Net cash (used in) provided by operating activities	(21,327)	64,685	2,926	(3)	46,281
Purchases of property, plant and equipment	(60)	(15,661)	(1,510)	—	(17,231)
Additions to intangibles	—	(106)	—	—	(106)
Proceeds from sale of property and equipment	—	70	—	—	70
Other investing activities, net	—	(1,005)	1,005	—	—

Net cash used in investing activities	(60)	(16,702)	(505)	—	(17,267)
Repayments of long-term debt and capital leases	(12,002)	(2,397)	(64)	—	(14,463)
Proceeds from issuance of long-term debt	—	644	—	—	644
Intercompany payable (receivable)	29,733	(49,486)	19,750	3	—

Net cash provided by (used in) financing activities	17,731	(51,239)	19,686	3	(13,819)
Effect of exchange rate changes on cash and cash equivalents	—	—	(615)	—	(615)

(Decrease) increase in cash and cash equivalents	(3,656)	(3,256)	21,492	—	14,580
Cash and cash equivalents, beginning of period	48,590	3,286	8,320	—	60,196

Cash and cash equivalents, end of period	$44,934	$30	$29,812	$—	$74,776

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 30, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$46,476	$58,010	$4,221	$(62,231)	$46,476
Other cash (used in) provided by operating activities	(84,359)	32,561	(108)	62,232	10,326

Net cash (used in) provided by operating activities	(37,883)	90,571	4,113	1	56,802
Purchases of property, plant and equipment	—	(29,729)	(1,018)	—	(30,747)
Additions to intangibles	—	(134)	(1,171)	—	(1,305)
Proceeds from sale of property and equipment	—	3,586	—	—	3,586
Other investing activities, net	—	(2,099)	2,100	—	1

Net cash used in investing activities	—	(28,376)	(89)	—	(28,465)
Short-term borrowings	30,000	—	—	—	30,000
Short-term repayments	(30,000)	—	—	—	(30,000)
Repayments of long-term debt and capital leases	(6)	(2,213)	(10)	—	(2,229)
Proceeds from issuance of long-term debt	—	2,094	—	—	2,094
Intercompany payable (receivable)	63,823	(63,822)	—	(1)	—

Net cash provided by (used in) financing activities	63,817	(63,941)	(10)	(1)	(135)
Effect of exchange rate changes on cash and cash equivalents	—	—	(386)	—	(386)

Increase (decrease) in cash and cash equivalents	25,934	(1,746)	3,628	—	27,816
Cash and cash equivalents, beginning of period	30,138	2,334	3,542	—	36,014

Cash and cash equivalents, end of period	$56,072	$588	$7,170	$—	$63,830

18. Subsequent Event

On July 1, 2013, Visant announced the acquisition of SAS Carestia (“Carestia”). Headquartered in Grasse, France (known as the world’s fragrance capital), Carestia is regarded as a leading producer of blotter cards, which are constructed for sampling fragrances, to support perfume marketers in France and globally. In addition, Carestia supports the marketing and sale of fragrance through the production of other perfumed marketing solutions for the trial of fragrance as well as decorated packaging solutions. The acquisition was completed through the Company’s subsidiary, Arcade Europe SAS, headquartered in Paris, France. The total purchase consideration was $16.9 million, net of cash, subject to certain subsequent post-closing adjustments.

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

Our Segments

Our three reportable segments as of June 29, 2013 consisted of:

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

The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is primarily attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate the continued volatility of precious metal costs and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover our needs for the remainder of fiscal 2013 and the first half of fiscal 2014.

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

As of August 7, 2013, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.7% of Holdco’s economic interest. As of August 7, 2013, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

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

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”) which requires entities to measure obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for interim and annual periods, beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. We are currently evaluating the impact and disclosure under this guidance but do not expect this standard to have a material impact, if any, on our financial statements.

On March 4, 2013, the FASB issued Accounting Standards Update 2013-05 (“ASU 2013-05”), which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been (1) the sale of a subsidiary or group of net assets within a foreign entity, and the sale represents the substantially complete liquidation of the investment in the foreign entity, (2) a loss of controlling financial interest in an investment in a foreign entity or (3) a step acquisition for a foreign entity. ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We are currently evaluating the impact and disclosure under this guidance but do not expect this standard to have a material impact, if any, on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 29, 2013 Compared to the Three Months Ended June 30, 2012

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended June 29, 2013 and June 30, 2012. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Three months ended
In thousands	June 29, 2013	June 30, 2012	$ Change	% Change
Net sales	$448,536	$464,655	$(16,119)	(3.5%)
Cost of products sold	189,614	198,105	(8,491)	(4.3%)

Gross profit	258,922	266,550	(7,628)	(2.9%)
% of net sales	57.7%	57.4%

Selling and administrative expenses	118,952	122,169	(3,217)	(2.6%)
% of net sales	26.5%	26.3%

Loss (gain) on disposal of fixed assets	4	(328)	332	NM
Special charges	2,673	7,202	(4,529)	NM

Operating income	137,293	137,507	(214)	(0.2%)
% of net sales	30.6%	29.6%

Interest expense, net	38,394	39,443	(1,049)	(2.7%)

Income before income taxes	98,899	98,064	835
Provision for income taxes	42,179	41,451	728	1.8%

Net income	$56,720	$56,613	$107	0.2%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended June 29, 2013 and June 30, 2012. For additional financial information about our operating segments, see Note 15, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	June 29, 2013	June 30, 2012	$ Change	% Change
Net sales
Scholastic	$127,149	$127,937	$(788)	(0.6%)
Memory Book	247,785	257,565	(9,780)	(3.8%)
Marketing and Publishing Services	73,673	79,419	(5,746)	(7.2%)
Inter-segment eliminations	(71)	(266)	195	NM

Net sales	$448,536	$464,655	$(16,119)	(3.5%)

Operating income
Scholastic	$22,880	$18,716	$4,164	22.2%
Memory Book	112,358	114,536	(2,178)	(1.9%)
Marketing and Publishing Services	2,055	4,255	(2,200)	(51.7%)

Operating income	$137,293	$137,507	$(214)	(0.2%)

Depreciation and amortization
Scholastic	$6,866	$6,639	$227	3.4%
Memory Book	11,156	10,858	298	2.7%
Marketing and Publishing Services	7,799	8,076	(277)	(3.4%)

Depreciation and amortization	$25,821	$25,573	$248	1.0%

NM = Not meaningful

Net Sales. Consolidated net sales decreased $16.2 million, or 3.5%, to $448.5 million for the second fiscal quarter ended June 29, 2013 compared to $464.7 million for the second fiscal quarter ended June 30, 2012.

Net sales for the Scholastic segment were $127.1 million for the second fiscal quarter of 2013, a decrease of 0.6%, compared to $127.9 million for the second fiscal quarter of 2012. This decrease was primarily attributable to lower professional championship revenues, partially offset by a shift of approximately $4 million of jewelry sales to the second quarter of 2013 from earlier in the school year due to timing of deliveries.

Net sales for the Memory Book segment were $247.8 million for the second fiscal quarter of 2013, a decrease of 3.8%, compared to $257.6 million for the second fiscal quarter of 2012. This decrease was primarily attributable to lower yearbook volume.

Net sales for the Marketing and Publishing Services segment for the second fiscal quarter of 2013 decreased $5.7 million, or 7.2%, to $73.7 million from $79.4 million for the second fiscal quarter of 2012. This decrease was primarily attributable to lower volume in our sampling operations, partially offset by higher volume in our direct mail operations.

Gross Profit. Consolidated gross profit decreased $7.7 million, or 2.9%, to $258.9 million for the three months ended June 29, 2013 from $266.6 million for the three-month period ended June 30, 2012. As a percentage of net sales, gross profit margin for the three months ended June 29, 2013 increased to 57.7% from 57.4% for the comparative period in 2012. The increase in gross profit margin was primarily due to cost savings from the consolidation of certain facilities in our Memory Book segment and other reductions in force. Partially offsetting the impact of such cost savings was lower overall volume in our Memory Book segment as well as lower volumes in our marketing and publishing operations.

Selling and Administrative Expenses. Selling and administrative expenses decreased $3.2 million, or 2.6%, to $119.0 million for the three months ended June 29, 2013 from $122.2 million for the comparative period in 2012. This decrease reflected the impact of cost reduction initiatives taken during fiscal years 2012 and 2013. As a percentage of net sales, selling and administrative expenses were essentially flat when compared to the prior year comparable period.

Special Charges. For the three months ended June 29, 2013, we recorded $1.6 million, $0.3 million and $0.1 million of restructuring costs in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the second fiscal quarter ended June 29, 2013 was approximately $0.7 million of non-cash asset impairment charges in the Memory Book segment associated with the consolidation of our Topeka, Kansas facility, which was substantially completed in early 2013. The associated employee headcount reductions related to the above actions were 96, six and four in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

For the three months ended June 30, 2012, we recorded $7.1 million of restructuring costs and $0.1 million of other special charges. Restructuring costs consisted of $5.5 million of severance and related benefits associated with the consolidation of our Topeka, Kansas facility, and $0.9 million of severance and related benefits in the Scholastic segment associated with reductions in force. Also included for the second fiscal quarter ended June 30, 2012 were $0.7 million of costs consisting of severance and related benefits associated with reductions in force in connection with the consolidation of certain operations in the Marketing and Publishing Services segment. Other special charges consisted of $0.1 million of non-cash asset related impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 374 and 21 in the Memory Book and Scholastic segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $0.2 million to $137.3 million for the three months ended June 29, 2013 compared to $137.5 million for the comparable period in 2012. As a percentage of net sales, operating income increased to 30.6% for the second fiscal quarter of 2013 from 29.6% for the same period in 2012.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	June 29, 2013	June 30, 2012	$ Change	% Change
Interest expense	$35,250	$36,402	$(1,152)	(3.2%)
Amortization of debt discount, premium and deferred financing costs	3,173	3,064	109	3.6%
Interest income	(29)	(23)	(6)	NM

Interest expense, net	$38,394	$39,443	$(1,049)	(2.7%)

NM = Not meaningful

Net interest expense decreased $1.0 million for the three months ended June 29, 2013 compared to $39.4 million for the comparative 2012 period. This decrease in interest expense was primarily due to lower overall borrowings for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012.

Income Taxes. We recorded an income tax provision for the three months ended June 29, 2013 based on our best estimate of the consolidated effective tax rate applicable for the entire 2013 fiscal year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended June 29, 2013 and June 30, 2012 were 42.6% and 42.3%, respectively. The increase in tax rate for the three-month period ended June 29, 2013 was due largely to a nonrecurring reduction in tax reserves during the quarter ended June 30, 2012 that was not present in the comparable quarter for 2013. This unfavorable tax rate effect was partially offset by the favorable tax rate effect in 2013 of the domestic manufacturing deduction.

Net Income. As a result of the aforementioned items, we reported net income of $56.7 million for the three months ended June 29, 2013 compared to net income of $56.6 million for the three months ended June 30, 2012.

Six Months Ended June 29, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the six-month periods ended June 29, 2013 and June 30, 2012. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Six months ended
In thousands	June 29, 2013	June 30, 2012	$ Change	% Change
Net sales	$693,472	$723,458	$(29,986)	(4.1%)
Cost of products sold	310,506	324,724	(14,218)	(4.4%)

Gross profit	382,966	398,734	(15,768)	(4.0%)
% of net sales	55.2%	55.1%

Selling and administrative expenses	229,049	233,107	(4,058)	(1.7%)
% of net sales	33.0%	32.2%

Loss (gain) on disposal of fixed assets	27	(2,166)	2,193	NM
Special charges	3,530	8,692	(5,162)	NM

Operating income	150,360	159,101	(8,741)	(5.5%)
% of net sales	21.7%	22.0%

Interest expense, net	77,774	78,919	(1,145)	(1.5%)

Income before income taxes	72,586	80,182	(7,596)	(9.5%)
Provision for income taxes	30,801	33,706	(2,905)	(8.6%)

Net income	$41,785	$46,476	$(4,691)	(10.1%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the six-month periods ended June 29, 2013 and June 30, 2012. For additional financial information about our operating segments, see Note 15, Business Segments, to the condensed consolidated financial statements.

	Six months ended
In thousands	June 29, 2013	June 30, 2012	$ Change	% Change
Net sales
Scholastic	$272,723	$283,338	$(10,615)	(3.7%)
Memory Book	253,419	263,088	(9,669)	(3.7%)
Marketing and Publishing Services	167,565	177,310	(9,745)	(5.5%)
Inter-segment eliminations	(235)	(278)	43	NM

Net sales	$693,472	$723,458	$(29,986)	(4.1%)

Operating income
Scholastic	$43,800	$42,638	$1,162	2.7%
Memory Book	97,696	100,142	(2,446)	(2.4%)
Marketing and Publishing Services	8,864	16,321	(7,457)	(45.7%)

Operating income	$150,360	$159,101	$(8,741)	(5.5%)

Depreciation and amortization
Scholastic	$16,420	$15,841	$579	3.7%
Memory Book	19,417	19,209	208	1.1%
Marketing and Publishing Services	16,139	16,521	(382)	(2.3%)

Depreciation and amortization	$51,976	$51,571	$405	0.8%

NM = Not meaningful

Net Sales. Consolidated net sales decreased $30.0 million, or 4.1%, to $693.5 million for the six months ended June 29, 2013 compared to $723.5 million for the prior year comparable period.

Net sales for the Scholastic segment for the six months ended June 29, 2013 decreased by $10.6 million, or 3.7%, to $272.7 million compared to $283.3 million for the six months ended June 30, 2012. This decrease was primarily attributable to lower volume in our announcement products and lower jewelry volume driven by less revenue from professional championship ring deliveries during the first six months of 2013 compared to the first six months of 2012. Partially offsetting the decrease was the shift of $4 million of jewelry sales to the second quarter of 2013 from earlier in the school year.

Net sales for the Memory Book segment were $253.4 million for the six-month period ended June 29, 2013, a decrease of 3.7%, compared to $263.1 million for the six-month period ended June 30, 2012. This decrease was primarily attributable to lower yearbook volume.

Net sales for the Marketing and Publishing Services segment decreased to $167.6 million for the first six months of fiscal 2013 compared to $177.3 million during the first six months of fiscal 2012. This decrease was primarily attributable to lower volume in our publishing services and sampling operations, partially offset by higher volume in our direct mail operations.

Gross Profit. Consolidated gross profit decreased $15.7 million, or 4.0%, to $383.0 million for the six months ended June 29, 2013 from $398.7 million for the six-month period ended June 30, 2012. As a percentage of net sales, gross profit margin increased slightly to 55.2% for the six months ended June 29, 2013 from 55.1% for the comparative period in 2012. The decrease in gross profit was primarily due to lower overall volume in our Memory Book and Marketing and Publishing Services segments and, to a lesser extent, in our Scholastic segment, which saw an overall sales volume decrease in historically lower margin products, including championships rings. Partially offsetting this unfavorable impact were cost savings from the consolidation of certain facilities in our Memory Book segment and other reductions in force.

Selling and Administrative Expenses. Selling and administrative expenses decreased $4.1 million, or 1.7%, to $229.0 million for the six months ended June 29, 2013 from $233.1 million for the corresponding period in 2012. Included in such amount was an aggregate of $6.3 million of nonrecurring employment expense related to certain executive transitions.

Excluding the impact of this $6.3 million of nonrecurring employment expense, selling and administrative expenses for the six months ended June 29, 2013 decreased approximately $10.4 million compared to the six months ended June 30, 2012, which was primarily the result of a decrease in sales commissions driven by lower overall sales in our Jostens segments and cost reduction initiatives taken during fiscal years 2012 and 2013. Excluding the nonrecurring employment expenses related to certain executive transitions, selling and administrative expenses, as a percentage of net sales, decreased slightly to 32.1% for the second fiscal quarter of 2013 from 32.2% for the prior year comparable period.

Special Charges. During the six-month period ended June 29, 2013, we recorded $1.8 million, $0.8 million and $0.2 million of restructuring costs in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the six months ended June 29, 2013 was approximately $0.7 million of non-cash asset impairment charges in the Memory Book segment associated with the consolidation of our Topeka, Kansas facility. The associated employee headcount reductions related to the above actions were 103, 17 and seven in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

During the six-month period ended June 30, 2012, we recorded $8.3 million of restructuring costs and $0.4 million of other special charges. Restructuring costs consisted of $5.5 million, $2.0 million and $0.9 million of severance and related benefits associated with the consolidation of our Topeka, Kansas facility and reductions in force in the Marketing and Publishing Services and Scholastic segments, respectively. Other special charges consisted of $0.4 million of non-cash asset related impairment charges associated with the consolidation of certain facilities in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 374, 57 and 21 in the Memory Book, Marketing and Publishing Services and Scholastic segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $8.7 million to $150.4 million for the six months ended June 29, 2013 compared to $159.1 million for the comparable period in 2012. As a percentage of net sales, operating income was 21.7% and 22.0% for the six-month periods ended June 29, 2013 and June 30, 2012, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

	Six months ended
In thousands	June 29, 2013	June 30, 2012	$ Change	% Change
Interest expense	$71,065	$72,866	$(1,801)	(2.5%)
Amortization of debt discount, premium and deferred financing costs	6,743	6,098	645	10.6%
Interest income	(34)	(45)	11	NM

Interest expense, net	$77,774	$78,919	$(1,145)	(1.5%)

NM = Not meaningful

Net interest expense decreased $1.1 million to $77.8 million for the six months ended June 29, 2013 compared to $78.9 million for the comparative prior year period. This decrease in interest expense was primarily due to lower overall borrowings in the six months ended June 29, 2013 compared to the six months ended June 30, 2012.

Income Taxes. We recorded an income tax provision for the six months ended June 29, 2013 based on our best estimate of the consolidated effective tax rate applicable for the entire 2013 fiscal year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the six months ended June 29, 2013 and June 30, 2012 were 42.4% and 42.0%, respectively. The increase in tax rate for the six-month period ended June 29, 2013 was due largely to a nonrecurring reduction in tax reserves during 2012 that was not present in the comparable period for 2013. This unfavorable tax rate effect was partially offset by the favorable tax rate effect in 2013 of the domestic manufacturing deduction. The tax provision for the period ended June 29, 2013 also included a tax benefit of $0.2 million for research and development tax credits from 2012 as a result of tax legislation enacted during January 2013.

Net Income. As a result of the above, net income decreased $4.7 million to $41.8 million for the six months ended June 29, 2013 compared to net income of $46.5 million for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity for the first six months of fiscal 2013 and 2012 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Six months ended
In thousands	June 29, 2013	June 30, 2012
Net cash provided by operating activities	$46,281	$56,802
Net cash used in investing activities	(17,267)	(28,465)
Net cash used in financing activities	(13,819)	(135)
Effect of exchange rate changes on cash	(615)	(386)

Increase in cash and cash equivalents	$14,580	$27,816

For the six months ended June 29, 2013, cash provided by operating activities decreased $10.5 million to $46.3 million compared to $56.8 million for the comparative 2012 period. The decrease in cash provided by operating activities was attributable to lower cash earnings and the timing of working capital needs.

Net cash used in investing activities for the six months ended June 29, 2013 decreased $11.2 million to $17.3 million compared with $28.5 million for the comparative 2012 period. This reduction was primarily driven by lower expenditures for property, plant and equipment partially offset by a reduction in proceeds from the sale of property, plant and equipment. Our capital expenditures relating to purchases of property, plant and equipment were $17.2 million and $30.7 million for the six months ended June 29, 2013 and June 30, 2012, respectively.

Net cash used in financing activities for the six months ended June 29, 2013 was $13.8 million, compared with $0.1 million for the comparative 2012 period. Net cash used in financing activities for the six months ended June 29, 2013 included an aggregate payment of $12.0 million on the outstanding Term Loan Credit Facility, inclusive of a voluntary pre-payment of $1.3 million and a payment of $10.7 million under the excess cash flow provisions of the Term Loan Credit Facility, and $1.8 million of net repayments of long-term debt related to equipment financing arrangements and capital lease obligations. Net cash used in financing activities for the six months ended June 30, 2012 primarily consisted of $2.2 million of repayments of long-term debt offset by $2.1 million of proceeds from the issuance of long-term debt in connection with equipment financing arrangements.

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

We have substantial debt service requirements and are highly leveraged. As of June 29, 2013, we had total indebtedness of $1,886.3 million, including $1,140.4 million outstanding under the Term Loan Credit Facility, $736.7 million aggregate principal amount of Senior Notes and $9.2 million of outstanding borrowings under capital lease and equipment financing arrangements and excluding $11.5 million of standby letters of credit outstanding and $13.6 million of original issue discount related to the Term Loan Credit Facility. Our cash and cash equivalents as of June 29, 2013 totaled $74.8 million. We had no outstanding borrowings under the Revolving Credit Facility as of June 29, 2013 (other than the $11.5 million outstanding in the form of standby letters of credit). As of June 29, 2013, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $163.5 million of available borrowings (net of standby letters of credit) under the $175.0 million Revolving Credit Facility as of June 29, 2013.

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

There were no material changes in our exposure to market risk during the quarter ended June 29, 2013. During the first six months of 2013, the price of gold remained highly volatile. To mitigate the continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover our needs for fiscal 2013 and the first half of fiscal 2014. For additional information, refer to the discussion under Part I, Item 1, Note 11, Commitments and Contingencies and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, elsewhere in this report and Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

During the quarter ended June 29, 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither Visant’s nor Holdco’s equity securities are registered pursuant to Section 12 of the Exchange Act. For the second fiscal quarter ended June 29, 2013, neither we nor Holdco issued or sold any equity securities, except that on April 15, 2013, April 23, 2013 and June 10, 2013, 185, 295 and 129 shares of Holdco’s Class A Common Stock were issued to three former employees, respectively, in connection with the exercise of vested options by such former employees in connection with their separation from service.

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

VISANT CORPORATION

Date: August 13, 2013	/s/ Marc L. Reisch
Marc L. Reisch
President and Chief Executive Officer (principal executive officer)

Date: August 13, 2013	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer (principal financial and accounting officer)