Form 10-Q
period 2013-09-28
VISANT CORP
filed 2013-11-12
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

As of November 5, 2013, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

		Page
	PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 28, 2013 and September 29, 2012	1

	Condensed Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40

ITEM 4.	Controls and Procedures	40

	PART II - OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 5.	Other Information	41

ITEM 6.	Exhibits	41

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three months ended		Nine months ended
In thousands	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$207,551	$206,899	$901,023	$930,357
Cost of products sold	114,667	109,394	425,173	434,118

Gross profit	92,884	97,505	475,850	496,239
Selling and administrative expenses	80,901	87,467	309,950	320,574
Gain on disposal of fixed assets	(69)	(149)	(42)	(2,315)
Special charges	7,951	1,938	11,481	10,630

Operating income	4,101	8,249	154,461	167,350
Interest expense, net	38,587	39,453	116,361	118,372

(Loss) income before income taxes	(34,486)	(31,204)	38,100	48,978
(Benefit from) provision for income taxes	(7,438)	(11,753)	23,363	21,953

Net (loss) income	$(27,048)	$(19,451)	$14,737	$27,025

Comprehensive (loss) income	$(24,930)	$(18,654)	$18,999	$26,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	September 28, 2013	December 29, 2012
ASSETS
Cash and cash equivalents	$33,281	$60,196
Accounts receivable, net	112,305	104,785
Inventories	95,286	111,343
Salespersons overdrafts, net of allowance of $9,656 and $10,003, respectively	22,229	24,144
Prepaid expenses and other current assets	15,289	17,952
Income tax receivable	1,232	2,928
Deferred income taxes	17,352	25,184

Total current assets	296,974	346,532

Property, plant and equipment	542,478	526,143
Less accumulated depreciation	(347,236)	(322,478)

Property, plant and equipment, net	195,242	203,665
Goodwill	926,772	918,946
Intangibles, net	380,223	401,323
Deferred financing costs, net	35,517	42,740
Deferred income taxes	2,564	2,472
Other assets	11,754	10,728

Total assets	$1,849,046	$1,926,406

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Short-term borrowings	$19,000	$—
Accounts payable	48,556	55,103
Accrued employee compensation and related taxes	33,648	31,511
Commissions payable	3,300	12,345
Customer deposits	50,803	175,145
Income taxes payable	11,749	49,321
Current portion of long-term debt and capital leases	4,946	15,236
Interest payable	52,228	34,514
Other accrued liabilities	22,320	26,152

Total current liabilities	246,550	399,327

Long-term debt and capital leases—less current maturities	1,868,379	1,869,215
Deferred income taxes	126,253	134,703
Pension liabilities, net	124,458	129,627
Other noncurrent liabilities	45,162	34,871

Total liabilities	2,410,802	2,567,743

Mezzanine equity	11	1,216

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at September 28, 2013 and December 29, 2012	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at September 28, 2013 and December 29, 2012	—	—
Additional paid-in-capital	61,890	103
Accumulated deficit	(539,362)	(554,099)
Accumulated other comprehensive loss	(84,295)	(88,557)

Total stockholder’s deficit	(561,767)	(642,553)

Total liabilities, mezzanine equity and stockholder’s deficit	$1,849,046	$1,926,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
In thousands	September 28, 2013	September 29, 2012
Net income	$14,737	$27,025
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,214	35,716
Amortization of intangible assets	33,369	40,822
Amortization of debt discount, premium and deferred financing costs	9,970	9,209
Other amortization	251	302
Deferred income taxes	(6,999)	(4,976)
Gain on disposal of fixed assets	(42)	(2,315)
Stock-based compensation	98	393
Loss on asset impairments	666	1,723
Other	—	575
Changes in assets and liabilities:
Accounts receivable	(2,681)	(6,327)
Inventories	17,104	14,488
Salespersons overdrafts	1,863	1,980
Prepaid expenses and other current assets	4,338	2,974
Accounts payable and accrued expenses	(9,434)	(4,825)
Customer deposits	(124,063)	(124,666)
Commissions payable	(9,014)	(12,407)
Income taxes payable/receivable	23,775	30,364
Interest payable	17,714	19,333
Other operating activities, net	1,821	(23,591)

Net cash provided by operating activities	11,687	5,797

Purchases of property, plant and equipment	(26,403)	(43,014)
Proceeds from sale of property and equipment	1,258	3,932
Acquisition of business, net of cash acquired	(16,939)	—
Additions to intangibles	(231)	(3,080)
Other investing activities, net	—	1

Net cash used in investing activities	(42,315)	(42,161)

Short-term borrowings	24,000	96,048
Short-term repayments	(5,000)	(35,000)
Repayment of long-term debt and capital lease obligations	(15,652)	(3,376)
Proceeds from issuance of long-term debt and capital leases	644	2,094

Net cash provided by financing activities	3,992	59,766

Effect of exchange rate changes on cash and cash equivalents	(279)	(256)

(Decrease) increase in cash and cash equivalents	(26,915)	23,146
Cash and cash equivalents, beginning of period	60,196	36,014

Cash and cash equivalents, end of period	$33,281	$59,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

As of September 28, 2013, affiliates of KKR and DLJMBP III (collectively, the “Sponsors”) held approximately 49.2% and 41.2%, respectively, of Visant Holding Corp.’s (“Holdco”) voting interest, while each held approximately 44.8% of Holdco’s economic interest. As of September 28, 2013, the other co-investors held approximately 8.4% of the voting interest and approximately 9.1% of the economic interest of Holdco, and members of management held approximately 1.2% of the voting interest and approximately 1.3% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Visant and its subsidiaries are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Visant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 30, 2013 and June 29, 2013.

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the total net warranty costs on rings was $0.7 million for each of the quarters ended September 28, 2013 and September 29, 2012. The provision for the total net warranty costs on rings was $3.0 million and $3.3 million for the nine-month periods ended September 28, 2013 and September 29, 2012, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the Condensed Consolidated Balance Sheets were approximately $0.6 million as of each of September 28, 2013 and December 29, 2012.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $2.2 million and $2.9 million for the quarters ended September 28, 2013 and September 29, 2012, respectively. Advertising expense totaled $6.6 million for the nine months ended September 28, 2013 and $7.1 million for the nine months ended September 29, 2012.

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

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. Visant recognized total stock-based compensation expense of $0.6 million and $0.2 million for the three months ended September 28, 2013 and September 29, 2012, respectively. Visant recognized total stock-based compensation expense of $0.7 million and $0.4 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Stock-based compensation is included in selling and administrative expenses. Refer to Note 15, Stock-Based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the Condensed Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012, respectively.

Recently Adopted Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02 (“ASU 2012-02”), which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset, other than goodwill, for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On January 31, 2013, the FASB issued Accounting Standards Update 2013-01 (“ASU 2013-01”), which clarifies the scope of the offsetting disclosure requirements. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02 (“ASU 2013-02”), which amends existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 became effective for interim and annual periods beginning on or after December 15, 2012, to be applied on a prospective basis. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”), which requires entities to measure obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the impact and disclosure under this guidance but does not expect this standard to have a material impact, if any, on its financial statements.

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

On July 17, 2013, the FASB issued Accounting Standards Update 2013-10 (“ASU 2013-10”), which amends ASC 815 to allow entities to use the federal funds effective swap rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. ASU 2013-10 also eliminates the provision in ASC 815 which prohibited the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. ASU 2013-10 is effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 and for hedging relationships redesignated on or after that date. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11 (“ASU 2013-11”), which provides guidance on the financial statement presentation of unrecognized tax benefits (“UTB”) when a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward exists. Under ASU 2013-11, an entity must present a UTB, or a portion of a UTB, in its financial statements as a reduction to a deferred tax asset (“DTA”) for a NOL carryforward, a similar tax loss or a tax credit carryforward, except when (1) a NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (2) the entity does not intend to use the DTA for this purpose. If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The amendment should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. The Company is currently evaluating the impact and disclosure under this guidance but does not expect this standard to have a material impact, if any, on its financial statements.

3.	Restructuring Activity and Other Special Charges

For the three months ended September 28, 2013, the Company recorded a non-recurring charge of approximately $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007. Also included in special charges for the third fiscal quarter ended September 28, 2013 were $0.2 million and $0.1 million of restructuring costs in the Marketing and Publishing Services and Scholastic segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were seven and four in the Memory Book and Marketing and Publishing Services segments, respectively.

For the nine-month period ended September 28, 2013, the Company recorded a non-recurring charge of approximately $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 and $0.7 million of non-cash asset impairment charges associated with the consolidation of Jostens’ Topeka, Kansas facility. Also included in special charges for the nine months ended September 28, 2013 were $1.9 million, $0.8 million and $0.4 million of restructuring costs in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were 103, 21 and 14 in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

For the three months ended September 29, 2012, the Company recorded $0.6 million of restructuring costs and $1.4 million of other special charges. Restructuring costs consisted of $0.4 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility and $0.2 million of severance and related benefits in the Marketing and Publishing Services segment associated with reductions in force. Other special charges consisted of $1.4 million of non-cash asset impairment charges in the Memory Book segment associated with the consolidation of Jostens’ Topeka, Kansas facility. There was one associated employee headcount reduction related to the above actions in the Marketing and Publishing Services segment.

For the nine-month period ended September 29, 2012, the Company recorded $8.9 million of restructuring costs and $1.8 million of other special charges. Restructuring costs consisted of $5.9 million, $2.2 million and $0.9 million of severance and related benefits associated with the consolidation of Jostens’ Topeka, Kansas facility in the Memory Book segment, and reductions in force in the Marketing and Publishing Services and Scholastic segments, respectively. Other special charges consisted of $1.4 million and $0.4 million of non-cash asset impairment charges associated with the consolidation of certain facilities in the Memory Book and Marketing and Publishing Services segments, respectively. The associated employee headcount reductions related to the above actions were 374, 58 and 21 in the Memory Book, Marketing and Publishing Services and Scholastic segments, respectively.

Restructuring accruals of $8.6 million and $2.9 million as of September 28, 2013 and December 29, 2012, respectively, are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. These accruals included amounts provided for severance and related benefits related to reductions in force in each segment.

On a cumulative basis through September 28, 2013, the Company incurred $28.5 million of employee severance and related benefit costs related to the 2013, 2012 and 2011 initiatives, which affected an aggregate of 1,040 employees. The Company had paid $19.9 million in cash related to these initiatives as of September 28, 2013.

Changes in the restructuring accruals during the first nine months of fiscal 2013 were as follows:

In thousands	2013 Initiatives	2012 Initiatives	2011 Initiatives	Total
Balance at December 29, 2012	$—	$2,918	$13	$2,931
Restructuring charges	10,508	305	2	10,815
Severance and related benefits paid	(2,156)	(2,947)	(15)	(5,118)

Balance at September 28, 2013	$8,352	$276	$—	$8,628

The majority of the remaining severance and related benefits associated with all initiatives are expected to be paid by the end of fiscal 2014.

4.	Acquisitions

On July 1, 2013, the Company announced the acquisition of SAS Carestia (“Carestia”), a leading producer of fragrance blotter cards, for a total purchase price of $16.9 million, net of cash, subject to certain subsequent post-closing adjustments. The acquisition was completed through the Company’s subsidiary, Arcade Europe SAS, headquartered in Paris, France. The results of the acquired Carestia operations are reported as part of the Marketing and Publishing Services segment from the date of acquisition.

The aggregate cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The final allocation of the purchase price for the Carestia acquisition is as follows:

In thousands	September 28, 2013
Current assets	$10,303
Property, plant and equipment	5,025
Intangible assets	8,954
Goodwill	7,683
Long-term assets	120
Current liabilities	(4,853)
Long-term liabilities	(4,811)

$22,421

In connection with the purchase accounting related to the acquisition of Carestia, the intangible assets and goodwill approximated $16.6 million and consisted of:

In thousands	September 28, 2013
Customer relationships	$6,058
Non-compete agreements	262
Trademarks (definite lived)	2,634
Goodwill	7,683

$16,637

5.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (“AOCL”), by component, for the three months ended September 28, 2013 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of June 29, 2013	$(3,551)	$2,413	$(85,275)	$(86,413)
Change in fair value of derivatives, net of tax of $0.3 million	(575)	—	—	(575)
Change in cumulative translation adjustment	—	1,509	—	1,509
Change in pension and other postretirement benefit plans, net of tax of $0.4 million	—	—	634	634
Amounts reclassified from AOCL, net of tax of $0.3 million	550	—	—	550

Balance as of September 28, 2013	$(3,576)	$3,922	$(84,641)	$(84,295)

The changes in AOCL, by component, for the nine-month period ended September 28, 2013 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of December 29, 2012	$(5,387)	$3,374	$(86,544)	$(88,557)
Change in fair value of derivatives, net of tax of $0.1 million	161	—	—	161
Change in cumulative translation adjustment	—	548	—	548
Change in pension and other postretirement benefit plans, net of tax of $1.2 million	—	—	1,903	1,903
Amounts reclassified from AOCL, net of tax of $1.0 million	1,650	—	—	1,650

Balance as of September 28, 2013	$(3,576)	$3,922	$(84,641)	$(84,295)

6.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	September 28, 2013	December 29, 2012
Trade receivables	$122,304	$115,775
Allowance for doubtful accounts	(4,897)	(4,932)
Allowance for sales returns	(5,102)	(6,058)

Accounts receivable, net	$112,305	$104,785

7.	Inventories

Inventories were comprised of the following:

In thousands	September 28, 2013	December 29, 2012
Raw materials and supplies	$40,472	$37,920
Work-in-process	27,483	43,662
Finished goods	27,331	29,761

Inventories	$95,286	$111,343

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. As required by the terms of the agreement, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at September 28, 2013 and December 29, 2012 was $22.3 million and $32.8 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.2 million for the three-month period ended September 28, 2013 and $0.3 million for the three-month period ended September 29, 2012. The consignment fees for the nine months ended September 28, 2013 and September 29, 2012 were $0.6 million and $0.8 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a non-recurring basis. During the nine months ended September

28, 2013, certain assets were recorded at fair value on a non-recurring basis as a result of impairment charges. Long-lived assets were measured at fair value on a non-recurring basis using Level 2 inputs as defined in the fair value hierarchy. For the nine-month period ended September 28, 2013, long-lived assets held and used with a carrying value of $1.8 million exceeded expected cash flows and were written down to their fair value of $1.1 million, resulting in an impairment charge of approximately $0.7 million. The fair value for such long-lived assets was based on observable market data for similar assets. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during the nine months ended September 28, 2013 on a non-recurring basis.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3
In thousands	September 28, 2013				Total Loss
Long-lived assets held and used	$1,100	$—	$1,100	$—	$666

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used Level 2 inputs to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of each of September 28, 2013 and December 29, 2012.

As of September 28, 2013, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”), with aggregate principal amount outstanding of $736.7 million, approximated $693.6 million at such date. As of September 28, 2013, the fair value of the term loan B facility maturing in 2016 (the “Term Loan Credit Facility”), with aggregate principal outstanding amount of $1,140.4 million, approximated $1,110.6 million at such date.

As of December 29, 2012, the fair value of the Senior Notes, with aggregate principal amount outstanding of $736.7 million, approximated $682.9 million at such date. As of December 29, 2012, the fair value of the Term Loan Credit Facility, with aggregate principal amount outstanding of $1,152.4 million, approximated $1,047.1 million at such date.

Each of the Senior Notes and the Term Loan Credit Facility are classified within Level 2 of the valuation hierarchy as of each of September 28, 2013 and December 29, 2012.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at December 29, 2012	$301,027	$391,178	$226,741	$918,946
Goodwill additions during the period	—	—	7,683	7,683
Currency translation	(73)	—	216	143

Balance at September 28, 2013	$300,954	$391,178	$234,640	$926,772

Information regarding other intangible assets is as follows:

		September 28, 2013			December 29, 2012
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(330,000)	$—	$330,000	$(311,034)	$18,966
Internally developed software	2 to 5 years	8,600	(8,600)	—	8,600	(8,600)	—
Patented/unpatented technology	3 years	14,999	(12,639)	2,360	14,767	(12,102)	2,665
Customer relationships	4 to 40 years	165,908	(68,922)	96,986	159,969	(61,167)	98,802
Trademarks (definite lived)	20 years	3,181	(103)	3,078	489	(65)	424
Restrictive covenants	3 to 10 years	45,323	(29,004)	16,319	53,189	(34,203)	18,986

		568,011	(449,268)	118,743	567,014	(427,171)	139,843
Trademarks	Indefinite	261,480	—	261,480	261,480	—	261,480

		$829,491	$(449,268)	$380,223	$828,494	$(427,171)	$401,323

Amortization expense related to other intangible assets was $7.2 million and $13.6 million for the three months ended September 28, 2013 and September 29, 2012, respectively. For the nine months ended September 28, 2013 and September 29, 2012, amortization expense related to other intangible assets was $33.4 million and $40.8 million, respectively. During the nine months ended September 28, 2013, approximately $11.0 million of fully amortized restrictive covenants were written off.

Based on intangible assets in service as of September 28, 2013, estimated amortization expense for the remainder of fiscal 2013 and each of the five succeeding fiscal years is $4.7 million for the remainder of fiscal 2013, $17.1 million for 2014, $15.8 million for 2015, $13.6 million for 2016, $10.1 million for 2017 and $9.1 million for 2018.

10.	Debt

Debt obligations as of September 28, 2013 and December 29, 2012 consisted of the following:

In thousands	September 28, 2013	December 29, 2012
Senior secured term loan facilities, net of original issue discount of $12.7 million:
Term Loan B, variable rate, 5.25% at September 28, 2013 with quarterly interest payments, principal due and payable at maturity - December 2016	$1,127,658	$1,136,905
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $36.8 million in April and October, principal due and payable at maturity - October 2017	736,670	736,670

	1,864,328	1,873,575
Borrowings under senior secured revolving credit facilities	19,000	—
Equipment financing arrangements	4,461	6,093
Capital lease obligations	4,536	4,783

Total debt	$1,892,325	$1,884,451

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

As of September 28, 2013, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.00%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of September 28, 2013, there was $19.0 million of short-term borrowings outstanding under the Revolving Credit Facility and $11.5 million outstanding in the form of letters of credit, leaving $144.5 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

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

11.	Derivative Financial Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its management of interest rate risk. During the three and nine months ended September 28, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of September 28, 2013, the Company had three outstanding interest rate derivatives with an outstanding aggregate notional amount of $550.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of September 28, 2013, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $3.2 million will be reclassified as an increase to interest expense through the third fiscal quarter of 2014.

The fair value of outstanding derivative instruments as of September 28, 2013 and December 29, 2012 was as follows:

Classification in the Consolidated Balance Sheets

In thousands		September 28, 2013	December 29, 2012

Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$3,168	$3,399
Interest rate swaps	Other noncurrent liabilities	2,536	5,205

Total		$5,704	$8,604

The following table summarizes the activity of derivative instruments that qualify for hedge accounting as of December 29, 2012 and September 28, 2013, and the impact of such derivative instruments on accumulated other comprehensive loss for the nine months ended September 28, 2013:

In thousands	December 29, 2012	Amount of gain recognized in Accumulated Other Comprehensive Loss on derivatives (effective portion)	Amount of loss reclassified from Accumulated Other Comprehensive Loss to interest expense (effective portion)	September 28, 2013
Interest rate swaps designated as cash flow hedges	$(8,604)	$257	$2,643	$(5,704)

The following table provides the location in the Company’s financial statements of the recognized gain or loss related to such derivative instruments:

	Three months ended
In thousands	September 28, 2013	September 29, 2012
Interest rate swaps designated as cash flow hedges recognized in interest expense	$881	$961

	Nine months ended
In thousands	September 28, 2013	September 29, 2012
Interest rate swaps designated as cash flow hedges recognized in interest expense	$2,643	$2,862

Based on an evaluation of the inputs used, the Company has categorized its derivative instruments to be within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the derivative instruments at the end of the applicable reporting period.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of September 28, 2013 and September 29, 2012, the Company did not have any derivatives outstanding that were not designated as hedges.

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of September 28, 2013, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $6.9 million. As of September 28, 2013, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 28, 2013, it could have been required to settle its obligations under the agreements at their termination value of $6.9 million.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $21.1 million outstanding as of September 28, 2013 with delivery dates occurring through 2014. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of September 28, 2013, the fair market value of open precious metal forward contracts was $18.8 million based on quoted future prices for each contract.

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

The Company recorded an income tax provision for the nine months ended September 28, 2013 based on its best estimate of the consolidated effective tax rate applicable for the entire 2013 fiscal year. The estimated full-year consolidated effective tax rate for fiscal 2013 is 61.2% before taking into account the impact of less than $0.1 million of accruals considered a current period tax expense. The combined effect of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective tax rate of 61.3% for the nine-month period ended September 28, 2013.

For the comparable nine-month period ended September 29, 2012, the effective income tax rate was 44.8%. The increase in tax rate for the nine-month period ended September 28, 2013 was due primarily to the unfavorable tax effect of dividend repatriations and nondeductible expenses and a smaller pre-tax income base compared to the prior year period. Also contributing to the tax rate increase for the current year period was a non-recurring reduction in tax reserves during 2012 that was not present in the comparable period for 2013. The tax provision for the nine-month period ended September 28, 2013 also included a tax benefit of $0.3 million for research and development tax credits from 2012 as a result of tax legislation enacted during January 2013.

The Company anticipates that the net operating losses from 2010 and 2011 that were not utilized during 2012 will be substantially utilized in 2013. Accordingly, the Company’s estimated consolidated effective tax rate for fiscal 2013 does not reflect a benefit for the domestic manufacturing deduction because a small portion of the Company’s net operating loss carryforwards will not be fully utilized until 2014. The effect of foreign earnings repatriations continues to unfavorably impact the Company’s effective tax rate.

For the nine-month period ended September 28, 2013, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.3 million. At September 28, 2013, the Company’s unrecognized tax benefit liability totaled $11.7 million, including interest and penalty accruals totaling $3.2 million. At December 29, 2012, the Company’s unrecognized tax benefit liability totaled $11.4 million, including interest and penalty accruals totaling $3.0 million. Substantially all of the liability was included in noncurrent liabilities for both periods.

Holdco’s income tax filings for 2005 to 2012 are subject to examination in the U.S federal tax jurisdiction. In connection with an examination of Holdco’s income tax filings for 2005 and 2006, the Internal Revenue Service proposed certain transfer price adjustments with which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in certain state jurisdictions for the 2005 to 2012 periods, none of which was individually material. The Company’s French income tax filings for 2010 and 2011 are presently under examination by the French tax authorities. The Canada Revenue Agency examination of the Company’s Canadian income tax filings for 2007 and 2008 was concluded in 2011 without adjustment. Although subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.4 million.

In September 2013, the U.S. Treasury issued final regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (the “Code”) regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. The U.S. Treasury also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for the Company’s 2014 fiscal year ending January 3, 2015. The Company continues to review the regulations but does not believe there will be a material impact on its results of operations, financial position or cash flows when they are fully adopted.

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

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit expense (income) for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	September 28,	September 29,	September 28,	September 29,
In thousands	2013	2012	2013	2012
Service cost	$280	$1,145	$—	$1
Interest cost	4,103	4,492	11	15
Expected return on plan assets	(5,489)	(6,009)	—	—
Amortization of prior service cost	—	(211)	(69)	(69)
Amortization of net actuarial loss	1,107	1,528	13	6

Net periodic benefit expense (income)	$1	$945	$(45)	$(47)

	Pension benefits		Postretirement benefits
	Nine months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
In thousands	2013	2012	2013	2012
Service cost	$840	$3,437	$2	$3
Interest cost	12,309	13,477	31	47
Expected return on plan assets	(16,467)	(18,027)	—	—
Amortization of prior service cost	—	(633)	(207)	(207)
Amortization of net actuarial loss	3,321	4,585	39	19

Net periodic benefit expense (income)	$3	$2,839	$(135)	$(138)

As of December 29, 2012, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2013 due to the funded status and credit balances of the qualified plans, and this expectation for 2013 had not changed as of September 28, 2013. For the nine months ended September 28, 2013, the Company did not make any contributions to its qualified pension plans and contributed $2.0 million and $0.1 million to its non-qualified pension plans and postretirement welfare plans, respectively. The non-qualified pension payments made during the nine months ended September 28, 2013 were consistent with the amount anticipated as of December 29, 2012.

15.	Stock-Based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permitted Holdco to grant to key employees and certain other persons stock options and stock awards and provided for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of July 29, 2013, no further grants may be made under the 2003 Plan in accordance with its terms. The 4,180 options issued under the 2003 Plan in January 2004 that remain outstanding expire on the tenth anniversary of the grant date, in or about January 2014.

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock (“Class A Common Stock”). As of September 28, 2013, there were 178,298 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants.

Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate, if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdco to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdco’s Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. Options granted under the 2004 Plan will begin expiring in late 2014. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of September 28, 2013, there were 237,897 options vested under the 2004 Plan and no options unvested and subject to future vesting.

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

During the third quarter of 2013, Jostens implemented a long-term phantom share incentive program with certain of Jostens’ key employees (the “Jostens 2013 LTIP”). The grants of phantom shares to the participating employees were made on terms similar to the April 2013 Special LTIP, including that such shares are subject to vesting based on continued employment. The grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested, following the end of fiscal year 2015 (which occurs on January 2, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 2, 2016, as described therein.

Common Stock

Visant is an indirect, wholly-owned subsidiary of Holdco. The Sponsors hold shares of the Class A Common Stock of Holdco, and additionally certain of Visant’s equity-based incentive compensation plans are based on the value of the Class A Common Stock. There is no established public market for the Class A Common Stock. The fair market value of the Class A Common Stock is established pursuant to the terms of the 2004 Plan and is determined by a third party valuation, and the methodology to determine the fair market value under the equity incentive plans does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Fair value includes any premium for control or discount for minority interests or restrictions on transfers. Holdco used a discounted cash flow analysis and selected public company analysis to determine the enterprise value and share price for the Class A Common Stock.

For the three months ended September 28, 2013 and September 29, 2012, Visant recognized total stock-based compensation expense of $0.6 million and $0.2 million, respectively. For the nine months ended September 28, 2013 and September 29, 2012, Visant recognized total stock-based compensation expense of $0.7 million and $0.4 million, respectively. Stock-based compensation is included in selling and administrative expenses.

For the nine-month periods ended September 28, 2013 and September 29, 2012, there were no issuances of restricted shares or stock options.

As of September 28, 2013, there was no unrecognized stock-based compensation expense related to restricted shares expected to be recognized.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 29, 2012	317	$49.28
Exercised	(31)	$37.57
Granted	—	$—
Forfeited/expired	(44)	$99.55
Cancelled	—	$—

Outstanding at September 28, 2013	242	$41.58

Vested or expected to vest at September 28, 2013	242	$41.58

Exercisable at September 28, 2013	242	$41.58

The weighted-average remaining contractual life of outstanding options at September 28, 2013 was approximately 1.3 years. As of September 28, 2013, there was no unrecognized stock-based compensation expense related to stock options expected to be recognized.

LTIPs

The following table summarizes the 2012 LTIP, April 2013 Special LTIP and Jostens 2013 LTIP award activity for the Company:

	2012	April 2013	Jostens
Units in thousands	LTIP	Special LTIP	2013 LTIP
Outstanding at December 29, 2012	66	—	—
Granted	—	13	68
Forfeited/Expired	—	—	—
Settled/Paid	(1)	—	—
Cancelled	(29)	—	—

Outstanding at September 28, 2013	36	13	68

Vested or expected to vest at September 28, 2013	16	13	68

As of September 28, 2013, there was $0.4 million, $0.6 million and $3.2 million of unrecognized stock-based compensation expense related to the 2012 LTIP, April 2013 Special LTIP and Jostens 2013 LTIP, respectively, to be recognized.

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

The following table presents information of the Company by business segment. Operating (loss) income for the three and nine months ended September 29, 2012 for the Scholastic segment, the Memory Book segment and the Marketing and Publishing Services segment has been adjusted to make an immaterial correction to the previously reported allocation of the Company’s consolidated operating (loss) income by segment.

	Three months ended
In thousands	September 28, 2013	September 29, 2012	$ Change	% Change
Net sales
Scholastic	$44,471	$41,740	$2,731	6.5%
Memory Book	63,164	66,481	(3,317)	(5.0%)
Marketing and Publishing Services	100,085	98,882	1,203	1.2%
Inter-segment eliminations	(169)	(204)	35	NM

	$207,551	$206,899	$652	0.3%

Operating (loss) income
Scholastic	$(19,178)	$(17,624)	$(1,554)	(8.8%)
Memory Book	10,844	9,842	1,002	10.2%
Marketing and Publishing Services	12,435	16,031	(3,596)	(22.4%)

	$4,101	$8,249	$(4,148)	(50.3%)

Depreciation and Amortization
Scholastic	$5,109	$7,729	$(2,620)	(33.9%)
Memory Book	6,241	9,503	(3,262)	(34.3%)
Marketing and Publishing Services	8,508	8,037	471	5.9%

	$19,858	$25,269	$(5,411)	(21.4%)

NM = Not meaningful

	Nine months ended
In thousands	September 28, 2013	September 29, 2012	$ Change	% Change
Net sales
Scholastic	$317,194	$325,078	$(7,884)	(2.4%)
Memory Book	316,583	329,569	(12,986)	(3.9%)
Marketing and Publishing Services	267,650	276,192	(8,542)	(3.1%)
Inter-segment eliminations	(404)	(482)	78	NM

	$901,023	$930,357	$(29,334)	(3.2%)

Operating income
Scholastic	$24,622	$25,014	$(392)	(1.6%)
Memory Book	108,540	109,984	(1,444)	(1.3%)
Marketing and Publishing Services	21,299	32,352	(11,053)	(34.2%)

	$154,461	$167,350	$(12,889)	(7.7%)

Depreciation and Amortization
Scholastic	$21,529	$23,570	$(2,041)	(8.7%)
Memory Book	25,658	28,712	(3,054)	(10.6%)
Marketing and Publishing Services	24,647	24,558	89	0.4%

	$71,834	$76,840	$(5,006)	(6.5%)

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $1.0 million and $0.9 million for the three-month periods ended September 28, 2013 and September 29, 2012, respectively. The Company incurred advisory fees from the Sponsors of $2.9 million and $2.8 million for the nine-month periods ended September 28, 2013 and September 29, 2012, respectively. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of its businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred less than $0.1 million of charges during the three months ended September 28, 2013 and did not incur any charges during the three months ended September 29, 2012 for services provided by KKR Capstone. The Company incurred less than $0.1 million of charges during the nine months ended September 28, 2013 and incurred approximately $0.2 million of charges during the nine months ended September 29, 2012 for services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

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

The Company has participated in providing integrated marketing programs with an affiliate of First Data Corporation, a company which is owned and controlled by affiliates of KKR. This collaborative arrangement was terminated during the quarter ended September 29, 2012, subject to certain possible residual revenue. For the nine months ended September 29, 2012, the amount of revenue that the Company recognized through this arrangement was not material to its financial statements.

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Credit Facilities and the Senior Notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Included in the presentation of “Equity (earnings) in subsidiary, net of tax” is the elimination of intercompany interest expense incurred by the guarantors in the amount of $33.6 million and $34.0 million for the three-month periods ended September 28, 2013 and September 29, 2012, respectively. The elimination of intercompany interest expense incurred by the guarantors was $99.8 million and $101.5 million for the nine-month periods ended September 28, 2013 and September 29, 2012, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

Three months ended September 28, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$184,223	$30,171	$(6,843)	$207,551
Cost of products sold	—	102,699	18,696	(6,728)	114,667

Gross profit	—	81,524	11,475	(115)	92,884
Selling and administrative expenses	(115)	72,996	8,020	—	80,901
Gain on disposal of assets	—	(69)	—	—	(69)
Special charges	—	7,951	—	—	7,951

Operating income	115	646	3,455	(115)	4,101
Interest expense, net	38,132	33,805	256	(33,606)	38,587

(Loss) income before income taxes	(38,017)	(33,159)	3,199	33,491	(34,486)
Provision for (benefit from) income taxes	4,882	(13,366)	1,091	(45)	(7,438)

(Loss) income from operations	(42,899)	(19,793)	2,108	33,536	(27,048)
Equity (earnings) in subsidiary, net of tax	(15,851)	(2,108)	—	17,959	—

Net (loss) income	$(27,048)	$(17,685)	$2,108	$15,577	$(27,048)

Comprehensive (loss) income	$(24,930)	$(17,051)	$3,617	$13,434	$(24,930)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

Three months ended September 29, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$188,861	$21,853	$(3,815)	$206,899
Cost of products sold	—	98,346	14,839	(3,791)	109,394

Gross profit	—	90,515	7,014	(24)	97,505
Selling and administrative expenses	433	81,668	5,366	—	87,467
Gain on disposal of assets	—	(149)	—	—	(149)
Special charges	39	1,899	—	—	1,938

Operating (loss) income	(472)	7,097	1,648	(24)	8,249
Interest expense, net	38,950	34,489	35	(34,021)	39,453

(Loss) income before income taxes	(39,422)	(27,392)	1,613	33,997	(31,204)
(Benefit from) provision for income taxes	(390)	(12,019)	668	(12)	(11,753)

(Loss) income from operations	(39,032)	(15,373)	945	34,009	(19,451)
Equity (earnings) in subsidiary, net of tax	(19,581)	(945)	—	20,526	—

Net (loss) income	$(19,451)	$(14,428)	$945	$13,483	$(19,451)

Comprehensive (loss) income	$(18,654)	$(13,672)	$1,351	$12,321	$(18,654)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

Nine months ended September 28, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$842,181	$76,284	$(17,442)	$901,023
Cost of products sold	—	398,100	44,578	(17,505)	425,173

Gross profit	—	444,081	31,706	63	475,850
Selling and administrative expenses	(367)	287,014	23,303	—	309,950
Gain on disposal of assets	—	(42)	—	—	(42)
Special charges	—	11,481	—	—	11,481

Operating income	367	145,628	8,403	63	154,461
Interest expense, net	114,891	100,896	353	(99,779)	116,361

(Loss) income before income taxes	(114,524)	44,732	8,050	99,842	38,100
Provision for income taxes	6,115	14,361	2,862	25	23,363

(Loss) income from operations	(120,639)	30,371	5,188	99,817	14,737
Equity (earnings) in subsidiary, net of tax	(135,376)	(5,188)	—	140,564	—

Net income	$14,737	$35,559	$5,188	$(40,747)	$14,737

Comprehensive income	$18,999	$37,462	$5,736	$(43,198)	$18,999

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

Nine months ended September 29, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$875,643	$74,031	$(19,317)	$930,357
Cost of products sold	—	404,911	48,541	(19,334)	434,118

Gross profit	—	470,732	25,490	17	496,239
Selling and administrative expenses	(317)	303,674	17,217	—	320,574
Gain on disposal of assets	—	(2,315)	—	—	(2,315)
Special charges	39	10,609	(18)	—	10,630

Operating income	278	158,764	8,291	17	167,350
Interest expense, net	116,669	103,115	135	(101,547)	118,372

(Loss) income before income taxes	(116,391)	55,649	8,156	101,564	48,978
Provision for income taxes	1,723	17,233	2,990	7	21,953

(Loss) income from operations	(118,114)	38,416	5,166	101,557	27,025
Equity (earnings) in subsidiary, net of tax	(145,139)	(5,166)	—	150,305	—

Net income	$27,025	$43,582	$5,166	$(48,748)	$27,025

Comprehensive income	$26,840	$45,849	$5,042	$(50,891)	$26,840

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

September 28, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$17,214	$2,799	$13,268	$—	$33,281
Accounts receivable, net	1,032	90,725	20,548	—	112,305
Inventories	—	88,449	7,192	(355)	95,286
Salespersons overdrafts, net	—	20,956	1,273	—	22,229
Prepaid expenses and other current assets	544	12,257	2,488	—	15,289
Income tax receivable	1,232	—	—	—	1,232
Intercompany receivable	13,706	4,021	4	(17,731)	—
Deferred income taxes	1,685	15,546	121	—	17,352

Total current assets	35,413	234,753	44,894	(18,086)	296,974
Property, plant and equipment, net	84	185,692	9,466	—	195,242
Goodwill	—	894,787	31,985	—	926,772
Intangibles, net	—	361,052	19,171	—	380,223
Deferred financing costs, net	35,517	—	—	—	35,517
Deferred income taxes	—	—	2,564	—	2,564
Intercompany receivable	586,361	45,074	53,876	(685,311)	—
Other assets	1,212	10,039	503	—	11,754
Investment in subsidiaries	779,842	108,819	—	(888,661)	—

	$1,438,429	$1,840,216	$162,459	$(1,592,058)	$1,849,046

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Short-term borrowings	$19,000	$—	$—	$—	$19,000
Accounts payable	3,475	32,079	13,004	(2)	48,556
Accrued employee compensation and related taxes	7,782	20,916	4,950	—	33,648
Commissions payable	—	2,752	548	—	3,300
Customer deposits	—	48,288	2,515	—	50,803
Income taxes payable	(16,649)	27,132	1,403	(137)	11,749
Current portion of long-term debt and capital leases	10	4,553	383	—	4,946
Interest payable	52,180	48	—	—	52,228
Intercompany payable	—	8,645	9,085	(17,730)	—
Other accrued liabilities	3,062	17,374	1,884	—	22,320

Total current liabilities	68,860	161,787	33,772	(17,869)	246,550
Long-term debt and capital leases—less current maturities	1,864,345	3,345	689	—	1,868,379
Intercompany payable	30,874	640,454	14,200	(685,528)	—
Deferred income taxes	(3,991)	126,018	4,226	—	126,253
Pension liabilities, net	25,296	99,162	—	—	124,458
Other noncurrent liabilities	14,801	29,608	753	—	45,162

Total liabilities	2,000,185	1,060,374	53,640	(703,397)	2,410,802
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(561,767)	779,842	108,819	(888,661)	(561,767)

	$1,438,429	$1,840,216	$162,459	$(1,592,058)	$1,849,046

CONDENSED CONSOLIDATING BALANCE SHEET

December 29, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$48,590	$3,286	$8,320	$—	$60,196
Accounts receivable, net	1,474	91,690	11,621	—	104,785
Inventories	—	106,704	5,057	(418)	111,343
Salespersons overdrafts, net	—	22,912	1,232	—	24,144
Prepaid expenses and other current assets	1,777	14,861	1,314	—	17,952
Income tax receivable	2,928	—	—	—	2,928
Intercompany receivable	379	6,100	395	(6,874)	—
Deferred income taxes	10,582	14,548	54	—	25,184

Total current assets	65,730	260,101	27,993	(7,292)	346,532
Property, plant and equipment, net	55	200,500	3,110	—	203,665
Goodwill	—	894,787	24,159	—	918,946
Intangibles, net	—	390,391	10,932	—	401,323
Deferred financing costs, net	42,740	—	—	—	42,740
Deferred income taxes	—	—	2,472	—	2,472
Intercompany receivable	527,924	—	58,662	(586,586)	—
Other assets	844	9,617	267	—	10,728
Investment in subsidiaries	742,380	103,083	—	(845,463)	—

	$1,379,673	$1,858,479	$127,595	$(1,439,341)	$1,926,406

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,710	$44,428	$4,963	$2	$55,103
Accrued employee compensation and related taxes	6,952	20,883	3,676	—	31,511
Commissions payable	—	11,649	696	—	12,345
Customer deposits	—	167,328	7,817	—	175,145
Income taxes payable	51,917	(2,949)	515	(162)	49,321
Current portion of long-term debt and capital leases	10,668	4,556	12	—	15,236
Interest payable	34,403	111	—	—	34,514
Intercompany payable	1,982	(522)	5,415	(6,875)	—
Other accrued liabilities	3,539	21,357	1,256	—	26,152

Total current liabilities	115,171	266,841	24,350	(7,035)	399,327
Long-term debt and capital leases—less current maturities	1,862,908	6,305	2	—	1,869,215
Intercompany payable	—	586,843	—	(586,843)	—
Deferred income taxes	1,685	132,871	147	—	134,703
Pension liabilities, net	23,829	105,798	—	—	129,627
Other noncurrent liabilities	17,417	17,441	13	—	34,871

Total liabilities	2,021,010	1,116,099	24,512	(593,878)	2,567,743
Mezzanine equity	1,216	—	—	—	1,216
Stockholder’s (deficit) equity	(642,553)	742,380	103,083	(845,463)	(642,553)

	$1,379,673	$1,858,479	$127,595	$(1,439,341)	$1,926,406

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended September 28, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$14,737	$35,559	$5,188	$(40,747)	$14,737
Other cash used in operating activities	(15,173)	(28,059)	(564)	40,746	(3,050)

Net cash (used in) provided by operating activities	(436)	7,500	4,624	(1)	11,687
Purchases of property, plant and equipment	(62)	(24,777)	(1,564)	—	(26,403)
Additions to intangibles	—	(231)	—	—	(231)
Proceeds from sale of property and equipment	—	1,258	—	—	1,258
Acquisition of business, net of cash acquired	—	—	(16,939)	—	(16,939)
Other investing activities, net	—	(1,005)	1,005	—	—

Net cash used in investing activities	(62)	(24,755)	(17,498)	—	(42,315)
Short-term borrowings	24,000	—	—	—	24,000
Short-term repayments	(5,000)	—	—	—	(5,000)
Repayments of long-term debt and capital leases	(12,005)	(3,548)	(99)	—	(15,652)
Proceeds from issuance of long-term debt	—	644	—	—	644
Intercompany payable (receivable)	(37,873)	19,672	18,200	1	—

Net cash (used in) provided by financing activities	(30,878)	16,768	18,101	1	3,992
Effect of exchange rate changes on cash and cash equivalents	—	—	(279)	—	(279)

(Decrease) increase in cash and cash equivalents	(31,376)	(487)	4,948	—	(26,915)
Cash and cash equivalents, beginning of period	48,590	3,286	8,320	—	60,196

Cash and cash equivalents, end of period	$17,214	$2,799	$13,268	$—	$33,281

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended September 29, 2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$27,025	$43,582	$5,166	$(48,748)	$27,025
Other cash used in operating activities	(39,824)	(28,091)	(2,061)	48,748	(21,228)

Net cash (used in) provided by operating activities	(12,799)	15,491	3,105	—	5,797
Purchases of property, plant and equipment	—	(41,217)	(1,797)	—	(43,014)
Additions to intangibles	—	(1,909)	(1,171)	—	(3,080)
Proceeds from sale of property and equipment	—	3,932	—	—	3,932
Other investing activities, net	—	(2,099)	2,100	—	1

Net cash used in investing activities	—	(41,293)	(868)	—	(42,161)
Short-term borrowings	94,000	—	2,048	—	96,048
Short-term repayments	(35,000)	—	—	—	(35,000)
Repayments of long-term debt and capital leases	(6)	(3,355)	(15)	—	(3,376)
Proceeds from issuance of long-term debt	—	2,094	—	—	2,094
Intercompany payable (receivable)	(24,600)	24,600	—	—	—

Net cash provided by financing activities	34,394	23,339	2,033	—	59,766
Effect of exchange rate changes on cash and cash equivalents	—	—	(256)	—	(256)

Increase (decrease) in cash and cash equivalents	21,595	(2,463)	4,014	—	23,146
Cash and cash equivalents, beginning of period	30,138	2,334	3,542	—	36,014

Cash and cash equivalents, end of period	$51,733	$(129)	$7,556	$—	$59,160

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

We have demonstrated our ability over the last nine years since our inception to execute acquisitions and dispositions that have allowed us to complement and expand our core capabilities, accelerate into market segment adjacencies, as well as enabled us to divest non-core businesses and deleverage. We anticipate that we will continue to pursue this strategy of consummating complementary acquisitions to support expansion of our product offerings and services, including to address marketplace dynamics, developments in technology and changing consumer behaviors, broaden our geographic reach and capture opportunities for synergies, as well as availing ourselves of strategic opportunities and market conditions for transacting on businesses in the Visant portfolio.

Our Segments

Our three reportable segments as of September 28, 2013 consisted of:

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

The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is primarily attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate the continued volatility of precious metal costs and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover our needs for the remainder of fiscal 2013 and the first half of fiscal 2014.

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

As of November 5, 2013, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.2%, respectively, of Holdco’s voting interest, while each held approximately 44.8% of Holdco’s economic interest. As of November 5, 2013, the other co-investors held approximately 8.4% of the voting interest and approximately 9.1% of the economic interest of Holdco, and members of management held approximately 1.2% of the voting interest and approximately 1.3% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

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

Recently Adopted Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02 (“ASU 2012-02”), which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset, other than goodwill, for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this guidance did not have a material impact on our financial statements.

On January 31, 2013, the FASB issued Accounting Standards Update 2013-01 (“ASU 2013-01”), which clarifies the scope of the offsetting disclosure requirements. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. Our adoption of this guidance did not have a material impact on our financial statements.

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02 (“ASU 2013-02”), which amends existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 became effective for interim and annual periods beginning on or after December 15, 2012, to be applied on a prospective basis. Our adoption of this guidance did not have a material impact on our financial statements.

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”), which requires entities to measure obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. We are currently evaluating the impact and disclosure under this guidance but do not expect this standard to have a material impact, if any, on our financial statements.

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

On July 17, 2013, the FASB issued Accounting Standards Update 2013-10 (“ASU 2013-10”), which amends ASC 815 to allow entities to use the federal funds effective swap rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. ASU 2013-10 also eliminates the provision in ASC 815 which prohibited the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. ASU 2013-10 is effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 and for hedging relationships redesignated on or after that date. Our adoption of this guidance did not have a material impact on our financial statements.

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11 (“ASU 2013-11”), which provides guidance on the financial statement presentation of unrecognized tax benefits (“UTB”) when a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward exists. Under ASU 2013-11, an entity must present a UTB, or a portion of a UTB, in its financial statements as a reduction to a deferred tax asset (“DTA”) for a NOL carryforward, a similar tax loss or a tax credit carryforward, except when (1) a NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (2) the entity does not intend to use the DTA for this purpose. If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The amendment should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. We are currently evaluating the impact and disclosure under this guidance but do not expect this standard to have a material impact, if any, on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 28, 2013 Compared to the Three Months Ended September 29, 2012

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three-month periods ended September 28, 2013 and September 29, 2012. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Three months ended
	September 28,	September 29,
In thousands	2013	2012	$ Change	% Change
Net sales	$207,551	$206,899	$652	0.3%
Cost of products sold	114,667	109,394	5,273	4.8%

Gross profit	92,884	97,505	(4,621)	(4.7%)
% of net sales	44.8%	47.1%

Selling and administrative expenses	80,901	87,467	(6,566)	(7.5%)
% of net sales	39.0%	42.3%

Gain on disposal of fixed assets	(69)	(149)	80	NM
Special charges	7,951	1,938	6,013	NM

Operating income	4,101	8,249	(4,148)	(50.3%)
% of net sales	2.0%	4.0%

Interest expense, net	38,587	39,453	(866)	(2.2%)

Loss before income taxes	(34,486)	(31,204)	(3,282)
Benefit from income taxes	(7,438)	(11,753)	4,315	36.7%

Net loss	$(27,048)	$(19,451)	$(7,597)	(39.1%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three-month periods ended September 28, 2013 and September 29, 2012. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements. Operating (loss) income for the three months ended September 29, 2012 for the Scholastic segment, the Memory Book segment and the Marketing and Publishing Services segment has been adjusted to make an immaterial correction to the previously reported allocation of the Company’s operating (loss) income by segment.

	Three months ended
	September 28,	September 29,
In thousands	2013	2012	$ Change	% Change
Net sales
Scholastic	$44,471	$41,740	$2,731	6.5%
Memory Book	63,164	66,481	(3,317)	(5.0%)
Marketing and Publishing Services	100,085	98,882	1,203	1.2%
Inter-segment eliminations	(169)	(204)	35	NM

Net sales	$207,551	$206,899	$652	0.3%

Operating (loss) income
Scholastic	$(19,178)	$(17,624)	$(1,554)	(8.8%)
Memory Book	10,844	9,842	1,002	10.2%
Marketing and Publishing Services	12,435	16,031	(3,596)	(22.4%)

Operating income	$4,101	$8,249	$(4,148)	(50.3%)

Depreciation and amortization
Scholastic	$5,109	$7,729	$(2,620)	(33.9%)
Memory Book	6,241	9,503	(3,262)	(34.3%)
Marketing and Publishing Services	8,508	8,037	471	5.9%

Depreciation and amortization	$19,858	$25,269	$(5,411)	(21.4%)

NM = Not meaningful

Net Sales. Consolidated net sales increased $0.7 million, or 0.3%, to $207.6 million for the third fiscal quarter ended September 28, 2013 compared to $206.9 million for the third fiscal quarter ended September 29, 2012.

Net sales for the Scholastic segment were $44.5 million for the third fiscal quarter of 2013 compared to $41.7 million for the third fiscal quarter of 2012. This increase was primarily attributable to higher volume in professional championship jewelry.

Net sales for the Memory Book segment were $63.2 million for the third fiscal quarter of 2013 compared to $66.5 million for the third fiscal quarter of 2012. This decrease was primarily attributable to lower yearbook volume.

Net sales for the Marketing and Publishing Services segment for the third fiscal quarter of 2013 increased $1.2 million to $100.1 million from $98.9 million for the third fiscal quarter of 2012. This increase included sales attributable to our acquisition of SAS Carestia (“Carestia”), a leader in fragrance sampling in Europe, which closed on July 1, 2013. Excluding the impact attributable to the acquisition of Carestia, net sales declined $3.3 million compared to the third fiscal quarter of 2013, primarily due to lower sampling volume in North America.

Gross Profit. Consolidated gross profit decreased $4.6 million, or 4.7%, to $92.9 million for the three months ended September 28, 2013 from $97.5 million for the three-month period ended September 29, 2012. As a percentage of net sales, gross profit margin for the three months ended September 28, 2013 decreased to 44.8% from 47.1% for the comparative period in 2012. Excluding the impact attributable to our acquisition of Carestia, gross profit margin decreased to 45.4% for the three months ended September 28, 2013 from 47.1% for the comparative period in 2012. The decrease in gross profit margin was primarily due to lower volumes in our direct mail and sampling operations, and the impact of higher volume of professional championship jewelry sales, which are typically at lower margins.

Selling and Administrative Expenses. Selling and administrative expenses decreased $6.6 million, or 7.5%, to $80.9 million for the three months ended September 28, 2013 from $87.5 million for the comparative period in 2012. This decrease was primarily due to lower expense from depreciation and amortization of approximately $6.1 million in the third fiscal quarter 2013 compared to the prior year comparable period. Excluding the impact of such depreciation and amortization, selling and administrative expenses decreased $0.5 million, or 0.6%, and, as a percentage of net sales, decreased to 41.9% for the third fiscal quarter of 2013 from 42.3% for the prior year comparable period. This decrease as a percentage of net sales was primarily due to cost reduction initiatives taken during fiscal years 2012 and 2013.

Special Charges. For the three months ended September 28, 2013, we recorded a non-recurring charge of approximately $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007. Also included in special charges for the third fiscal quarter ended September 28, 2013 were $0.2 million and $0.1 million of restructuring costs in the Marketing and Publishing Services and Scholastic segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were seven and four in the Memory Book and Marketing and Publishing Services segments, respectively.

For the three months ended September 29, 2012, we recorded $0.6 million of restructuring costs and $1.4 million of other special charges. Restructuring costs consisted of $0.4 million of severance and related benefits associated with the consolidation of our Topeka, Kansas facility and $0.2 million of severance and related benefits in the Marketing and Publishing Services segment associated with reductions in force. Other special charges consisted of $1.4 million of non-cash asset impairment charges in the Memory Book segment associated with the consolidation of our Topeka, Kansas facility. There was one associated employee headcount reduction related to the above actions in the Marketing and Publishing Services segment.

Operating Income. As a result of the foregoing, consolidated operating income decreased $4.1 million to $4.1 million for the three months ended September 28, 2013 compared to $8.2 million for the comparable period in 2012. As a percentage of net sales, operating income decreased to 2.0% for the third fiscal quarter of 2013 from 4.0% for the same period in 2012.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
	September 28,	September 29,
In thousands	2013	2012	$ Change	% Change
Interest expense	$35,372	$36,342	$(970)	(2.7%)
Amortization of debt discount, premium and deferred financing costs	3,227	3,111	116	3.7%
Interest income	(12)	—	(12)	NM

Interest expense, net	$38,587	$39,453	$(866)	(2.2%)

NM = Not meaningful

Net interest expense decreased $0.9 million to $38.6 million for the three months ended September 28, 2013 compared to $39.5 million for the comparative 2012 period. This decrease in interest expense was primarily due to lower overall borrowings for the three months ended September 28, 2013 as compared to the three months ended September 29, 2012.

Income Taxes. We recorded an income tax provision for the three months ended September 28, 2013 based on our best estimate of the consolidated effective tax rate applicable for the entire 2013 fiscal year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended September 28, 2013 and September 29, 2012 were 21.6% and 37.7%, respectively. The decrease in the rate of tax benefit for the three-month period ended September 28, 2013 was due primarily to the effect of increasing the Company’s annual estimated consolidated effective tax rate to 61.2% for the nine-month period ended September 28, 2013.

Net Loss. As a result of the aforementioned items, we reported a net loss of $27.0 million for the three months ended September 28, 2013 compared to a net loss of $19.5 million for the three months ended September 29, 2012.

Nine Months Ended September 28, 2013 Compared to the Nine Months Ended September 29, 2012

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine-month periods ended September 28, 2013 and September 29, 2012. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Nine months ended
	September 28,	September 29,
In thousands	2013	2012	$ Change	% Change
Net sales	$901,023	$930,357	$(29,334)	(3.2%)
Cost of products sold	425,173	434,118	(8,945)	(2.1%)

Gross profit	475,850	496,239	(20,389)	(4.1%)
% of net sales	52.8%	53.3%

Selling and administrative expenses	309,950	320,574	(10,624)	(3.3%)
% of net sales	34.4%	34.5%

Gain on disposal of fixed assets	(42)	(2,315)	2,273	NM
Special charges	11,481	10,630	851	NM

Operating income	154,461	167,350	(12,889)	(7.7%)
% of net sales	17.1%	18.0%

Interest expense, net	116,361	118,372	(2,011)	(1.7%)

Income before income taxes	38,100	48,978	(10,878)	(22.2%)
Provision for income taxes	23,363	21,953	1,410	6.4%

Net income	$14,737	$27,025	$(12,288)	(45.5%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine-month periods ended September 28, 2013 and September 29, 2012. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements. Operating income for the nine months ended September 29, 2012 for the Scholastic segment, the Memory Book segment and the Marketing and Publishing Services segment has been adjusted to make an immaterial correction to the previously reported allocation of the Company’s consolidated operating income by segment.

	Nine months ended
	September 28,	September 29,
In thousands	2013	2012	$ Change	% Change
Net sales
Scholastic	$317,194	$325,078	$(7,884)	(2.4%)
Memory Book	316,583	329,569	(12,986)	(3.9%)
Marketing and Publishing Services	267,650	276,192	(8,542)	(3.1%)
Inter-segment eliminations	(404)	(482)	78	NM

Net sales	$901,023	$930,357	$(29,334)	(3.2%)

Operating income
Scholastic	$24,622	$25,014	$(392)	(1.6%)
Memory Book	108,540	109,984	(1,444)	(1.3%)
Marketing and Publishing Services	21,299	32,352	(11,053)	(34.2%)

Operating income	$154,461	$167,350	$(12,889)	(7.7%)

Depreciation and amortization
Scholastic	$21,529	$23,570	$(2,041)	(8.7%)
Memory Book	25,658	28,712	(3,054)	(10.6%)
Marketing and Publishing Services	24,647	24,558	89	0.4%

Depreciation and amortization	$71,834	$76,840	$(5,006)	(6.5%)

NM = Not meaningful

Net Sales. Consolidated net sales decreased $29.4 million, or 3.2%, to $901.0 million for the nine months ended September 28, 2013 compared to $930.4 million for the prior year comparable period.

Net sales for the Scholastic segment for the nine-month period ended September 28, 2013 decreased by $7.9 million, or 2.4%, to $317.2 million compared to $325.1 million for the nine-month period ended September 29, 2012. This decrease was primarily attributable to lower volume in our announcement products and lower revenue from professional championship jewelry compared to 2012. Partially offsetting the decrease was the shift of approximately $4.0 million of jewelry sales to the 2013 fiscal year from the fall of 2012.

Net sales for the Memory Book segment were $316.6 million for the nine-month period ended September 28, 2013, a decrease of 3.9%, compared to $329.6 million for the nine-month period ended September 29, 2012. This decrease was primarily attributable to lower yearbook volume.

Net sales for the Marketing and Publishing Services segment decreased to $267.7 million for the nine-month period ended September 28, 2013 compared to $276.2 million during the nine-month period ended September 29, 2012. This decrease was primarily attributable to lower volume in our publishing services and sampling operations, partially offset by the impact of sales attributable to the acquisition of Carestia and higher volume in our direct mail operations.

Gross Profit. Consolidated gross profit decreased $20.3 million, or 4.1%, to $475.9 million for the nine months ended September 28, 2013 from $496.2 million for the nine-month period ended September 29, 2012. The decrease in gross profit was primarily due to lower overall volume in our Marketing and Publishing Services segment.

Selling and Administrative Expenses. Selling and administrative expenses decreased $10.6 million, or 3.3%, to $310.0 million for the nine months ended September 28, 2013 from $320.6 million for the corresponding period in 2012. Included in such amount was an aggregate of $6.9 million of non-recurring employment expense related to certain executive transitions and lower depreciation and amortization of $5.9 million. Excluding the impact of the non-recurring employment expense and lower depreciation and amortization, selling and administrative expenses for the nine months ended September 29, 2013 decreased approximately $11.6 million compared to the nine months ended September 29, 2012, which was primarily the result of a decrease in sales commissions driven by lower overall sales in our Memory Book and Scholastic segments and cost reduction initiatives taken during fiscal years 2012 and 2013.

Special Charges. For the nine-month period ended September 28, 2013, we recorded a non-recurring charge of approximately $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 and $0.7 million of non-cash asset impairment charges associated with the consolidation of our Topeka, Kansas facility. Also included in special charges for the nine months ended September 28, 2013 were $1.9 million, $0.8 million and $0.4 million of restructuring costs in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were 103, 21 and 14 in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

For the nine-month period ended September 29, 2012, we recorded $8.9 million of restructuring costs and $1.8 million of other special charges. Restructuring costs consisted of $5.9 million, $2.2 million and $0.9 million of severance and related benefits associated with the consolidation of our Topeka, Kansas facility in the Memory Book segment and reductions in force in the Marketing and Publishing Services and Scholastic segments, respectively. Other special charges consisted of $1.4 million and $0.4 million of non-cash asset impairment charges associated with the consolidation of certain facilities in the Memory Book and Marketing and Publishing Services segments, respectively. The associated employee headcount reductions related to the above actions were 374, 58 and 21 in the Memory Book, Marketing and Publishing Services and Scholastic segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $12.9 million to $154.5 million for the nine months ended September 28, 2013 compared to $167.4 million for the comparable period in 2012. As a percentage of net sales, operating income was 17.1% and 18.0% for the nine-month periods ended September 28, 2013 and September 29, 2012, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

	Nine months ended
	September 28,	September 29,
In thousands	2013	2012	$ Change	% Change
Interest expense	$106,437	$109,208	$(2,771)	(2.5%)
Amortization of debt discount, premium and deferred financing costs	9,970	9,209	761	8.3%
Interest income	(46)	(45)	(1)	NM

Interest expense, net	$116,361	$118,372	$(2,011)	(1.7%)

NM = Not meaningful

Net interest expense decreased $2.0 million to $116.4 million for the nine months ended September 28, 2013 compared to $118.4 million for the comparative prior year period. This decrease in interest expense was primarily due to lower overall borrowings in the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012.

Income Taxes. We recorded an income tax provision for the nine months ended September 28, 2013 based on our best estimate of the consolidated effective tax rate applicable for the entire 2013 fiscal year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the nine months ended September 28, 2013 and September 29, 2012 were 61.3% and 44.8%, respectively. The increase in tax rate for the nine-month period ended September 28, 2013 was due primarily to the unfavorable tax effect of dividend repatriations and nondeductible expenses and a smaller pre-tax income base compared to the prior year period. Also contributing to the tax rate increase for the nine months ended September 29, 2013 was a non-recurring reduction in tax reserves during 2012 that was not present in the comparable period for 2013. The tax provision for the period ended September 28, 2013 also included a tax benefit of $0.3 million for research and development tax credits from 2012 as a result of tax legislation enacted during January 2013.

Net Income. As a result of the above, net income decreased $12.3 million to $14.7 million for the nine months ended September 28, 2013 compared to net income of $27.0 million for the nine months ended September 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity for the first nine months of fiscal 2013 and 2012 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Nine months ended
In thousands	September 28, 2013	September 29, 2012
Net cash provided by operating activities	$11,687	$5,797
Net cash used in investing activities	(42,315)	(42,161)
Net cash provided by financing activities	3,992	59,766
Effect of exchange rate changes on cash	(279)	(256)

(Decrease) increase in cash and cash equivalents	$(26,915)	$23,146

For the nine months ended September 28, 2013, cash provided by operating activities increased $5.9 million to $11.7 million compared to $5.8 million for the comparative 2012 period. The increase in cash provided by operating activities was attributable to lower working capital requirements.

Net cash used in investing activities for the nine months ended September 28, 2013 was $42.3 million compared with $42.2 million for the comparative 2012 period. This slight increase was primarily driven by the acquisition of Carestia partially offset by lower expenditures for property, plant and equipment. Our capital expenditures relating to purchases of property, plant and equipment were $26.4 million and $43.0 million for the nine months ended September 28, 2013 and September 29, 2012, respectively.

Net cash provided by financing activities for the nine months ended September 28, 2013 was $4.0 million, compared with $59.8 million for the comparative 2012 period. Net cash provided by financing activities for the nine months ended September 28, 2013 consisted of $19.0 million of net short-term borrowings under the Revolving Credit Facility, offset somewhat by an aggregate payment of $12.0 million on the outstanding Term Loan Credit Facility, inclusive of a voluntary pre-payment of $1.3 million and a payment of $10.7 million under the excess cash flow provisions of the Term Loan Credit Facility, and $3.0 million of net repayments of long-term debt related to equipment financing arrangements and capital lease obligations. Net cash provided by financing activities for the nine months ended September 29, 2012 primarily consisted of $61.0 million of net short-term borrowings under the Revolving Credit Facility, offset somewhat by $1.3 million of net repayments of long-term debt related to equipment financing arrangements and capital lease obligations.

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

We have substantial debt service requirements and are highly leveraged. As of September 28, 2013, we had total indebtedness of $1,905.1 million, including $1,140.4 million outstanding under the Term Loan Credit Facility, $736.7 million aggregate principal amount of Senior Notes, $9.0 million of outstanding borrowings under capital lease and equipment financing arrangements and $19.0 million outstanding under the Revolving Credit Facility and excluding $11.5 million of standby letters of credit outstanding and $12.7 million of original issue discount related to the Term Loan Credit Facility. Our cash and cash equivalents as of September 28, 2013 totaled $33.3 million. As of September 28, 2013, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $144.5 million of available borrowings (net of standby letters of credit) under the $175.0 million Revolving Credit Facility as of September 28, 2013.

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

There were no material changes in our exposure to market risk during the quarter ended September 28, 2013. During the first nine months of 2013, the price of gold remained highly volatile. To mitigate the continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover our needs for fiscal 2013 and the first half of fiscal 2014. For additional information, refer to the discussion under Part I, Item 1, Note 12, Commitments and Contingencies and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, elsewhere in this report and Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

During the quarter ended September 28, 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither Visant’s nor Holdco’s equity securities are registered pursuant to Section 12 of the Exchange Act. For the third fiscal quarter ended September 28, 2013, neither we nor Holdco issued or sold any equity securities, except that on September 23, 2013, 3,444 shares of Holdco’s Class A Common Stock were issued to a former employee in connection with the exercise of vested options by such former employee in connection with such employee’s separation from service.

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

VISANT CORPORATION

Date: November 12, 2013	/s/ Marc L. Reisch
Marc L. Reisch
President and Chief Executive Officer (principal executive officer)

Date: November 12, 2013	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer (principal financial and accounting officer)