Form 10-K
period 2013-12-28
VISANT CORP
filed 2014-03-28
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

As of March 21, 2014, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness and our ability to service the indebtedness;

•	our ability to implement our business strategy in a timely and effective manner;

•	competitive factors and pressures;

•	our ability to consummate acquisitions and dispositions on acceptable terms and to integrate acquisitions successfully and achieve anticipated synergies;

•	global market and economic conditions;

•	levels of customers’ advertising and marketing spending, including as may be impacted by economic factors and general market conditions;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	the seasonality of our businesses;

•	developments in technology and related changes in consumer behavior;

•	the loss of significant customers or customer relationships;

•	Jostens’ reliance on independent sales representatives;

•	our reliance on numerous complex information systems and associated security risks;

•	the amount of capital expenditures required at our businesses;

•	risks associated with doing business outside the United States;

•	the reliance of our businesses on limited production facilities;

•	actions taken by the U.S. Postal Service and changes in postal standards and their effect on our marketing services business, including as such changes may impact competition for our sampling systems;

•	labor disturbances;

•	environmental obligations and liabilities;

•	adverse outcome of pending or threatened litigation;

•	the enforcement of intellectual property rights;

•	the impact of changes in applicable law and regulations, including tax legislation;

•	the application of privacy laws and other related obligations and liabilities for our business;

•	control by our stockholders;

•	changes in market value of the securities held in our pension plans; and

•	our dependence on members of senior management.

We caution you not to place undue reliance on these forward-looking statements, and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date they are made, are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements in light of new information, future events or otherwise, except as required by law. Comparisons of results for current and prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Our business has expanded through a number of acquisitions. These acquisitions have most recently included the acquisition of the capital stock of SAS Carestia (“Carestia”) by Arcade on July 1, 2013. Headquartered in Grasse, France, Carestia is a producer of blotter cards, which are constructed for sampling fragrances, and other fragrance marketing solutions, as well as decorated packaging solutions.

On November 19, 2013, we announced that we had entered into a stock purchase agreement (the “Stock Purchase Agreement”) with American Achievement Group Holding Corp. (“American Achievement”) under which Jostens will acquire all of the outstanding equity interests in American Achievement, a provider of class rings, yearbooks, graduation products, achievement publications and affinity jewelry. American Achievement’s products are available through a variety of distribution methods, including direct sales to schools and students, national jewelry retailers, independent jewelry stores and mass merchandisers. Visant has guaranteed the payment and full performance of all obligations of Jostens under such agreement. The transaction is subject to regulatory review and other customary closing conditions.

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

Our Segments

Our three reportable segments as of December 28, 2013 consisted of:

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

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of the annual net sales in these businesses during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. Based on the seasonality of our cash flow, we traditionally borrow under our revolving credit facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

Our net sales include sales to certain customers for whom we purchase paper. The price of paper, a primary material across most of our products and services, has been volatile over time and may cause swings in our net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers across most of our product lines at the time we are impacted by such increases.

The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is in part attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate the continued volatility of precious metal costs and the impact on our manufacturing costs, we have entered into purchase commitments for gold which we believe will cover our needs for gold for fiscal 2014.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. The continued cautious consumer spending environment also contributes to more constrained levels of spending on purchases in our Memory Book and Scholastic segments made directly by the student and parent. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect orders being placed by our Publishing Services customers and volume in our elementary/high school publishing services products and services. Trade book publishing has been impacted by the shift towards digital books, which has negatively impacted our publishing services business in terms of fewer printed copies of books as well as shorter print runs. To address changes in technology, consumer behavior and user preferences, we have continued to diversify, expand and improve our product and service offerings and the manner in which we sell our products and services, including through improved e-commerce tools.

We seek to distinguish ourselves based on our capabilities, innovative service offerings to our customers, quality and organizational and financial strength. In addition, to address the dynamics impacting our businesses, we have continued to implement efforts to reduce costs and drive operating efficiencies, including through the restructuring and integration of our operations and the rationalization of sales, administrative and support functions. We expect to initiate additional efforts focused on cost reduction and containment to address continued challenging marketplace conditions as well as competitive and pricing pressures demanding innovation and a lower cost structure.

For additional financial and other information about our operating segments, see Note 16, Business Segments, to our consolidated financial statements included elsewhere herein.

Scholastic

We are one of the leading providers of services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, Jostens markets and sells through an in school channel, under which we primarily serve U.S. high schools, colleges and universities, marketing and selling products to students and administrators. Jostens relies primarily on a network of independent sales representatives to sell its scholastic products in school. However, Jostens also markets and sells its products through a retail channel (rings) and online. We provide a high level of customer service in the marketing and sale of class rings and related jewelry products and certain other graduation products. We also provide ongoing warranty service on our class and affiliation rings. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for high schools and colleges and for professional sports teams and affinity rings for a variety of specialty markets. We also market, manufacture and sell an array of additional scholastic products, including chenille letters, varsity jackets, mascot mats, plaques and sports apparel in schools and to dealers through our Neff subsidiary.

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

Marketing and Publishing Services

The Marketing and Publishing Services segment includes operations in sampling, direct marketing and publishing services. Our sampling operations provide services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems and packaging, primarily for the fragrance, cosmetic and personal care segments. With over a 100-year history, Arcade pioneered our leading ScentStrip® product in 1980. Since then, we have developed an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various conventional and online marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. We also market, manufacture and sell highly decorated packaging solutions to the cosmetic and consumer products industries through the Color Optics operating division of Arcade and through Carestia. Our direct marketing operations specialize in high-quality, in-line printed products and can accommodate large marketing projects with a wide range of dimensional printed products and in-line finishing production, data processing and mailing services. Our products range from conventional direct marketing pieces to integrated offerings. Our personalized imaging capabilities can offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts. Our publishing services business produces book components, including book covers and jackets, and employs specialized techniques to create highly decorated covers.

Products

The following table presents our revenue by product.

	In thousands	For the year ended
	Revenue by product	2013	%	2012	%	2011	%
Memory Book:	Memory book and yearbook products and services	$330,797	29.3%	$345,281	29.9%	$362,380	29.8%

Scholastic:	Graduation and affinity products	244,623	21.7%	253,341	21.9%	261,849	21.5%
	Class ring and jewelry products	187,272	16.6%	192,449	16.7%	212,818	17.5%

Marketing & Publishing Services:	Sampling products and services	194,844	17.3%	192,195	16.6%	174,831	14.4%
	Book components	91,315	8.1%	94,788	8.2%	108,784	8.9%
	Direct marketing products and services	78,852	7.0%	77,288	6.7%	97,130	8.0%

	Total revenue	$1,127,703	100.0%	$1,155,342	100.0%	$1,217,792	100.0%

Competition

Scholastic

Jostens’ competition in class rings consists of firms such as Herff Jones, Inc. (“Herff Jones”), American Achievement, which markets the Balfour and ArtCarved brands, and National Recognition Products (“NRP”), as well as a host of other companies, independent distributors, retailers and jewelry stores and online companies. Herff Jones and NRP distribute their ring products primarily within schools and online, while American Achievement distributes its ring products through multiple distribution channels including in school, online, independent and jewelry chain retailers, and mass merchandisers. Jostens distributes its ring products primarily within schools and through online offerings, and also maintains a retail channel. In the marketing and sale of other scholastic affinity products, we compete with a number of in school competitors that offer a suite of scholastic products, as well as numerous other competitors that offer one or more of the affinity and graduation products we market and sell, including through online and retail channels. Our customers make their buying decisions based on price, service, on-time delivery, product quality and product offerings, with particular importance given to assuring timely delivery of quality products.

Memory Book

In the sale of yearbooks and memory books to schools and students, Jostens competes primarily with American Achievement (which markets under the Taylor Publishing brand), Herff Jones, Walsworth Publishing Company, Lifetouch Inc. and Friesens in school, as well as a host of other companies providing online memory book offerings. Each competes on the basis of price, service, quality, content creation tools, product customization and personalization, turnaround and on-time delivery. Customization and personalization capabilities, combined with creation tools and customer service, are important distinguishing factors in yearbook production.

Marketing and Publishing Services

The Marketing and Publishing Services business competes primarily with Orlandi, Inc., Ileos, Klocke, Marietta and a number of more regional competitors in the fragrance and cosmetic sampling business. Our sampling system business also competes with numerous manufacturers of sampling products such as miniatures, vials, blotters, packets, sachets, blister packs and scratch and sniff products. The packaging portion of our Marketing and Publishing Services business competes with a host of packaging manufacturers, including Arkay, Hub Folding Carton and Curtis Packaging as well as regional competitors, but we believe we distinguish ourselves based on our highly customized capabilities and offerings as well as proprietary offerings through coordination with our sampling business. Our direct marketing products and services compete with numerous other marketing and advertising venues for limited marketing dollars that customers have available to allocate to various types of advertising, marketing and promotional efforts such as television and in-store promotions as well as other printed products produced by numerous national and regional printers and more recently, online offerings. We seek to differentiate ourselves based on our capabilities, innovative products and services, quality and organizational and financial strength. We compete primarily with Coral Graphics Services, Inc., RR Donnelley, Quad Graphics, Courier, Worzalla Publishing Company and Lake Books in the production and sale of book covers and components.

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

Matters pertaining to our market risks are set forth under Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Backlog

Because of the nature of our business, orders are generally filled within a few months from the time of placement. However, Jostens typically obtains contracts in the second quarter of one year for student yearbooks to be fulfilled in the second and third quarters of the subsequent year. Orders for yearbooks under these contracts are primarily placed during the third and fourth quarters. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate that the aggregate backlog of orders, related primarily to our Memory Book and Scholastic businesses, was approximately $366.8 million and $396.3 million as of the end of fiscal years 2013 and 2012, respectively. We expect most of the 2013 backlog to be confirmed and filled during the remainder of 2014.

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

Our company has ongoing research and development efforts and expects to seek additional intellectual property protection in the future covering results of its research and development. Pending patent applications filed by us may not result in patents being issued. Furthermore, the patents that we use in our businesses will expire over time. Similarly, patents now or hereafter owned by us may not afford protection against competitors with similar or superior technology. Our patents may be infringed upon, designed around by others, challenged by others or held to be invalid or unenforceable.

Employees

As of December 28, 2013, we had approximately 4,247 full-time employees. As of December 28, 2013, approximately 16 of Jostens’ full-time employees were represented under a collective bargaining agreement that expires in June 2016, and approximately 264 total full-time employees from our Marketing and Publishing Services segment were represented under collective bargaining agreements that expire in March 2015, October 2015 and December 2015. We routinely rely on seasonal employees to augment our workforce to meet our regular seasonal demand. Many of our seasonal employees return year after year, allowing us to enjoy the benefits of a well-trained seasonal workforce.

We consider our relations with our employees to be satisfactory.

International Operations

During 2013, our foreign sales were derived primarily from operations in Canada, Europe and Brazil. Local taxation and regulatory requirements, import duties, fluctuation in currency exchange rates and restrictions on expatriation of funds are among the risks attendant to our foreign operations.

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

We face competition in our businesses from a number of companies, some of which have substantial financial and other resources. Our future financial performance will depend, in large part, on our ability to maintain an advantageous market position. It is possible that certain of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can. We expect to meet significant competition from existing competitors with entrenched positions as well as from new entrants and channels of competition, both with respect to our existing product and service lines and new products and services. Further, competitors might expand their product or service offerings, either through internal product development or acquisitions of our direct competitors. These competitors could introduce products or services or establish prices for their products or services in a manner that could adversely affect our ability to compete or could otherwise result in downward pressure on pricing. To maintain a competitive advantage, we may need to increase our investment in product and service development, manufacturing capabilities and sales and marketing and will need to continue to improve our cost structure and operating efficiencies. Increases in competition could have a material and adverse effect on our business, results of operations, cash flows and financial condition.

We may not be able to consummate additional acquisitions and dispositions on acceptable terms or at all. Furthermore, we may not be able to integrate acquisitions successfully and achieve anticipated synergies, and the acquisitions and dispositions we pursue could disrupt our business and harm our financial condition and operating results.

As part of our business strategy, we expect to continue to pursue strategic acquisitions and dispositions in order to benefit from synergies, leverage our existing infrastructure, expand our geographic reach, broaden our product and service offerings and focus on our higher growth businesses. Acquisitions and dispositions could involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse developments with respect to our results of operations as a result of an acquisition which may require us to incur charges and/or substantial debt or liabilities;

•	disruption of our ongoing business and diversion of resources and management attention from existing businesses and strategic matters;

•	difficulty with assimilation and integration of operations, technologies, products, personnel or financial or other systems;

•	increased expenses, including compensation expenses resulting from newly hired employees and/or workforce integration and restructuring;

•	disruptions in relationships with current and new personnel, customers and suppliers;

•

integration challenges related to implementing or improving internal controls, procedures and/or policies at a business that prior to the acquisition lacked the same level of controls, procedures and/or policies;

•	the assumption of certain known and unknown liabilities of the acquired business;

•	regulatory challenges or resulting delays; and

•	potential disputes (including with respect to indemnification claims) with the buyers of disposed businesses or with the sellers of acquired businesses, technologies, services or products.

We may not be able to consummate acquisitions or dispositions on favorable terms or at all. Our ability to consummate acquisitions will be limited by our ability to identify appropriate acquisition candidates, to negotiate acceptable terms for purchase and our access to financial resources, including available cash and borrowing capacity. In addition, we could experience financial or other setbacks if we are unable to realize, or are delayed in realizing, the anticipated benefits resulting from an acquisition, if we incur greater than expected costs in achieving the anticipated benefits or if any material business that we acquire or invest in encounters problems or liabilities which we were not aware of or were more extensive than believed.

On November 19, 2013, we entered into a Stock Purchase Agreement with American Achievement under which, subject to regulatory review and other customary closing conditions, Jostens will acquire all of the outstanding equity interests in American Achievement at closing. Visant has guaranteed the payment and full performance of all obligations of Jostens under such agreement. Even if we successfully close the acquisition, we may not be able to realize anticipated synergies and opportunities. If anticipated synergies and opportunities are not realized, are materially delayed or require a materially greater outlay of financial and human resources than expected, our business, operating results, financial condition and ability to meet the covenants of our indebtedness could be harmed.

We have made certain assumptions relating to the acquisition of American Achievement in our forecasts that may prove to be materially inaccurate.

We have made certain assumptions relating to the expected level of cost savings, synergies and associated costs of the acquisition of American Achievement. Our assumptions relating to the expected level of cost savings, synergies and associated costs of the acquisition may be inaccurate based on the information available to us, including as the result of the failure to realize the expected benefits of the acquisition on the schedule anticipated or at all, unexpected disruptions, higher than expected transaction and integration costs and unknown liabilities, as well as general economic and business conditions that may adversely affect the combined company following the completion of the acquisition.

Economic weakness and uncertainty, as well as the effects of these conditions on our customers’ and suppliers’ businesses and their demand for our products and services, could have an adverse effect on our business and results of operations.

Our business and operating results continue to be affected by global economic conditions and, in particular, conditions in our customers’ and suppliers’ businesses and the market segments they serve. We have experienced and may continue to experience reduced demand for certain of our products and services. As a result of uncertainty about global economic conditions, including factors such as unemployment, bankruptcies, financial market volatility, sovereign debt issues, government budget deficits and other factors which continue to affect the global economy, our customers and suppliers may experience further deterioration of their businesses, suffer cash flow shortages or file for bankruptcy. In turn, existing or potential customers may delay or decline to purchase our products and related services, and our suppliers and customers may not be able to fulfill their obligations to us in a timely fashion.

Revenues, particularly in our Marketing and Publishing Services business, are dependent on the level of marketing and advertising spending by our customers. Demand for marketing and advertising tends to correlate with changes in the level of economic activity in the market segments our customers serve, and therefore continued weakness and uncertainty in the pace and extent of recovery in the global economy could negatively affect the demand for the products and related services that we provide these customers. Our educational textbook cover and component business depends on continued government funding for educational spending which impacts demand by our customers and may be affected by changes in or continued restrictions on local, state and/or federal funding and school budgets. Customers may view the purchase of certain of our Memory Book and Scholastic products as discretionary. As a result, a reduction in consumer discretionary spending or disposable income and/or adverse trends in the general economy (and consumer perceptions of those trends) may affect us more significantly than other industries. In addition, customer difficulties could result in increases in bad debt write-offs and increases to our allowance for doubtful accounts receivable. Further, our suppliers may experience similar conditions as our customers, which may impact their viability and their ability to fulfill their obligations to us. Negative changes in the global economy, including as a result of political unrest, a slow economic recovery or a prolonged period of uncertainty in the economic environment, could materially adversely affect our business, results of operations, cash flows and financial condition.

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

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 40% of our annual net sales for fiscal year 2013 during the second quarter of our fiscal year and a majority of our annual cash flow from operations during the fourth quarter of our fiscal year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of the annual net sales in these businesses during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.

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

We have significant customer concentration within our Marketing and Publishing Services segment. Our top five customers in our sampling system business, for example, represented approximately 28% of our net sales within our Marketing and Publishing Services segment for 2013. We do not generally have long-term contracts for committed volume with our sampling customers. Our top five customers in our cover and component business represented approximately 15% of our net sales within our Marketing and Publishing Services segment for 2013. Customers in our cover and component business include the three major educational textbook publishers, Pearson, Houghton Mifflin Harcourt and McGraw-Hill, all of whom have written agreements with us for committed volume. Any significant cancellation, deferral or reduction in the quantity or type of product sold to these principal Marketing and Publishing Services customers or a significant number of smaller customers, including as a result of our failure to perform, the impact of economic weakness and challenges on their businesses, a change in buying habits, further industry consolidation or the impact of the shift to alternative methods of content delivery to customers, could have a material adverse effect on the business, results of operations, cash flows and financial condition of our Marketing and Publishing Services business.

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

Our businesses depend upon numerous information systems to collect, process, transmit and store operational, financial and customer information and to support a variety of business processes and activities. We are also increasingly dependent on our information technology systems for business transactions with our customers, including ordering and e-commerce efforts. Security breaches and other disruptions to our information systems could interfere with our operations, and could compromise information that we collect, process, transmit or store. We may not be able to enhance existing information systems or implement new information systems that can successfully integrate our business efforts. Furthermore, we may experience unanticipated delays, complications and expenses in acquiring licenses for certain systems or implementing, integrating and operating such systems. In addition, our information systems may require modifications, improvements or replacements that may involve substantial expenditures and may necessitate interruptions in operations during periods of implementation. Implementation of these systems is further subject to our ability to access and license certain proprietary software in certain cases and in other cases the availability of information technology and other skilled personnel to assist us in developing and implementing systems. Any failure to implement, maintain and secure commercially viable information systems successfully at our businesses could have an adverse effect on our business, results of operations, cash flows and financial condition.

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

Emerging technologies, including those involving the Internet, social networking and alternative methods of content delivery, have resulted in new distribution channels and new products and services being provided that compete with our products and services. As a result of these factors, our ability to compete effectively and our growth and future financial performance depend on our ability to develop and market new products and services to address the new technologies and distribution channels, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer and consumer preferences and demands, including through the use of the Internet, social networking or alternative methods of content delivery. Accepted methods for delivery of media content that serve as an alternative to obtaining products or services from us may impact our business. Alternative content delivery that replaces traditional print formats, such as printed magazines and books, may also impact demand for products and services in our Marketing and Publishing Services segment which are designed for use in traditional print formats.

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

Certain of our businesses sell products and services outside the United States, and a number of our businesses have expanded or have contemplated to expand their physical operations outside the United States. Accordingly, we are subject to increased risks inherent in conducting business outside the United States, including the impact of complying with varying local economic, governmental, political, regulatory, tax and currency requirements which are often complex and subject to variation and unexpected change, interactions with third parties in the countries in which we operate, labor practices and difficulties in staffing and managing foreign operations and the risks and costs associated with the importation and exportation of goods. A determination that our operations or activities are not, or were not, in compliance with applicable laws or regulations, including those of the respective host country, could result in legal proceedings and the imposition of substantial fines, the interruption of business and the loss of supplier, vendor or other third-party relationships, and as a result our results of operations could be adversely affected.

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

Sampling products are subject to regulation by the U.S. Postal Service (the “USPS”) for inclusion in periodicals mailed at periodical postage rates. Our USPS-approved “flat” sampling systems have historically enjoyed significant advantage over alternative sampling devices, such as miniatures, vials, packettes, sachets and blisterpacks, because the inclusion of these alternative products in periodicals may not be viable for mailing or result in an increase from periodical postage rates to the higher third-class rates for a periodical’s entire circulation. Periodical sampling inserts delivered to consumers through the USPS are currently an important part of our sampling business. In 2010, the USPS approved certain alternative types of sampling products such as packettes for use in periodicals without requiring a postal surcharge, subject to the samples meeting certain conditions and restrictions, including with respect to combined weight, structure and placement in the periodical. We have not seen any impact on our business as a result of the change in standards and believe that the attributes of our advanced sampling technology and “flat” sampling devices continue to have competitive advantages over such other sampling devices. If such alternative sampling devices were to have widespread acceptance for mailing in periodicals or if the USPS were to make additional modifications to postal standards negatively affecting our sampling products, however, our sampling business, results of operations, cash flows and financial condition could be adversely affected.

A deterioration in labor relations or labor availability could have an adverse impact on our operations.

As of December 28, 2013, we had approximately 4,247 full-time employees. As of December 28, 2013, approximately 16 of Jostens’ full-time employees were represented under a collective bargaining agreement that expires in June 2016, and approximately 264 total full-time employees from our Marketing and Publishing Services segment were represented under collective bargaining agreements that expire in March 2015, October 2015 and December 2015. We routinely rely on seasonal employees to augment our workforce to meet our regular seasonal demand. Many of our seasonal employees return year after year, allowing us to enjoy the benefits of a well-trained seasonal workforce.

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

Holdco, our indirect parent, is controlled by an affiliate of KKR and by DLJMBP III and certain of its affiliates. On a collective basis, the Sponsors indirectly control our affairs and policies. Circumstances may occur in which the interests of the Sponsors could be in conflict with the interests of our debtholders. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our debtholders if the transactions resulted in our becoming more leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of the Sponsors may conflict with those of our debtholders. In that situation, for example, our debtholders might want Holdco to raise additional equity from the Sponsors or other investors for capital contributions to us to reduce our leverage and pay our debts, while the Sponsors might not be in a position to increase their investment in Holdco or have their ownership diluted and instead choose to take other actions, such as selling our assets. Additionally, the Sponsors and certain of their affiliates are in the business of making investments in companies and currently hold, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Further, if they pursue acquisitions or make further investments in our industries, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of Holdco’s equity, even if such amount is less than 50%, they will continue to be able to influence or effectively control us.

Changes in regulatory market factors and declines in the market value of the securities held by our pension plans could materially reduce the funded status of our plans and affect the level of pension expense and required pension contributions.

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

We are substantially dependent on the personal efforts, relationships and abilities of certain members of our senior management, including Marc L. Reisch, our Chairman, President and Chief Executive Officer. The loss of the services of members of senior management could have a material adverse effect on our company.

Risks Relating to Our Indebtedness

Our high level of indebtedness could adversely affect our cash flow and our ability to operate our business, limit our ability to react to changes in the economy or industry dynamics and prevent us from meeting our obligations with respect to our indebtedness.

We are highly leveraged. As of December 28, 2013, total indebtedness for Visant and its guarantors was $1,884.8 million, including $1,140.4 million under the Credit Facilities (as defined below), $736.7 million principal amount outstanding under the 10.00% Senior Notes due 2017 (the “Senior Notes”) and $7.7 million of outstanding borrowings under capital lease and equipment financing arrangements and exclusive of $11.5 million of standby letters of credit outstanding and $11.9 million of original issue discount related to the Term Loan Credit Facility (as defined below). As of December 28, 2013, Visant had availability of $163.5 million (net of standby letters of credit of $11.5 million) under its $175.0 million revolving credit facility expiring in 2015 (the “Revolving Credit Facility”) and cash and cash equivalents totaling $96.0 million. Total outstanding indebtedness (inclusive of letters of credit) for Visant and its guarantors represented approximately 151.0% of its total consolidated capitalization at December 28, 2013.

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

Any of the above listed factors could materially adversely affect our business, results of operations, cash flows and financial condition. Furthermore, our interest expense could increase if interest rates increase, because the entire amount of our debt under our Revolving Credit Facility and approximately $640.4 million of the $1,140.4 million term loan B facility maturing in 2016 (the “Term Loan Credit Facility” and together with the Revolving Credit Facility, the “Credit Facilities”) bears interest at a variable rate, subject to adjustment based on a leverage-based pricing grid. In 2011, we entered into pay-fixed/receive-floating interest rate swap transactions (the “Swap Transactions”) in an aggregate initial notional principal amount of $600.0 million with respect to our variable rate term loan indebtedness under the Credit Facilities. Each of the Swap Transactions was effective January 3, 2012, has a maturity date of July 5, 2016, and is designed to mitigate the effect of increases in interest rates between the effective date of the Swap Transactions and their maturity or earlier termination. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

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

We are a highly leveraged company and require a significant amount of cash to meet our debt service obligations. Our annual payment obligations for 2013 with respect to existing indebtedness consisted of approximately $138.3 million of interest payments on the Senior Notes and the Term Loan Credit Facility and an aggregate of $4.9 million of principal payments under our capital lease and equipment financing obligations. Our ability to make required interest payments and payments with respect to the principal amount of our debt obligations primarily depends upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. Economic weakness and uncertainty, including decreases in spending by or changes in buying habits of the customers we serve, may significantly impact our ability to generate funds from operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

A summary of the material physical properties we currently use are as follows:

Segment	Facility Location (1)	Approximate Sq. Ft.	Interest
Scholastic	Santiago, Dominican Republic	140,000	Leased
	Laurens, South Carolina	98,000	Owned
	Shelbyville, Tennessee	87,000	Owned
	Denton, Texas	70,000	Owned
	Greenville, Ohio	69,000	Owned
	Eagan, Minnesota	34,000	Leased
	Owatonna, Minnesota	30,000	Owned

Memory Book	Clarksville, Tennessee	575,000	Owned
	Visalia, California	96,000	Owned
	Sedalia, Missouri	26,000	Leased

Marketing and Publishing Services	Broadview, Illinois	212,000	Owned
	Hagerstown, Maryland	200,000	Owned
	Dixon, Illinois	160,000	Owned
	Chattanooga, Tennessee	124,000	Owned
	Rockaway, New Jersey	84,000	Leased
	Hagerstown, Maryland	50,000	Owned
	Chattanooga, Tennessee	45,000	Owned
	Chattanooga, Tennessee	29,500	Owned
	Wujiang City, China	26,000	Leased
	Mouans Sartoux, France	20,000	Leased
	Grasse, France	8,000	Leased

(1)	Excludes immaterial properties, properties held for sale and warehouse and ancillary facilities supporting our operations.

We also lease key administrative and sales offices in Armonk, New York (Visant headquarters), Minneapolis, Minnesota (Jostens headquarters), Winnipeg, Manitoba (Jostens Canada), New York, New York (Phoenix Color) and New York, New York, Paris, France and São Paulo, Brazil (Arcade). In addition, we lease other sales and administrative office space. In management’s opinion, all buildings, machinery and equipment are suitable for their purposes and are maintained on a basis consistent with sound operations. The extent of utilization of individual facilities varies significantly due to the seasonal nature of our business.

ITEM 3.	LEGAL PROCEEDINGS

We are party from time to time to litigation arising in the ordinary course of business. This litigation may include actions related to petitions for reorganization under the U.S. bankruptcy laws filed by our customers or suppliers resulting in claims against us for the return of certain pre-petition payments that may be deemed preferential. We regularly analyze current information and, as necessary, provide accruals for probable and estimable liabilities on the eventual disposition of these matters. We do not believe that the disposition of these matters will have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Visant is an indirect, wholly-owned subsidiary of Holdco. Our Sponsors hold shares of the Class A (the “Class A Common Stock”) and Class C Common Stock (the “Class C Common Stock”) of Holdco, and additionally our equity-based incentive compensation plans are based on the appreciation of the Class A Common Stock of Holdco. There is no established public trading market for Visant or Holdco common stock. As of March 21, 2014, there were outstanding: 1,000 shares of common stock, par value $.01 per share, of Visant (all of which are indirectly, beneficially owned by Holdco); 5,953,710 shares of Class A Common Stock, par value $.01 per share (held by 26 stockholders of record); and one share of Class C Common Stock, par value $.01 per share (held by one stockholder of record). See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for further discussion of the ownership of Holdco. Visant may from time to time pay cash dividends on its common stock. However, each of the Credit Facilities and the indenture relating to the Senior Notes contains covenants that impose substantial restrictions on Visant’s ability to pay dividends or make distributions to Holdco.

Recent Sales of Unregistered Securities

Neither Visant’s nor Holdco’s equity securities are registered pursuant to Section 12 of the Exchange Act. For the fourth fiscal quarter ended December 28, 2013, neither we nor Holdco issued or sold any equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected historical financial data for fiscal years ended December 28, 2013, December 29, 2012, December 31, 2011, January 1, 2011, and January 2, 2010 have been derived from our audited historical consolidated financial statements.

The data presented below should be read in conjunction with the consolidated financial statements and related notes included herein and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Visant Corporation and Subsidiaries
In millions, except for ratios	2013	2012	2011	2010	2009
Statement of Operations Data:
Net sales	$1,127.7	$1,155.3	$1,217.8	$1,240.9	$1,255.3
Cost of products sold	543.4	549.5	572.6	576.9	588.8

Gross profit	584.3	605.9	645.2	664.0	666.5
Selling and administrative expenses	405.9	426.4	449.8	461.2	451.3
(Gain) loss on disposal of fixed assets	(0.8)	(1.6)	(0.9)	0.3	(1.4)
Special charges (1)	20.6	75.9	44.4	4.7	14.5

Operating income	158.6	105.2	151.9	197.8	202.2
(Gain) loss on repurchase and redemption of debt (2)	—	(0.9)	—	9.7	—
Interest expense, net	155.3	158.9	164.1	91.3	55.3

Provision for income taxes	2.3	5.8	2.6	40.7	56.2

Net income (loss)	$1.1	$(58.6)	$(14.9)	$56.2	$90.7

Statement of Cash Flows:
Net cash provided by operating activities	$101.6	$111.7	$122.5	$204.7	$207.1
Net cash used in investing activities	(48.5)	(50.7)	(53.7)	(60.4)	(44.4)
Net cash used in financing activities	(16.9)	(36.6)	(92.5)	(197.0)	(167.0)

Other Financial Data:
Ratio of earnings to fixed charges (3)	1.0x	—	—	2.0x	3.5x
Depreciation and amortization	$89.5	$104.5	$106.1	$104.6	$102.5
Adjusted EBITDA (4)	284.8	298.1	327.7	340.1	330.2
Capital expenditures	34.3	52.1	55.5	50.2	46.1

In millions	2013	2012	2011	2010	2009
Balance Sheet Data (at period end):
Cash and cash equivalents	$96.0	$60.2	$36.0	$60.2	$113.1
Property and equipment, net	189.1	203.7	210.1	214.5	210.8
Total assets	1,906.3	1,926.4	2,044.5	2,144.0	2,187.2
Total debt	1,872.9	1,884.4	1,917.6	1,988.7	826.3
Stockholder’s (deficit) equity	(532.7)	(642.6)	(558.6)	(510.2)	739.8

(1)

Special charges for the fiscal year ended December 28, 2013 included: (a) $8.6 million of costs in the Marketing and Publishing Services segment consisting of a non-cash charge of $8.2 million related to the write-off of a tradename no longer in use, and $0.4 million of severance and related benefit costs associated with reductions in force; (b) $2.6 million of costs in the Scholastic segment consisting of $2.5 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.1 million related to asset impairment charges associated with facility consolidations; and (c) $1.7 million of costs in the Memory Book segment consisting of $1.0 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.7 million related to asset impairment charges associated with the consolidation of our Topeka, Kansas facility. Also included in special charges for the twelve months ended December 28, 2013 was $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007. Special charges for the fiscal year ended December 29, 2012 included: (a) $58.0 million of costs in the Marketing and Publishing Services segment consisting of a $55.3 million non-cash impairment charge associated with the write-down of goodwill, $2.1 million of severance and related benefit costs and $0.5 million of non-cash asset related impairment charges associated with facility consolidations; (b) $10.1 million of costs in the Scholastic segment including an $8.9 million non-cash impairment charge associated with the write-down of goodwill and $1.2 million of severance and related benefit costs associated with reductions in force; and (c) $7.8 million of costs in the Memory Book segment including $6.5 million of severance and related benefit costs associated with reductions in force and approximately $1.3 million of non-cash asset impairment charges associated with the consolidation of our Topeka, Kansas facility. Special charges for the fiscal year ended December 31, 2011 included: (a) $35.3 million of costs in the Marketing and Publishing Services segment consisting of $31.9 million of non-cash impairment charges associated with the write-down of goodwill in the amount of $24.9 million and other indefinite-lived intangible assets in the amount of $7.0 million, $1.0 million of severance and related benefit costs and $2.4 million of non-cash asset related impairment charges associated with the closure of our Milwaukee, Wisconsin facility; (b) $6.6 million of costs in the Memory Book segment consisting of $4.3 million of severance and related benefit costs associated with reductions in force and approximately $2.2 million of non-cash asset related impairment charges, in each case associated with the consolidation of our Clarksville, Tennessee and State College, Pennsylvania facilities; (c) $2.2 million of severance and related benefit costs in the Scholastic segment associated with reductions in force in connection with the consolidation of certain diploma operations; and (d) $0.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Special charges for the fiscal year ended January 1, 2011 included $2.4 million and $0.6 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively, and $1.7 million of costs related to cost reduction initiatives and facility consolidations in the Marketing and Publishing Services segment. Included in these costs was approximately $0.2 million in the aggregate of non-cash asset impairment charges in our Scholastic and Marketing and Publishing Services segments. Special charges for the fiscal year ended January 2, 2010 included: (a) $8.4 million in the Memory Book segment consisting of approximately $4.0 million of severance and related benefits for associated headcount reductions with respect to Jostens’ Winston-Salem, North Carolina facility closure and certain other reductions in force and $4.1 million of non-cash facility related asset impairment charges related to facility consolidation activity, (b) $1.5 million in costs in the Scholastic segment consisting of $1.0 million of cost reduction initiatives and $0.5 million of non-cash asset impairment charges related to the closure of Jostens’ Attleboro, Massachusetts facility; and (c) $4.6 million of costs related to facility consolidation activity and other reductions in force in the Marketing and Publishing Services segment which included $2.6 million of severance and related benefits for associated headcount reductions, $1.4 million of non-cash costs related to asset impairment charges and $0.6 million of other facility consolidation costs.
(2)	For the fiscal year ended December 29, 2012, Visant recognized a gain on repurchase and redemption of debt of $0.9 million in connection with the repurchase of $13.3 million in aggregate principal amount of Senior Notes in December 2012. For the fiscal year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $9.7 million in connection with the refinancing consummated by Visant on September 22, 2010 (the “Refinancing”). Visant repurchased its then outstanding 7.625% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) pursuant to a cash tender offer (the “Tender Offer”) and satisfied and discharged the remaining Senior Subordinated Notes by delivering to the trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notice given by Visant with respect to the Senior Subordinated Notes. In connection with these transactions, Visant recorded $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs.
(3)	For the purpose of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense (including capitalized interest) on all indebtedness plus amortization of debt issuance costs and the portion of rental expense that we believe is representative of the interest component of rental expense.
(4)	Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, excluding certain non-recurring items. Adjusted EBITDA excludes certain items that are also excluded for purposes of calculating required covenant ratios and compliance under the Credit Facilities and the indenture governing the Senior Notes. As such, Adjusted EBITDA is a material component of these covenants. Non-compliance with the financial ratio maintenance covenants contained in the Credit Facilities could result in the requirement to immediately repay all amounts outstanding thereunder, while non-compliance with the debt incurrence ratio in the indenture governing the Senior Notes would prohibit us and our restricted subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States of America (GAAP), is not a measure of financial condition or profitability, and should not be considered as an alternative to (a) net income (loss) determined in accordance with GAAP or (b) operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Visant Corporation and Subsidiaries
In millions	2013	2012	2011	2010	2009
Net income (loss)	$1.1	$(58.6)	$(14.9)	$56.2	$90.7
Interest expense, net	155.3	158.9	164.1	91.3	55.3
Provision for income taxes	2.3	5.8	2.6	40.7	56.2
Depreciation and amortization expense	89.5	104.5	106.1	104.5	102.5

EBITDA	248.2	210.6	257.9	292.7	304.7
Special charges (a)	20.6	75.9	44.4	4.7	14.5
(Gain) loss on repurchase and redemption of debt (b)	—	(0.9)	—	9.7	—
(Gain) loss on disposal of fixed assets (c)	(0.8)	(1.6)	(0.9)	0.3	(1.4)
Stock-based compensation (d)	1.5	1.1	7.0	13.4	—
Costs of legal proceedings and associated resolution (e)	—	—	—	9.3	2.4
Other (f)	15.3	13.0	19.3	10.0	10.0

Adjusted EBITDA	$284.8	$298.1	$327.7	$340.1	$330.2

(a)	Consists of restructuring costs and special charges incurred for fiscal years 2013, 2012, 2011, 2010 and 2009 in connection with a variety of initiatives and, for fiscal years 2013, 2012 and 2011, $8.2 million, $64.2 million and $31.9 million, respectively, of non-cash impairment charges associated with the write-down of goodwill and certain intangible assets in the Marketing and Publishing Services, Scholastic and Memory Book segments.
(b)	For the fiscal year ended December 29, 2012, Visant recognized a gain on repurchase and redemption of debt of $0.9 million in connection with the repurchase of $13.3 million in aggregate principal amount of Senior Notes in December 2012. For the fiscal year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $9.7 million in connection with the Refinancing. Visant repurchased its Senior Subordinated Notes pursuant to the Tender Offer and satisfied and discharged the remaining Senior Subordinated Notes by delivering to the trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notice given by Visant with respect to the Senior Subordinated Notes. In connection with these transactions, Visant recorded $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs.
(c)	Represents a gain on disposal of fixed assets for fiscal year 2013. For fiscal years 2012, 2011 and 2009, reflects a gain on the donation of redundant facilities to local governments in connection with our consolidation efforts. Represents a loss on disposal of fixed assets for fiscal year 2010.
(d)	Consists of stock-based compensation expense related to all equity and phantom equity awards granted, including awards modified, repurchased or cancelled based on fair values of the awards at the grant date.
(e)	Reflects non-recurring costs incurred during the fiscal year ended January 1, 2011 and the fiscal year ended January 2, 2010 in connection with our defense and prosecution of previously disclosed legal proceedings and actions taken to resolve such matters.
(f)

Other charges for the fiscal year ended December 28, 2013 included $7.0 million of non-recurring employment expenses related to certain executive transitions, $3.8 million of management fees, $1.6 million of acquisition-related costs, $1.0 million of costs related to the relocation of certain manufacturing equipment and the consolidation of certain facilities in the Memory Book segment, $0.3 million of non-recurring professional fees and $1.7 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended December 29, 2012 included $3.7 million and $2.4 million of costs related to the relocation of certain manufacturing equipment and consolidation of certain facilities in the Memory Book and Marketing and Publishing Services segments, respectively. In addition, in the Scholastic segment, there were $0.6 million of non-cash costs associated with the donation to the local industrial development authority of the former Unadilla, Georgia facility. Also included were $3.7 million of management fees, $0.9 million of non-recurring professional fees and $1.6 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended December 31, 2011 included $7.4 million of costs related to the relocation of certain manufacturing equipment and facility consolidation in connection with the closure of certain facilities in the Scholastic and Memory Book segments, $3.6 million of management fees, $2.4 million of consulting fees and $1.9 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended January 1, 2011 included $3.5 million of management fees, $2.5 million of costs related to the relocation of certain manufacturing equipment and facility consolidation in connection with the closure of certain facilities in the Scholastic and Marketing and Publishing Services segments, $0.4 million of acquisition-related costs, $0.7 million of non-recurring inventory costs associated with our strategic decision to no longer sell certain products in the Scholastic segment and $2.9 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended January 2, 2010 included $6.0 million of consolidation costs in connection with the closure of certain facilities, $3.4 million of management fees, $0.5 million of additional rent in connection with the relocation of certain operating facilities and $0.1 million of other costs that are non-recurring in nature.

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

As of March 21, 2014, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.8% of Holdco’s economic interest. As of March 21, 2014, the other co-investors held approximately 8.4% of the voting interest and approximately 9.2% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.2% of the economic interest of Holdco (exclusive of exercisable options).

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

Our Segments

Our three reportable segments as of December 28, 2013 consisted of:

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

Acquisitions

Our business has expanded through a number of acquisitions. These acquisitions have most recently included the acquisition of the capital stock of Carestia by Arcade on July 1, 2013. Headquartered in Grasse, France, Carestia is a producer of blotter cards, which are constructed for sampling fragrances, and other fragrance marketing solutions, as well as decorated packaging solutions.

On November 19, 2013, we announced that we had entered into a Stock Purchase Agreement with American Achievement under which Jostens will acquire all of the outstanding equity interests in American Achievement, a provider of class rings, yearbooks, graduation products, achievement publications and affinity jewelry. Visant has guaranteed the payment and full performance of all obligations of Jostens under such agreement. The transaction is subject to regulatory review and other customary closing conditions.

General

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of the annual net sales in these businesses during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. Based on the seasonality of our cash flow, we traditionally borrow under our Revolving Credit Facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

Our net sales include sales to certain customers for whom we purchase paper. The price of paper, a primary material across most of our products and services, has been volatile over time and may cause swings in our net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers across most of our product lines at the time we are impacted by such increases.

The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is in part attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments for gold which we believe will cover our needs for gold for fiscal 2014.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. The continued cautious consumer spending environment also contributes to more constrained levels of spending on purchases in our Memory Book and Scholastic segments made directly by the student and parent. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect volume in our elementary/high school publishing services products and services. Trade book publishing has been impacted by the shift towards digital books, which has negatively impacted our publishing services business in terms of fewer printed copies of books as well as shorter print runs. To address changes in technology, consumer behavior and user preferences, we have continued to diversify, expand and improve our product and service offerings and the manner in which we sell our products and services, including through improved e-commerce tools.

We seek to distinguish ourselves based on our capabilities, innovative service offerings to our customers, quality and organizational and financial strength. In addition, to address the dynamics impacting our businesses, we have continued to implement efforts to reduce costs and drive operating efficiencies, including through the restructuring and integration of our operations and the rationalization of sales, administrative and support functions. We expect to initiate additional efforts focused on cost reduction and containment to address continued challenging marketplace conditions as well as competitive and pricing pressures demanding innovation and a lower cost structure.

Restructuring Activity and Other Special Charges

For the year ended December 28, 2013, we recorded $11.6 million of restructuring costs and $8.9 million of other special charges. Included in these charges were (a) $8.6 million of costs in the Marketing and Publishing Services segment consisting of a non-cash charge of $8.2 million related to the write-off of a tradename no longer in use, and $0.4 million of severance and related benefit costs associated with reductions in force; (b) $2.6 million of costs in the Scholastic segment consisting of $2.5 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.1 million related to asset impairment charges associated with facility consolidations; and (c) $1.7 million of costs in the Memory Book segment consisting of $1.0 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.7 million related to asset impairment charges associated with the consolidation of our Topeka, Kansas facility. Also included in special charges for the twelve months ended December 28, 2013 was $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007. The associated employee headcount reductions were 123, 21 and 18 in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

Restructuring accruals of $7.5 million and $2.9 million as of each of December 28, 2013 and December 29, 2012, respectively, are included in other accrued liabilities in the Consolidated Balance Sheets. These accruals as of December 28, 2013 included amounts provided for the termination of the multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 and severance and related benefit costs related to headcount reductions in each segment.

On a cumulative basis through December 28, 2013, we incurred $29.3 million of costs related to the termination of the multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 and employee severance and related benefit costs related to the 2011, 2012 and 2013 initiatives, which affected an aggregate of 1,064 employees. We paid $21.8 million in cash related to these initiatives as of December 28, 2013.

Changes in the restructuring accruals during fiscal 2013 were as follows:

In thousands	2013 Initiatives	2012 Initiatives	2011 Initiatives	Total
Balance at December 29, 2012	$—	$2,918	$13	$2,931
Restructuring charges	11,195	436	2	11,633
Severance paid	(3,828)	(3,225)	(15)	(7,068)

Balance at December 28, 2013	$7,367	$129	$—	$7,496

We expect the majority of the remaining severance and related benefits associated with the 2013 and 2012 initiatives to be paid by the end of fiscal 2014 and the costs associated with the termination of the multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 to be paid by the end of 2016.

Other Factors Affecting Comparability

Our fiscal year ends on the Saturday closest to December 31st, and, as a result, a 53rd week is added approximately every sixth year. Our 2013 fiscal year ended on December 28, 2013. Fiscal years 2013, 2012, 2011, 2010 and 2009 each consisted of 52 weeks. Our 2014 fiscal year will include a 53rd week.

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

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2013. As part of such impairment test, we first evaluated the recoverability of goodwill at the reporting unit level by comparing the estimated fair value of each reporting unit to its carrying value. Based on this Step 1 test, the fair value of each reporting unit tested for impairment was in excess of its carrying value with the exception of our publishing services reporting unit, which is included in our Marketing and Publishing Services segment. Accordingly, we proceeded to perform Step 2 of the impairment test on the publishing services reporting unit’s goodwill which had a carrying value of $57.0 million. In performing the Step 2 analysis, it was determined that the implied fair value of the publishing services reporting unit’s goodwill was in excess of its carrying value, and, accordingly, no impairment charge was recognized. The fair value of each of the other reporting units tested for impairment was substantially in excess of its carrying value. Unforeseen events, however, could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of fiscal 2013 and 2012 totaled approximately $1,180.1 million and $1,180.4 million, respectively.

In the fourth quarter of fiscal 2013, we made a strategic decision to no longer use a certain tradename in our Marketing and Publishing Services segment. In connection with this decision, we recorded an $8.2 million non-cash charge, which is reflected in the results of the Marketing and Publishing Services segment.

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

On a consolidated basis, we have established a tax valuation allowance of $2.5 million as of the end of fiscal year 2013 related to foreign tax credit and foreign net operating loss carryforwards, because we believe the tax benefits are not likely to be fully realized. The decrease in the tax valuation allowance from the fiscal year 2012 balance was due primarily to the expiration of $1.1 million of foreign tax credit carryforwards from 2003. As described in Note 13, Income Taxes, to our consolidated financial statements for the year ended December 28, 2013, we repatriated a total of $3.7 million of earnings from our foreign subsidiaries during fiscal year 2013. Due to our consolidated loss for U.S. income tax purposes as of December 28, 2013, no foreign tax credits were utilized for the 2013 fiscal year.

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

Pension and Other Postretirement Benefits

Jostens sponsors certain defined benefit pension plans for certain of its employees and those of Visant. Participation in such plans was closed to employees hired after December 31, 2005, other than for certain union employees. Effective January 1, 2008 and July 1, 2008, respectively, the pension plans covering Jostens’ hourly employees subject to Jostens’ two collective bargaining agreements were closed to new hires. Jostens also provides certain medical and life insurance benefits for eligible retirees. This plan was closed after December 31, 2005, other than for certain union employees and certain employees grandfathered into the plan on the basis of their age and tenure with Jostens as of December 31, 2005. Eligible employees from Lehigh also participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. Effective December 31, 2006, Lehigh closed participation for hourly employees hired after December 31, 2006 (currently there are no active hourly employees in such plan accruing benefits) and froze the plan for salaried and office administrative employees. Lehigh and Arcade also contribute to multi-employer pension plans for certain employees covered by collective bargaining agreements. Contribution amounts are determined by the respective collective bargaining agreement subject to escalation, and we do not administer or control the funds in any way.

Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”) that gives additional credit for years of service as a Jostens’ sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991, calculating the benefits as if such years of service were credited under Jostens’ tax-qualified, non-contributory pension plan for salaried employees (“Plan D”). Benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code of 1986, as amended (the “Code”). The Jostens ERISA Excess Plan also pays benefits that would have been provided under Plan D but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the Code. We also maintain non-contributory, unfunded supplemental retirement plans for certain executive officers.

Effective December 31, 2012, Visant’s qualified and non-qualified pension plans for non-bargained, active employees and its executive supplemental retirement agreements for executive officers were amended to freeze the accrual of additional benefits related to future service and compensation under the plans. Effective December 31, 2013, Visant’s qualified pension plan for bargained employees at Jostens’ Owatonna, Minnesota location was amended to freeze the accrual of additional benefits related to future service and compensation under the plan. Benefits accrued as of December 31, 2012 and December 31, 2013, respectively, were not affected. Employees will continue to accrue service during their employment solely for purposes of vesting in pension benefits accrued as of December 31, 2012 and December 31, 2013, as applicable, which were not yet vested upon the freeze based on the applicable multiple year service requirement for vesting. In addition, the freeze does not impact retirees currently receiving pension benefits or employees who have separated service with vested pension benefits.

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

The following is a summary of the three key assumptions that were used in determining 2013 pension expense, along with the impact of a 1% change in each assumed rate. Amounts appearing in parentheses indicate the amount by which annual pension expense would be reduced by a 1% change in the assumed rate. Modification of these assumptions does not impact the funding requirements for the qualified pension plans.

In thousands	Rate	Impact of 1% increase	Impact of 1% decrease
Discount rate (1)	4.19%	$(173)	$(25)
Expected return on plan assets (2)	8.50%	$(2,583)	$2,583
Rate of compensation increases (3)	3.40%	$—	$—

(1)	A discount rate of 4.19% was used for both the qualified and non-qualified pension plans.
(2)	The expected long-term rate of return on plan assets was 8.50%.
(3)	The average compensation rate was 3.40% for the Jostens salaried employee plans.

For the fiscal year ended December 28, 2013, we were not required to make any contributions to the qualified pension plans and contributed $2.7 million and $0.1 million to the non-qualified pension plans and postretirement welfare plans, respectively. Due to the funded status and exhaustion of the credit balances of the qualified plans, we will be required to make contributions under our qualified pension plans in 2014, estimated to be in an aggregate amount of $5.3 million.

Results of Operations

The following table sets forth selected information derived from our Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years 2013, 2012 and 2011. In the text below, amounts and percentages have been rounded and are based on the amounts in our consolidated financial statements.

				% Change	% Change
	Visant Corporation and Subsidiaries			between	between
				2012 and	2011 and
In thousands	2013	2012	2011	2013	2012
Net sales	$1,127,703	$1,155,342	$1,217,792	(2.4%)	(5.1%)
Gross profit	584,302	605,852	645,181	(3.6%)	(6.1%)
% of net sales	51.8%	52.4%	53.0%
Selling and administrative expenses	405,962	426,376	449,801	(4.8%)	(5.2%)
% of net sales	36.0%	36.9%	36.9%
Gain on disposal of fixed assets	(835)	(1,629)	(910)	NM	NM
Special charges	20,561	75,905	44,413	NM	NM
Operating income	$158,614	$105,200	$151,877	50.8%	(30.7%)
% of net sales	14.1%	9.1%	12.5%
Interest expense, net	155,268	158,924	164,136	(2.3%)	(3.2%)
Gain on repurchase and redemption of debt	—	(947)	—	NM	NM
Provision for income taxes	2,265	5,823	2,625	(61.1%)	121.8%
Net income (loss)	$1,081	$(58,600)	$(14,884)	101.8%	(293.7%)
NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years 2013, 2012 and 2011. For additional financial information about our operating segments, see Note 16, Business Segments, to the consolidated financial statements.

				% Change	% Change
	Visant Corporation and Subsidiaries			between	between
				2012 and	2011 and
In thousands	2013	2012	2011	2013	2012
Net sales
Scholastic	$431,895	$445,790	$474,667	(3.1%)	(6.1%)
Memory Book	331,339	346,070	362,380	(4.3%)	(4.5%)
Marketing and Publishing Services	365,011	364,297	380,774	0.2%	(4.3%)
Inter-segment eliminations	(542)	(815)	(29)	NM	NM

	$1,127,703	$1,155,342	$1,217,792	(2.4%)	(5.1%)

Operating income (loss)
Scholastic	$39,481	$25,260	$34,948	56.3%	(27.7%)
Memory Book	101,920	92,284	103,137	10.4%	(10.5%)
Marketing and Publishing Services	17,213	(12,344)	13,792	239.4%	(189.5%)

	$158,614	$105,200	$151,877	50.8%	(30.7%)

NM = Not meaningful

Year Ended December 28, 2013 Compared to the Year Ended December 29, 2012

Net Sales.    Consolidated net sales decreased $27.6 million, or 2.4%, to $1,127.7 million for the fiscal year ended December 28, 2013 compared to $1,155.3 million for the prior year comparable period.

Net sales for the Scholastic segment for the fiscal year ended December 28, 2013 decreased by $13.9 million, or 3.1%, to $431.9 million compared to $445.8 million for the fiscal year ended December 29, 2012. This decrease was primarily attributable to lower volume in our high school jewelry and announcement products. Partially offsetting the decrease was the shift of approximately $4.0 million of jewelry sales to the 2013 fiscal year from the fall of 2012 due to the timing of orders.

Net sales for the Memory Book segment were $331.3 million for the fiscal year ended December 28, 2013, a decrease of 4.3%, compared to $346.1 million for the fiscal year ended December 29, 2012. This decrease was primarily attributable to 3.6% lower yearbook volume.

Net sales for the Marketing and Publishing Services segment increased to $365.0 million for the fiscal year ended December 28, 2013 compared to $364.3 million for the fiscal year ended December 29, 2012. This increase included sales attributable to our acquisition of Carestia, a leader in fragrance sampling in Europe, which closed on July 1, 2013. Excluding the impact attributable to the acquisition of Carestia, net sales declined $9.5 million compared to the fiscal year ended December 29, 2012, primarily due to lower sampling volume in North America, partially offset by higher revenues from our Latin American sampling operations and our direct mail operations.

Gross Profit.    Consolidated gross profit decreased $21.6 million, or 3.6%, to $584.3 million for the fiscal year ended December 28, 2013 from $605.9 million for the fiscal year ended December 29, 2012. As a percentage of net sales, gross profit margin decreased slightly to 51.8% for fiscal year 2013 from 52.4% for the comparative prior year period. Excluding the impact attributable to our acquisition of Carestia, gross profit margin decreased to 52.1% for the year ended December 28, 2013 from 52.4% for the comparative period in 2012. The decrease in gross profit margin was primarily due to the impact of lower sales in our sampling operations as described in the preceding paragraph.

Selling and Administrative Expenses.    Selling and administrative expenses decreased $20.4 million, or 4.8%, to $406.0 million for the fiscal year ended December 28, 2013 from $426.4 million for fiscal year 2012. Included in the fiscal 2013 amount was an aggregate of $7.0 million of non-recurring employment expense related to certain executive transitions and lower depreciation and amortization of $15.6 million. Excluding the impact of the non-recurring employment expense and lower depreciation and amortization, selling and administrative expenses for the year ended December 28, 2013 decreased approximately $11.8 million compared to the year ended December 29, 2012, which was primarily the result of a decrease in sales commissions driven by lower overall sales volumes in our Memory Book and Scholastic segments and cost reduction initiatives taken during fiscal years 2012 and 2013.

Special Charges.    For the year ended December 28, 2013, we recorded $11.6 million of restructuring costs and $8.9 million of other special charges. Included in these charges were (a) $8.6 million of costs in the Marketing and Publishing Services segment consisting of a non-cash charge of $8.2 million related to the write-off of a tradename no longer in use, and $0.4 million of severance and related benefit costs associated with reductions in force; (b) $2.6 million of costs in the Scholastic segment consisting of $2.5 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.1 million related to asset impairment charges associated with facility consolidations; and (c) $1.7 million of costs in the Memory Book segment consisting of $1.0 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.7 million related to asset impairment charges associated with the consolidation of our Topeka, Kansas facility. Also included in special charges for the twelve months ended December 28, 2013 was $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007. The associated employee headcount reductions were 123, 21 and 18 in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

For the year ended December 29, 2012, we recorded $9.8 million of restructuring costs and $66.1 million of other special charges. Included in these charges were $58.0 million of costs in the Marketing and Publishing Services segment consisting of $55.3 million of non-cash impairment charges associated with the write-down of goodwill and

$0.5 million of non-cash asset related impairment charges. Also included in such charges were $2.2 million of severance and related benefit costs. Special charges in the Scholastic segment included $8.9 million of non-cash impairment charges associated with the write-down of goodwill and $1.2 million of severance and related benefit costs associated with reductions in force. Special charges in the Memory Book segment included $7.8 million of costs consisting of $6.4 million of severance and related benefit costs associated with reductions in force and approximately $1.4 million of non-cash asset related impairment charges, in each case associated with the consolidation of its Clarksville, Tennessee and Topeka, Kansas facilities. The associated employee headcount reductions were 389, 60 and 39 in the Memory Book, Marketing and Publishing Services, and Scholastic segments, respectively.

Operating Income.    As a result of the foregoing, our consolidated operating income increased $53.4 million to $158.6 million for the fiscal year ended December 28, 2013 compared to $105.2 million for the comparable period in 2012. As a percentage of net sales, operating income was 14.1% and 9.1% for the fiscal years ended December 28, 2013 and December 29, 2012, respectively.

Net Interest Expense.    Net interest expense was comprised of the following:

In thousands	2013	2012
Visant Corporation and Subsidiaries:
Interest expense	$142,094	$145,778
Amortization of debt discount, premium and deferred financing costs	13,248	13,225
Interest income	(74)	(79)

Interest expense, net	$155,268	$158,924

Net interest expense decreased $3.6 million to $155.3 million for the fiscal year ended December 28, 2013 compared to $158.9 million for the comparative prior year period, primarily due to lower average borrowings.

Provision For Income Taxes.    Our consolidated effective income tax rate was 67.7% and (11.0%) for the fiscal years ended December 28, 2013 and December 29, 2012, respectively. In 2012, the rate reflected the significant impact of a non-deductible goodwill write-off which reduced the effective rate substantially. Our effective tax rates for both 2013 and 2012 were significantly impacted by the unfavorable effects of foreign earnings repatriations. For 2013, the smaller base of pre-tax income, against which reconciling tax rate effects are measured, resulted in tax rate percentage effects that are not comparable or meaningful on a year-over-year basis. For 2014, we estimate a consolidated effective tax rate between 38% and 43% before the impact of any resolution of outstanding income tax audits or other nonrecurring items.

Net Income (Loss).    As a result of the foregoing, net income was $1.1 million for the fiscal year ended December 28, 2013 compared to a net loss of $58.6 million for the fiscal year ended December 29, 2012.

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

Special Charges.    For the year ended December 29, 2012, we recorded $9.8 million of restructuring costs and $66.1 million of other special charges. Included in these charges were $58.0 million of costs in the Marketing and Publishing Services segment consisting of $55.3 million of non-cash impairment charges associated with the write-down of goodwill and $0.5 million of non-cash asset related impairment charges. Also included in such charges were $2.2 million of severance and related benefit costs. Special charges in the Scholastic segment included $8.9 million of non-cash impairment charges associated with the write-down of goodwill and $1.2 million of severance and related benefit costs associated with reductions in force. Special charges in the Memory Book segment included $7.8 million of costs consisting of $6.4 million of severance and related benefit costs associated with reductions in force and approximately $1.4 million of non-cash asset related impairment charges, in each case associated with the consolidation of its Clarksville, Tennessee and Topeka, Kansas facilities. The associated employee headcount reductions were 389, 60 and 39 in the Memory Book, Marketing and Publishing Services, and Scholastic segments, respectively.

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

Net Loss.    As a result of the foregoing, we incurred a net loss for the fiscal year ended December 29, 2012 of $58.6 million compared to a net loss of $14.9 million for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

The following table presents cash flow activity for applicable periods noted below and should be read in conjunction with our Consolidated Statements of Cash Flows. The following presentation is solely with respect to Visant and its subsidiaries.

In thousands	2013	2012	2011
Net cash provided by operating activities	$101,594	$111,741	$122,529
Net cash used in investing activities	(48,473)	(50,652)	(53,684)
Net cash used in financing activities	(16,942)	(36,606)	(92,527)
Effect of exchange rate changes on cash	(333)	(301)	(501)

Increase (decrease) in cash and cash equivalents	$35,846	$24,182	$(24,183)

Full Fiscal Year 2013

In 2013, cash provided by operating activities was $101.6 million compared with $111.7 million for the comparable prior year period. The decrease in cash from operating activities of $10.1 million was attributable to lower cash earnings, primarily due to lower overall sales.

Net cash used in investing activities for 2013 was $48.5 million compared with $50.7 million for the comparative 2012 period. The decrease was primarily driven by lower capital expenditures for purchases of property, plant and equipment of $17.8 million in 2013 versus the comparable 2012 period, partially offset by increased cash used in acquisitions of $16.9 million. Our capital expenditures relating to purchases of property, plant and equipment were $34.3 million and $52.1 million for 2013 and 2012, respectively.

Net cash used in financing activities for 2013 was $16.9 million compared with $36.6 million for the comparable 2012 period. Net cash used in financing activities for each of 2013 and 2012 primarily consisted of $16.9 million and $38.7 million in long-term debt repayments, respectively.

During 2013, Visant transferred approximately $0.6 million of cash through Visant Secondary to Holdco to allow Holdco to settle equity with certain former managers.

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

Net cash used in financing activities for 2012 was $36.6 million compared with $92.5 million for the comparable 2011 period. Net cash used in financing activities for 2012 primarily consisted of $38.7 million of long-term debt repayments. Net cash used in financing activities for 2011 primarily consisted of $76.3 million of long-term debt repayments and $16.6 million related to debt financing costs and related expenses in connection with the repricing of the Term Loan Credit Facility in March 2011.

On December 17, 2012, Visant made a voluntary pre-payment of $22.0 million on the outstanding Term Loan Credit Facility and repurchased for retirement in privately negotiated transactions $13.3 million in aggregate principal amount of Senior Notes.

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations for future payments as of December 28, 2013:

	Payments due by calendar year
In thousands	Total	2014	2015	2016	2017	2018	Thereafter
Notes outstanding	$736,670	$—	$—	$—	$736,670	$—	$—
Term loans	1,140,406	—	—	1,140,406	—	—	—
Operating leases	24,993	6,641	5,319	4,551	3,687	2,320	2,475
Capital leases	3,888	2,607	585	276	276	144	—
Equipment financing arrangements	4,074	2,374	1,121	534	45	—	—
Precious metals forward contracts	15,771	15,771	—	—	—	—	—
Benefit obligations (qualified) (1)	14,800	5,300	7,200	2,300	—	—	—
Benefit obligations (unqualified) (2)	25,465	2,793	2,704	2,845	2,569	2,469	12,085
Interest expense (3)	482,827	136,703	136,387	136,070	73,667	—	—
Management agreements (4)	25,510	3,944	4,062	4,184	4,309	4,439	4,572
Contractual capital equipment purchases	826	826	—	—	—	—	—
Promissory notes to former employees	890	526	364	—	—	—	—

Total contractual cash obligations (5)	$2,476,120	$177,485	$157,742	$1,291,166	$821,223	$9,372	$19,132

(1)	Amounts represent projected future benefit payments to our funded qualified pension plans based on current assumptions. The estimated amount of our contributions to our funded qualified pension plans beyond 2014 is reflected but will be subject to change based on future asset and liability experience. Actual obligations may differ.

(2)	Amounts represent projected future benefit payments for our unfunded non-qualified pension plans and postretirement welfare plans based on current assumptions.
(3)	Projected interest expense related to the variable rate term loans is based on market rates as of the end of 2013.
(4)	In October 2004, Holdco entered into a management agreement with KKR and DLJMBP III to provide management and advisory services to us. Holdco agreed to pay an annual fee of $3.0 million, effective October 2004, subject to 3% annual increases. Since the agreement does not have an expiration date other than in connection with the Sponsors no longer owning us, the obligation as presented above only reflects one additional year of management fees beyond 2018.
(5)	Our gross unrecognized tax benefit obligation at December 28, 2013 was $8.1 million of which $1.3 million is payable in 2014. It is not presently possible to estimate the years in which part or all of the balance would result in a cash disbursement. Also outstanding as of December 28, 2013 was $11.5 million in the form of letters of credit against the Revolving Credit Facility.

Liquidity

We use cash generated from operations primarily for debt service obligations and capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on-hand and, if consummated, future financings. Based upon the current level of operations, management expects our cash flows from operations along with availability under the Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt interest and retirement obligations and related costs, and capital spending for the foreseeable future. We expect to fund our acquisition of American Achievement with cash, new secured borrowings and the incurrence of other additional indebtedness. Please see, Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Sponsors – Other. To the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof, subject to the limitations of our existing debt instruments.

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of our sampling and direct mail and commercial printed products have also historically reflected seasonal variations, and we generate a majority of the annual net sales in these businesses during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Based on the seasonality of our cash flow, we traditionally borrow under our Revolving Credit Facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

We have substantial debt service requirements and are highly leveraged. As of December 28, 2013, we had total indebtedness of $1,884.8 million, including $1,140.4 million outstanding under the Term Loan Credit Facility, $736.7 million aggregate principal amount outstanding under the Senior Notes and $7.7 million of outstanding borrowings under capital lease and equipment financing arrangements and exclusive of $11.5 million of standby letters of credit outstanding and $11.9 million of original issue discount related to the Term Loan Credit Facility. Our cash and cash equivalents as of December 28, 2013 totaled $96.0 million. We had no outstanding borrowings under the Revolving Credit Facility as of December 28, 2013 (other than the $11.5 million outstanding in the form of standby letters of credit). As of December 28, 2013, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $163.5 million of available borrowings (net of standby letters of credit) under the $175.0 million Revolving Credit Facility as of December 28, 2013.

Our liquidity and our ability to fund our capital requirements will depend on the credit markets and our financial condition. The extent of any impact of credit market conditions on our liquidity and ability to fund our capital requirements or to undertake future financings will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. Any refinancing of our debt could be on less favorable terms, including higher interest rates. In addition, the terms of existing or future debt instruments may restrict certain of our alternatives. We anticipate that, to the extent additional liquidity is necessary to fund our operations or make acquisitions, it would be funded through revolver borrowings, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. The possibility of consummating any such financing will be subject to conditions in the capital markets at such time. We may not be able to obtain this additional liquidity when needed on terms acceptable to us or at all.

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

Off-Balance Sheet Arrangements

Precious Metals Consignment Arrangement

We are party to a precious metals consignment agreement with a major financial institution under which we currently have the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value of consigned inventory. Under these arrangements, we do not take title to consigned inventory until payment. Accordingly, we do not include the value of consigned inventory or the corresponding liability in our consolidated financial statements. The value of consigned inventory at December 28, 2013 and December 29, 2012 was $15.6 million and $32.8 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, we incurred expenses for consignment fees related to this facility of $0.8 million for fiscal 2013 and $1.1 million for each of fiscal 2012 and 2011. The obligations under the consignment agreement are guaranteed by Visant.

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

Interest Rate Risk

We are subject to market risk associated with changes in LIBOR and other variable interest rates in connection with the Credit Facilities. If short-term interest rates or LIBOR averaged 10% more or less, interest expense would have changed by less than $0.1 million for 2013, and $0.1 million for each of 2012 and 2011.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in exchange rates of the currencies in the countries in which we do business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. operations, fluctuations in such rates may affect the translation of these results into our consolidated financial statements. We currently have foreign operations primarily in Canada, Europe and Brazil where substantially all transactions are denominated in Canadian dollars, Euros and Real, respectively. From time to time, we enter into forward foreign currency exchange contracts to hedge certain purchases of inventory denominated in foreign currencies. We may also periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of these hedging activities is to minimize the impact of foreign currency fluctuations on our results of operations and cash flows. We consider our market risk in such activities to be immaterial.

Commodity Price Risk

We are subject to market risk associated with changes in the price of precious metals. To mitigate our commodity price risk, we enter into forward contracts from time to time to purchase gold, platinum and silver, in each case, based upon the estimated quantity needed to satisfy projected customer demand. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on our open precious metal forward purchase contracts. We considered the market rate risk of approximately $3.7 million and $2.0 million with respect to such contracts as of the end of 2013 and 2012, respectively, to be immaterial. Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase or decrease in fair value over our aggregate forward contract commitment.

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

Changes in Internal Control Over Financial Reporting

In addition, during the quarter ended December 28, 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2013.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business backgrounds of our executive officers and directors as of March 21, 2014.

Name	Age	Position
Marc L. Reisch	58	Chairman, President and Chief Executive Officer
Marie D. Hlavaty	50	Senior Vice President, Chief Legal Officer and Secretary
Paul B. Carousso	45	Senior Vice President, Chief Financial Officer
Charles W. Mooty	53	President and Chief Executive Officer, Jostens
David F. Burgstahler	45	Director
George M.C. Fisher	73	Director
Alexander Navab	48	Director
Tagar C. Olson	36	Director
Susan C. Schnabel	52	Director

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

Charles W. Mooty joined Jostens as President and Chief Executive Officer effective January 1, 2014. Mr. Mooty served as Interim Chief Executive Officer and President of Fairview Health Services from 2012 to 2013. Prior to that, Mr. Mooty served as the Chief Executive Officer of Faribault Woolen Mill Co. from 2011 to 2013. Previously, Mr. Mooty served as the Chairman of the Board, President and Chief Executive Officer of International Dairy Queen, Inc. from 2003 to 2008. Mr. Mooty currently serves as a member of the Board of Directors of Fairview Health Services and Faribault Woolen Mill Co.

David F. Burgstahler is a Partner and the President of Avista Capital Partners, a leading private equity firm. Prior to joining Avista Capital Partners in 2005, Mr. Burgstahler was a Partner with DLJ Merchant Banking Partners, the private equity investment arm of Credit Suisse. Mr. Burgstahler joined Credit Suisse in 2000 when it merged with the investment bank Donaldson, Lufkin and Jenrette. Mr. Burgstahler joined Donaldson, Lufkin and Jenrette in 1995. Mr. Burgstahler also serves on the boards of WideOpenWest Holdings, Inc., AngioDynamics, Armored AutoGroup, INC Research, Strategic Partners, Lantheus Medical Imaging, Vertical/Trigen Holdings, LLC and ConvaTec. Mr. Burgstahler is a past member of the board of Warner Chilcott plc and BioReliance Corporation.

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

Alexander Navab is a Member of KKR. He joined KKR in 1993, and he currently co-heads KKR’s Americas private equity business and the Media and Communications industry team in the United States. Mr. Navab serves as Global Co-Chair of the Private Equity Investment Committees, as well as serving on the Special Situations Investment

Committee, of KKR. Prior to joining KKR, Mr. Navab was with James D. Wolfensohn Incorporated, where he was involved in merger and acquisition transactions and corporate finance advisory work. From 1987 to 1989, he was with Goldman, Sachs & Co. in the Investment Banking division. Mr. Navab is also a director of The Nielsen Company (formerly VNU Group BV) and Weld North. Mr. Navab is a past member of the board of PanAmSat Corporation.

Tagar C. Olson is a Member of KKR. He joined KKR in 2002, and he currently heads KKR’s Financial Services industry team. Prior to joining KKR, Mr. Olson was with Evercore Partners Inc. since 1999, where he was involved in a number of private equity transactions and mergers and acquisitions. Mr. Olson is also a director of Alliant Insurance Services, First Data Corporation, Santander Consumer USA and Sedgwick Claims Management Services, Inc., and serves as an observer to the board of directors of WMI Holdings Corp.

Susan C. Schnabel is a Managing Director of Credit Suisse in the Private Banking and Wealth Management division and Co-Head of DLJ Merchant Banking Partners. She is responsible for originating new investments and monitoring existing investments and serves on the Investment Committee. Ms. Schnabel is also a member of the Investment Committee of Hudson Capital, a joint venture formed by Credit Suisse to invest in alternative energy. Ms. Schnabel joined Credit Suisse First Boston in 2000 through the merger with Donaldson, Lufkin & Jenrette, where she was a Managing Director. Ms. Schnabel is also a director of Deffenbaugh Industries, Enduring Resources, Laramie Energy, Luxury Optical Holdings, Neiman Marcus, Specialized Technology Resources Inc. and Summit Gas Resources. Ms. Schnabel is a past member of the boards of DeCrane Aircraft Holdings, DenMat Holdings, Frontier Drilling, Merrill Corporation, Piceance Energy, Pinnacle Gas, Rockwood Holdings, Target Media Partners and Total Safety Inc.

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

Messrs. Burgstahler, Fisher, Navab and Olson and Ms. Schnabel (the “Sponsor Directors”) were appointed to our Board of Directors as a consequence of their respective relationships with the Sponsors and, in the case of Mr. Reisch, the Sponsors’ knowledge and familiarity with Mr. Reisch and his past accomplishments. Each is appointed under the terms of the 2004 Stockholders Agreement (as defined below). None of the members of our Board of Directors would be considered independent under the listing standards of the New York Stock Exchange.

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

Our Board of Directors

Our Board of Directors is currently composed of six members. Each of the existing directors was appointed upon the consummation of the Transactions in October 2004, other than Mr. Fisher, who was appointed in November 2005, and Ms. Schnabel, who was appointed in October 2010. Under the stockholders agreement entered into in connection with the Transactions (the “2004 Stockholders Agreement”), KKR and DLJMBP III each has the right to designate four of our directors (currently three KKR and three DLJMBP III designees serve on our board), and our Chief Executive Officer and President, Marc Reisch, is Chairman. Our Board of Directors currently has three standing committees: an Audit Committee, a Compensation Committee and an Executive Committee. We expect the chair of each of the Audit Committee and the Compensation Committee to rotate annually between a director designated by KKR and a director designated by DLJMBP III, consistent with the terms of the 2004 Stockholders Agreement.

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

The members of the Audit Committee as of the end of fiscal 2013 were Messrs. Burgstahler (Chair) and Olson. The Board of Directors has determined that each of the current members qualifies as an “audit committee financial expert” through their relevant work experience as described above. Mr. Burgstahler is a Partner and President of Avista Capital Partners, and Mr. Olson is a Member of KKR. Neither of the members of the Audit Committee is considered “independent” as defined under the federal securities law. Effective as of April 2014, the Audit Committee will be comprised of Messrs. Burgstahler and Olson, and Mr. Olson will serve as Chair.

Compensation Committee

The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation practices and policies for our executive officers and other key employees, as the Committee may determine, to ensure that management’s interests are aligned with the interest of our equity holders. The Committee also reviews and makes recommendations to the Board of Directors with respect to our employee benefits plans, compensation and equity based plans and compensation of directors. The members of the Compensation Committee as of the end of fiscal 2013 were Messrs. Olson (Chair), Navab and Burgstahler and Ms. Schnabel. Effective as of April 2014, the Compensation Committee will be comprised of Ms. Schnabel and Mr. Olson, and Ms. Schnabel will serve as Chair.

Executive Committee

The current members of the Executive Committee are Messrs. Reisch and Olson and Ms. Schnabel. The Executive Committee may exercise all decision-making authority on behalf of the Board of Directors other than those matters that under Delaware law are expressly reserved to the entire Board of Directors.

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

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis (the “Compensation Discussion and Analysis”) describes the material elements, policies and practices with respect to our principal executive officer, principal financial officer and our one other executive officer as of the end of fiscal year 2013, who are collectively referred to as the “named executive officers” in this Compensation Discussion and Analysis. This Compensation Discussion and Analysis also describes the material elements of compensation awarded to, earned by, or paid to each of the named executive officers. This section should be read in conjunction with the tables and narrative discussion of our executive compensation program that follows this discussion.

We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive program, long-term equity-based incentives in the form of stock options, restricted stock and/or phantom equity, retirement and other benefits, perquisites, post-termination severance and equity award liquidity upon certain termination events and/or a change in control. Certain other post-termination retirement benefits are provided to our Chief Executive Officer (“CEO”). Our current retirement and other benefits include life, disability, medical, dental and vision insurance benefits and a qualified 401(k) savings plan and our perquisites generally include reimbursement for certain medical expenses and may include a car allowance.

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

•

align rewards to measurable performance metrics and to the interest of our stockholders through awards that vest based on the achievement of strategic objectives with the goal of enhancing long-term stockholder value; and

•	compensate our executives to manage our business to achieve long-range objectives and sustainable growth.

Compensation Process

Our Compensation Committee, the members of which serve at the pleasure of our Sponsors, reviews and approves the principal elements of compensation for our named executive officers. The Compensation Committee meets outside the presence of all of our executive officers to consider appropriate compensation for our CEO, Marc Reisch. The Compensation Committee considers feedback from the Board of Directors and Mr. Reisch in establishing Mr. Reisch’s compensation and setting objectives for the ensuing year. For all other executive officers, the Committee meets outside the presence of the executive officers other than Mr. Reisch. Mr. Reisch annually reviews executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee. The Compensation Committee has from time to time reviewed market and industry data in setting compensation, and from time to time, we have retained outside compensation consultants to benchmark certain of our executive positions to provide another measure of compensation levels for executive positions within our company to companies with a comparative revenue base to ours. Positions were matched based on title and responsibilities of the position with comparable positions in the market based on similar company revenue size found within the published survey data of leading human resource organizations. We evaluated base salary and short- and long-term compensation information within the survey information. We may from time to time in the future have benchmarking performed to assist the Compensation Committee in setting executive compensation.

Base Salary

We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary in order to attract and retain an appropriate caliber of ability, experience and talent for the position and to provide base compensation that is not subject to our performance risk. We establish the base salary for each executive officer based in part in consideration of competitive factors as well as individual factors, such as the individual’s scope of duties, performance and experience and, to a certain extent, the pay of others on the executive team. When establishing the base salary of any executive officer, we have also considered competitive market factors, business demands for certain skills, individual experience and contributions, the roles and responsibilities of the executive, and the potential impact the individual may make on our business. The base salaries for our named executive officers are generally reviewed on an 18-month or longer cycle taking into consideration market conditions, existing level of compensation and responsibilities. Adjustments to base salary take into consideration the foregoing factors, individual performance and expanded duties, as applicable.

None of the named executive officers received an increase in base salary during 2013 other than Mr. Carousso, whose salary was adjusted from $325,000 to $390,000 to assure alignment with market rates for his position and level of responsibility.

Annual Performance-Based Cash Incentive Compensation

General. We generally provide the opportunity for our named executive officers and other key employees to earn an annual cash incentive award in order to further align our executives’ compensation opportunity with our annual business and financial goals and the objectives of our stockholders, to motivate our executives’ annual performance and to ensure an overall competitive cash compensation opportunity. Our annual cash incentives in the form of management bonus programs generally link the compensation of participants directly to the accomplishment of specific business metrics and strategic initiatives. The Compensation Committee also considers market and other competitive conditions, extraordinary achievements and contributions to strategic and operating initiatives in establishing annual incentive awards.

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

Consolidated and business unit budgets and business plans which contain both annual financial and strategic objectives are developed by management and reviewed each year by the Board of Directors, which institutes such changes that are deemed appropriate by the Board. The budgets and business plans generally set the basis for the annual incentive program thresholds, targets and stretch measures. The annual management bonus program targets and other material terms by business unit are presented to the Compensation Committee for review and approval with such modifications deemed appropriate by the Compensation Committee. The specific objectives set for our named executive officers are not disclosed because we believe disclosure of this information would cause our company competitive harm and, in certain cases, would indicate material non-public strategic initiatives. There is risk that the targets will not be achieved in whole or in part. This uncertainty ensures that any payments under the plan are truly performance-based.

Annual cash award opportunity for executive officers is typically expressed as a percentage of qualifying base salary, with an established percentage for payout based on meeting the respective threshold or target objective, and enhanced opportunity based on certain stretch targets or extraordinary performance being achieved.

Annual management bonus program awards for our eligible named executive officers and other eligible executives are calculated following the completion of the annual audit, based on our performance against the respective annual objectives, subject to the exercise of discretion by the Compensation Committee as discussed in this section. The award amounts of all eligible officers, including any named executive officers, must be reviewed and approved by the Compensation Committee. Approved payments under the annual incentive programs are made not later than March 15th of the year following the fiscal year during which performance is measured.

For 2013, the Compensation Committee evaluated achievement of the annual bonus opportunity based on key strategic or operating deliverables intended to drive operating and financial performance and strategic objectives. The Compensation Committee also considered market and other competitive factors, extraordinary achievement, strategic contributions and executive retention in establishing annual bonus payments.

For the 2013 fiscal year, annual cash bonus opportunities for the named executive officers at target are summarized below:

	Target Annual Cash Incentive Award Opportunity
	% of Salary	Amount
Marc L. Reisch	125%	$1,187,500
Paul B. Carousso	55%	$214,500
Marie D. Hlavaty	55%	$233,750

Messrs. Reisch and Carousso and Ms. Hlavaty received payments under the annual management bonus program for fiscal year 2013 of $1,187,500, $214,500 and $233,750 respectively, which are reflected in the Summary Compensation Table and accompanying notes.

2014 Annual Management Bonus Opportunity. For 2014, we plan to continue to employ an approach that will drive operating and financial performance and strategic initiatives, as well as considering market and other competitive factors, extraordinary achievement and contributions and executive retention in establishing annual incentive payments and other incentive arrangements for 2014.

Other. Our Compensation Committee reserves the right to grant discretionary bonuses from time to time based on individual contribution impacting the business.

Equity-Based Incentives

General. We have generally offered incentive opportunities to our executives to promote long-term performance, strategic objectives and tenure, through grants of stock options, restricted stock and phantom equity to be paid out in cash based on the achievement of performance or service targets. Other types of long-term equity incentive compensation based on the appreciation of the Class A Common Stock may be considered in the future. Such equity incentive plans and arrangements are designed to:

•

promote our long-term financial interests and performance by attracting and retaining management with the training, experience and ability to enable them to make a substantial contribution to the success of our business;

•	motivate management by means of growth-related incentives to achieve long-range goals; and

•	further the alignment of interests of participants with those of our stockholders through stock-based opportunities.

The Compensation Committee serves as the administrator of such equity-based incentive plans and arrangements, with the power and authority to administer, construe and interpret the equity plans, to make rules for carrying out the plans and to make changes in such rules, subject to such interpretations, rules and administration being consistent with the basic purpose of the plans. Subject to the general parameters of the plans, the Compensation Committee has the discretion to fix the terms and conditions of the grants. Equity awards are granted based on the fair market value of the Class A Common Stock or the common stock of the respective subsidiary as determined by the Compensation Committee after evaluation of a fair market valuation conducted by an independent third party expert on a periodic basis.

Messrs. Reisch and Carousso and Ms. Hlavaty each made an investment in the Class A Common Stock in connection with the Transactions with his or her own personal funds. In turn, the number of Class A Common Stock options granted was based on a multiple of the respective level of individual investment. In consideration of his services in consummating the Transactions and in connection with entering into an employment agreement with us, Mr. Reisch also received at the consummation of the Transactions a grant of restricted stock as a further long-term incentive opportunity. No additional equity has been awarded to the named executive officers since their original investments, except that Mr. Carousso and Ms. Hlavaty were granted 600 and 1,000 shares, respectively, of restricted shares of Class A Common Stock in 2008, which shares vested in January 2010. The restricted stock was used as a means to recognize significant accomplishments of the recipients and to incentivize each individual’s continued tenure, commitment and performance for us and align the interests of our executive officers with our stockholders.

In connection with his employment as Chief Executive Officer of Jostens, Charles W. Mooty is expected to make a personal investment in the Class A Common Stock and be granted restricted shares of Class A Common Stock and earned appreciation rights that will be valued based on the fair market value of Jostens’ common stock.

The Compensation Committee reserves the right to issue additional equity-based incentives in the form of stock options, restricted stock and earned appreciation rights or other phantom shares to our executive officers upon in consideration of performance and for the purpose of assuring retention of executive talent aligned with long-term performance and strategic objectives and, in the case of equity, subject to shares remaining available for grant under the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”) or a successor plan. See “—Equity-based Compensation”.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. However, to the extent that additional grants have been or will be made by us to other members of management, we intend to limit grants to once per year. We also have issued and may from time to time issue equity to new executive management, including those who come into our employment in connection with the consummation of acquisitions by us.

Stock Options. Stock option awards provide our executive officers with the right to purchase shares of the Class A Common Stock at a fixed exercise price for a period of up to ten years from the option grant date under the 2004 Plan and may be either “time-based” or “performance-based”. Time-based options vest on the passage of time and an executive’s continued tenure. Performance-based options granted to date have vested based on the achievement of annual EBITDA targets and on an executive’s continued tenure. The purpose of the performance-based grant is to align management and stockholder interests. Options are subject to certain change of control and post-termination of employment vesting and expiration provisions. See “—Equity-based Compensation” for a discussion of the vesting, change in control and other provisions related to stock options under the 2004 Plan.

Restricted Stock. We also use restricted Class A Common Stock in our long-term equity incentive program as part of our management incentive, development, succession, and retention planning process. The restricted stock is generally subject to the same rights and restrictions set forth in the management stockholders’ agreement and sale participation agreement described under “—Equity-based Compensation”.

Phantom Equity. We have also issued and may from time to time issue phantom equity in the form of phantom shares or earned appreciation rights under our long-term incentive programs under which the awards and payments earned under the program are valued and paid in cash based on the fair market value of the Class A Common Stock or, in certain cases, the common stock of the subsidiary by which the executive is employed, in consideration of performance and for the purpose of assuring retention of talent.

Pension Benefits

Each of Marc L. Reisch, Paul B. Carousso and Marie D. Hlavaty has participated in a qualified pension plan and a non-qualified supplemental pension plan to compensate for Internal Revenue Service limitations. These benefits were provided as part of the regular retirement program available to eligible employees. We have also maintained individual non-contributory, non-qualified, unfunded supplemental retirement arrangements (“SERPs”) for certain named executive officer participants. Mr. Reisch also participated in an additional retirement benefit under the terms of his employment arrangements, and any payment thereunder is net of benefits to which he would otherwise be entitled under any other qualified or non-qualified defined benefit retirement plans. The accrual of additional benefits under these qualified and non-qualified retirement arrangements was frozen as of the end of calendar year 2012. For more detailed information, see the narrative accompanying the “Pension Benefits” table.

Employment Agreements and Change in Control Provisions

Except with respect to our CEO, Marc L. Reisch, and Charles W. Mooty, the Chief Executive Officer of Jostens, we do not have any employment agreements with any of the executive officers discussed under this Compensation Discussion and Analysis. It is generally not our philosophy or practice to enter into employment agreements with our executives. Absent exigent competitive factors, we believe that our short- and long-term compensation practices and opportunities are competitively attractive and favorably motivate our executives towards performance and continuity of service.

Employment Agreement with Marc L. Reisch. In October 2004, Holdco entered into an employment agreement with Mr. Reisch with an initial term extending to December 31, 2009. The agreement was amended and restated in May 2010 with a term in effect through December 31, 2010, and automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party to the other. Mr. Reisch’s employment agreement provides for certain post-termination payments and benefits which we believe are competitively reasonable and reflect Mr. Reisch’s value to us.

Employment Agreement with Charles W. Mooty. In November 2013, Jostens entered into an employment agreement with Mr. Mooty for a term commencing January 1, 2014 and continuing through December 31, 2017, with automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party to the other. Mr. Mooty’s employment agreement provides for certain post-termination payments and benefits which we believe are competitively reasonable and reflect Mr. Mooty’s value to us.

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

Tagar C. Olson, Chairman

David F. Burgstahler

Alexander Navab

Susan C. Schnabel

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Messrs. Burgstahler, Navab and Olson and Ms. Schnabel. Mr. Olson has been the Chair of the Committee since April 2013. For a description of the transactions between us and entities affiliated with members of the Compensation Committee, see the transactions described in “Certain Relationships and Related Transactions, and Director Independence”.

Summary Compensation Table

The following table presents compensation information paid to or accrued to the named executive officers for our fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option/ Unit Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total $
Marc L. Reisch	2013	$950,000	$250,000	(1)	$—	$—		$1,187,500	(3)	$—	$76,347	(6)	$2,463,847
Chairman, President and Chief Executive Officer	2012	$950,000	$—		$—	$—		$250,000		$628,210	$118,365		$1,946,575
	2011	$950,000	$—		$—	$—		$—		$320,246	$27,938		$1,298,184
Paul B. Carousso	2013	$372,500	$—		$—	$—		$214,500	(3)	$—	$25,788	(7)	$612,788
Senior Vice President, Chief Financial Officer	2012	$325,000	$—		$—	$—		$178,750		$163,551	$28,600		$695,901
	2011	$317,212	$—		$—	$—		$—		$75,253	$24,500		$416,965
Marie D. Hlavaty	2013	$425,000	$—		$—	$—		$233,750	(3)	$—	$26,625	(8)	$685,375
Senior Vice President, Chief Legal Officer	2012	$425,000	$—		$—	$—		$233,750		$253,394	$23,376		$935,520
	2011	$405,096	$—		$—	$—		$—		$143,195	$21,600		$569,891
Timothy M. Larson	2013	$489,231	$—		$—	$—		$118,860	(4)	$—	$645,658	(9)	$1,253,749
President and Chief Executive Officer, Jostens	2012	$700,000	$—		$—	$1,752,400	(2)	$—		$426,862	$78,006		$2,957,268
	2011	$699,037	$305,000		$—	$—		$113,218		$172,927	$33,215		$1,323,397

(1)	Paid in connection with the renewal of Mr. Reisch’s employment agreement.
(2)	These awards were forfeited without payment in connection with Mr. Larson’s resignation in 2013.
(3)	The amounts represent earnings under the annual management incentive bonus program.
(4)	Pursuant to his separation of services, Mr. Larson was entitled to a pro rata bonus (based on the number of days in 2013 in which Mr. Larson was employed).
(5)	Reflects the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under the qualified, non-contributory pension plan, unfunded supplemental ERISA excess retirement plan and an individual non-contributory unfunded supplemental retirement plan and, in the case of Mr. Reisch, the supplemental retirement benefit originally provided for under his employment agreement. Effective December 31, 2012, such plans were amended to freeze the accrual of additional benefits related to future service and compensation under the plans. Please refer to the narrative descriptions of our pension plans under the Pension Benefits table. For 2013, the actuarial present value of the accumulated benefit under the plans decreased by $69,792 for Mr. Reisch, $60,751 for Mr. Carousso, $80,992 for Ms. Hlavaty, and $185,995 for Mr. Larson, respectively. We currently have no deferred compensation plans.
(6)

Includes for 2013: $30,825 of premiums under a life insurance policy which are paid by us under the terms of Mr. Reisch’s employment agreement (the proceeds under the policy are payable to beneficiaries designated by Mr. Reisch), $13,388 representing regular employer matching contributions under our 401(k) plan; $13,680 representing a car allowance; and approximately $18,454 representing financial planning/tax preparation, executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits. We have in the past made available to Mr. Reisch the company aircraft for occasional personal use. In such cases, Mr. Reisch reimbursed us for an amount equal to our incremental cost for such use. The calculation of the incremental cost for personal use of our company aircraft included only variable costs incurred as a result of such flight activity. Incremental cost did not include fixed costs that are incurred regardless of Mr. Reisch’s use, e.g., aircraft insurance, maintenance, storage and flight crew salaries.
(7)	Includes for 2013: $13,388 representing regular employer matching contributions under our 401(k) plan; $10,200 representing a car allowance; and approximately $2,200 representing executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who participates in certain wellness programs or foregoes certain disability insurance benefits.
(8)	Includes for 2013: $13,388 representing regular employer matching contributions under our 401(k) plan; $10,000 representing a car allowance; and approximately $3,237 representing executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits.
(9)	Includes for 2013: $13,388 representing regular employer matching contributions under our 401(k) plan; $14,400 representing a car allowance; approximately $4,889 representing financial planning, executive medical expenses reimbursed by us and cash credits offered to any employee who foregoes certain disability insurance benefits; and $612,981 paid to Mr. Larson during 2013 pursuant to his employment agreement in connection with the separation of services in August 2013. See “—Employment Agreements and Arrangements—Timothy M. Larson”.

Grants of Plan-Based Awards in 2013

The following table provides information with regard to the target level of bonus opportunities for our named executive officers for performance during 2013.

		Target Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Target	Maximum
Marc L. Reisch	N/A	$1,187,500	$1,781,250
Paul B. Carousso	N/A	$214,500	$—
Marie D. Hlavaty	N/A	$233,750	$—

(1)	Reflects the target and maximum award amounts under our annual management bonus program for our named executive officers. The actual non-equity annual incentive compensation amount earned by each named executive officer, if any, in 2013 is shown in the “Summary Compensation Table” above.

Equity-based Compensation

Our equity-based compensation plans are based on the Class A Common Stock of Holdco or, in certain cases, the underlying subsidiary’s equity.

In connection with the closing of the Transactions, Holdco established the 2004 Plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The 2004 Plan provides for the issuance of a total of 510,230 shares of Class A Common Stock. As of December 28, 2013, there were 150,577 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants.

Equity-based Incentive Plans

Certain key Jostens employees participate in Jostens long-term incentive programs. The programs provide for the grant of phantom shares to the participating employee, which are subject to vesting and other terms and conditions and restrictions of the share award, which may include meeting certain performance metrics and continued employment. The grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested. In connection with the program put into place in 2012 (the “2012 LTIP”), the grants will be settled following the end of fiscal year 2014 (which occurs on January 3, 2015). In the case of a limited number of certain senior executives of Jostens, absent a change of control prior to January 3, 2015, payment with respect to a portion of the lump sum payment in respect of the performance award in which the executive vests as of the end of fiscal year 2014 will not be due until the earlier of a change in control or early 2016 (and not later than March 15, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 3, 2015, as described therein. Shares not vested as of the end of fiscal year 2014, including if the respective performance target is not achieved, are forfeited without payment. The awards are also subject to certain agreements by the employee as to confidentiality, non-competition and non-solicitation to which the employee is bound during his or her employment and for two years following a separation of service.

Certain key Jostens employees received an extraordinary long-term phantom share incentive grant in April 2013 (the “April 2013 Special LTIP”). The grants of phantom shares to the participating employees were made on terms similar to the 2012 LTIP, including that such shares are subject to vesting based on continued employment. The shares that vest under the grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested, following the end of fiscal year 2015 (which occurs on January 2, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 2, 2016, as described therein.

During the third quarter of 2013, Jostens implemented a long-term phantom share incentive program with certain of Jostens’ key employees (the “Jostens 2013 LTIP”). The grants of phantom shares to the participating employees were made on terms similar to the 2012 LTIP and the April 2013 Special LTIP, provided that with certain limited exceptions, the shares are subject to vesting based solely on continued employment. The shares that vest under the grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested, following the end of fiscal year 2015 (which occurs on January 2, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 2, 2016, as described therein.

We have issued and may from time to time issue phantom equity in the form of phantom shares or earned appreciation rights to certain employees of our other subsidiaries for the purpose of assuring retention of talent aligned with long-term performance and strategic objectives.

Employment Agreements and Arrangements

Employment Arrangements with Marc L. Reisch

General.    Mr. Reisch’s employment agreement had an initial term ending on December 31, 2009. This agreement was amended and restated in 2010 with a term in effect through December 31, 2010 and has been automatically renewed under the provision providing for one-year renewals at the end of each renewal term. The employment agreement currently contains the following terms under which Mr. Reisch serves as the Chairman of our Board of Directors and our Chief Executive Officer and President.

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

Termination by us for Cause or by Mr. Reisch without Good Reason. Under Mr. Reisch’s employment agreement, termination for “cause” requires the affirmative vote of two-thirds of the members of our Board (or such higher percentage or procedures required under the 2004 Stockholders Agreement) and may be based on any of the following:

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

If Mr. Reisch’s employment were terminated by us for cause or by Mr. Reisch without good reason, he would be entitled to receive a lump sum payment, which includes the amount of any earned but unpaid base salary, earned but unpaid annual bonus for a previously completed fiscal year, and accrued and unpaid vacation pay as well as reimbursement for any unreimbursed business expenses, all as of the date of termination. In addition, Mr. Reisch would receive the supplemental retirement benefit described in the narrative following the Pension Benefits table and the transfer of the life insurance policy described under “—Employment Agreements and Arrangements—Employment Arrangements with Marc L. Reisch—General” such that Mr. Reisch may assume the policy at his own expense. Also, Mr. Reisch would receive any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination (the benefits and payments described in this paragraph collectively referred to as the “Reisch Accrued Rights”).

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

Disability or Death. In the event that Mr. Reisch’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18-month period), Mr. Reisch (or his estate, as the case may be) will be entitled to receive, as applicable, (1) the Reisch Accrued Rights and (2) a lump sum payment equal to the prorated (based on the number of days in the applicable fiscal year in which Mr. Reisch was employed) portion of the annual bonus, if any, Mr. Reisch would have been entitled to receive for the year termination occurs, payable within 15 days after the date of termination.

Supplemental Retirement Benefits; Post-Termination Medical Benefits. The vested supplemental retirement benefits and post-termination medical benefits granted to Mr. Reisch are described in the narrative following the Pension Benefits table below.

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

Stock Options. All of Mr. Reisch’s stock options vested prior to December 28, 2013, and therefore there would be no unvested options subject to acceleration in the event of a change in control.

Code Section 409A. Payments which Mr. Reisch may be entitled to under the employment agreement may be subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any acceleration or additional tax under Section 409A.

Employment Agreement with Charles W. Mooty

General. Jostens entered into an employment agreement with Charles W. Mooty, dated as of November 19, 2013, for a term which commenced on January 1, 2014, under which he serves as the President and Chief Executive Officer of Jostens. Mr. Mooty’s employment agreement has an initial term of three years ending on December 31, 2017, and is automatically renewable thereafter for one-year periods unless either party provides written notices to the contrary, subject to earlier termination of his employment upon notice by either Mr. Mooty or by Jostens pursuant to the terms of the agreement. Mr. Mooty’s agreement provides for the payment of an annual base salary of $750,000, subject to increase at the sole discretion of Jostens’ board of directors, which shall review Mr. Mooty’s base salary on at least an annual basis beginning in January 2015, plus an annual cash bonus opportunity between zero and 100% of base salary, with a current target bonus opportunity of 80% of his base salary. Provided Mr. Mooty is employed by Jostens through the last day of fiscal year 2014, he will receive an annual bonus of at least $250,000 in respect of fiscal year 2014. Also under the agreement, Mr. Mooty receives certain executive health benefits and perquisites. Additionally, the agreement allows for certain payments and benefits upon termination without cause or for good reason, death or disability.

Mr. Mooty is subject to nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Mooty’s termination of employment. Mr. Mooty is also subject to noncompetition restrictions during the term of the employment agreement and for a period of up to two years following Mr. Mooty’s termination of employment (the duration to be determined based on the length of his employment prior to separation). The employment agreement also includes a provision relating to the nondisclosure of confidential information.

Termination by us for Cause or by Mr. Mooty without Good Reason. Under the employment agreement, termination by us for “cause” may be based on any of the following (as determined by the board of directors of Jostens):

•	Mr. Mooty’s willful and continued failure to perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered to Mr. Mooty by us;

•	the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates;

•	the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or

•

a material breach by Mr. Mooty of the employment agreement or any other agreement(s) with us, including engaging in any action in breach of restrictive covenants contained therein which continues beyond ten days after a written demand for substantial performance is delivered by us to Mr. Mooty (to the extent that, in the reasonable judgment of Jostens’ board of directors, the breach can be cured).

Also as defined in the employment agreement, “good reason” means:

•

a reduction in Mr. Mooty’s rate of base salary or annual incentive compensation opportunity (other than a general reduction in base salary or annual incentive compensation that affects all members of our senior management in substantially the same proportion, provided that Mr. Mooty’s base salary is not reduced by more than 10%);

•	a substantial reduction in Mr. Mooty’s duties and responsibilities;

•	the failure of any successor to assume Jostens’ obligations under the employment agreement; or

•	a transfer of Mr. Mooty’s primary workplace by more than 50 miles outside of Mr. Mooty’s primary workplace as of the date of the agreement.

Notwithstanding the foregoing, good reason shall cease to exist for any such event on the 60th day following the later of the occurrence of the event or Mr. Mooty’s knowledge thereof, unless Mr. Mooty has given us written notice thereof prior to such date.

If Mr. Mooty’s employment were terminated by us for cause or by Mr. Mooty without good reason, he would be entitled to receive a lump sum payment, which includes the amount of any earned but unpaid base salary, earned but unpaid annual bonus for the previously completed fiscal year, accrued and unpaid vacation pay, reimbursement for any unreimbursed business expenses and all other payments to which Mr. Mooty may be entitled under long-term incentive plans, all as of the date of termination. Also, Mr. Mooty would receive any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination, as well as any payments to which he may be entitled under the equity and long-term incentive arrangements provided for in the agreement (the benefits and payments described in this paragraph collectively referred to as the “Mooty Accrued Rights”).

Termination by us without Cause or by Mr. Mooty for Good Reason. If Mr. Mooty is terminated by us without cause (which includes our nonrenewal of the agreement for any additional one-year period, but excludes death or disability) or if he resigns for good reason, he will be entitled to receive, in addition to the amounts and benefits described above in connection with a termination by us for cause or by Mr. Mooty without good reason:

•

(1) a lump sum payment equal to the prorated (based on the number of days in the applicable fiscal year in which Mr. Mooty was employed) portion of the annual bonus, if any, Mr. Mooty would have been entitled to receive pursuant to the annual incentive plan had he remained employed through the date that bonuses are paid to other executives under the incentive plan in respect of the fiscal year in which the termination occurs, paid at such time such annual bonus would otherwise be payable (the “Pro-Rata Bonus”), and (2) subject to his continued compliance with the restrictive covenants set forth in the agreement and the execution of a release of claims, (a) an amount equal to the base salary at the rate in effect immediately prior to the date of termination plus (b) his target bonus for the year of termination, payable in equal monthly installments; and

•

an amount equal to the portion of the monthly insurance premium payments that Jostens subsidizes for Mr. Mooty as in effect immediately prior to the date of termination with respect to health insurance benefits in which Mr. Mooty (and his dependents) were enrolled at the date of termination, payable in equal monthly installments at the same time as the payments above are made, and continuing until the earlier of 12 months after the date of termination or the date that Mr. Mooty becomes eligible for health insurance coverage from any subsequent employer or other source, so long as he elects to receive such health insurance coverage under COBRA.

Disability or Death. In the event that Mr. Mooty’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18-month period), Mr. Mooty (or his estate, as the case may be) will be entitled to receive, as applicable, (1) the Mooty Accrued Rights and (2) the Pro-Rata Bonus.

Equity. In connection with his employment, Charles W. Mooty is expected to make a personal investment in the Class A Common Stock and be granted restricted shares of Class A Common Stock and earned appreciation rights that will be valued based on the fair market value of Jostens’ common stock.

Timothy M. Larson

Timothy M. Larson gave notice of his resignation as President and Chief Executive Officer of Jostens on January 23, 2013. He remained an employee of Jostens until August 2013. Mr. Larson is receiving the benefits to which he is entitled under his employment agreement as a result of the separation of service. Mr. Larson is subject to noncompetition and nonsolicitation restrictions for a period of two years following Mr. Larson’s termination of employment. The employment agreement also includes a provision relating to the nondisclosure of confidential information.

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

Outstanding Equity Awards at December 28, 2013

The following table presents the outstanding equity awards held by each named executive officer as of December 28, 2013.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Marc L. Reisch	880	(2)	—	—	$30.09	1/20/2014	—	$—
	127,466		—	—	$39.07	10/4/2014	—	$—
Paul B. Carousso	9,365		—	—	$39.07	3/17/2015	—	$—
Marie D. Hlavaty	18,730		—	—	$39.07	3/17/2015	—	$—

(1)	There is no established public trading market for the Class A Common Stock, and, therefore, the exercise prices listed in this column represent the fair market value of a share of the Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, based on an independent third party valuation, as of the grant date of the option (in each case, the original option exercise price was adjusted in April 2006 in connection with the special dividend paid on the Class A Common Stock).
(2)	The options were exercised in January 2014 prior to their expiration on January 20, 2014.

Option Exercises and Stock Vested in 2013

In connection with his termination of employment, 7,000 shares of restricted Class A Common Stock previously granted to Timothy M. Larson became vested in full. In accordance with his employment agreement, Mr. Larson tendered to us such shares for repurchase in connection with his termination of employment. The proceeds of such repurchase will be paid to Mr. Larson in a lump sum in September 2015. Also in accordance with his employment agreement, 3,444 shares of Class A Common Stock were issued to Mr. Larson in connection with his termination of employment under the net settlement exercise of 19,201 vested options. The shares of Class A Common Stock issued in connection with the exercise will be repurchased by us for cash in or about March 2014.

Pension Benefits in 2013

The following table presents the present value of accumulated pension benefits as of December 28, 2013.

Pension Benefits

	Jostens Pension Plan (1)			Jostens ERISA Excess Plan			Supplemental Executive Retirement Plan (SERP)			2010 SERP
Name	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($)(2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($)(2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($)(2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($)(2)	Payments During Last Fiscal Year ($)
Marc L. Reisch	8.2	$168,986	$—	8.2	$991,154	$—	8.2	$1,010,857	$—	N/A	$115,448	$—
Paul B. Carousso	8.2	$86,258	$—	8.2	$51,327	$—	8.2	$235,202	$—	N/A	N/A	N/A
Marie D. Hlavaty	8.2	$119,558	$—	8.2	$138,763	$—	8.2	$416,557	$—	N/A	N/A	N/A
Timothy M. Larson	18.3	$146,282	$—	18.3	$273,695	$—	9.0	$437,029	$—	N/A	N/A	N/A

N/A- Not applicable

(1)	Messrs. Reisch, Carousso, Larson and Ms. Hlavaty participate under the salaried employee pension formula.
(2)	The present value of accumulated benefits is determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements and is net of any benefit to be received under any other qualified or non-qualified retirement plans.

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

Effective December 31, 2012, Visant’s qualified and non-qualified pension plans and arrangements for non-bargained, active employees were amended to freeze the accrual of additional benefits related to future service and compensation under the plans. Benefits accrued as of December 31, 2012 were not affected. As applicable, employees will continue to accrue service during their employment solely for purposes of vesting in pension benefits accrued as of December 31, 2012 which were not yet vested upon the freeze based on the applicable multiple year service requirement for vesting. In addition, the freeze does not impact retirees currently receiving pension benefits or employees who have separated service with vested pension benefits.

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

In addition, we maintain non-contributory unfunded supplemental retirement arrangements (SERPs) for the named executive officers which were also frozen as of December 31, 2012 for additional benefit and service accruals. Effective as of December 31, 2012, participants with at least seven calendar years of full-time employment service as an executive officer (as defined under the SERP) are eligible for a benefit equal to 1% of his/her base salary in effect as of December 31, 2012, multiplied by the number of years in full-time employment as an executive officer through December 31, 2012. Only service after age 30 and before age 60 is recognized under the SERP. The result of the calculation is divided by 12 to arrive at a monthly benefit payment payable over the employee’s remaining lifetime. Mr. Reisch’s benefit is payable in the form of a lump sum equal to the present value of such lifetime benefit, determined using the actuarial assumptions used under the Jostens tax-qualified pension plan in which Mr. Reisch participates. If the named executive officer’s employment (other than Mr. Reisch’s) is terminated for any reason (other than for death or total disability) after completing seven years of full-time employment service as an executive officer, the employee shall be entitled to begin receiving payment of the foregoing benefit upon the later of termination of employment or achieving age 55. For Mr. Reisch, if his employment terminates (1) prior to age 60, he will receive payment of his benefit at age 60, but if his employment terminates after age 60 and prior to age 65, he will receive the benefit at age 65 or (2) as a result of death or disability, he (or his estate) will receive payment of the benefit within 90 days of the date of death or total disability. The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his/her total disability or termination of employment, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary as of December 31, 2012. Without duplication, the SERP provides a surviving spouse benefit in the case the employee has experienced a termination of employment or total disability prior to his/her death, whether or not the benefit under the SERP has commenced, upon his/her death, equal to 50% of the monthly benefit he/she would have otherwise been entitled to for the duration of the natural life of his/her spouse or until the month the employee, if living, would have attained age 80.

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

Nonqualified Deferred Compensation for 2013

None of the named executive officers receives any nonqualified deferred compensation.

Termination, Severance and Change of Control Arrangements

Post-termination Payments—Marc L. Reisch. The information below is provided to disclose hypothetical payments to Marc L. Reisch under various termination scenarios, assuming, in each situation, that Mr. Reisch was terminated on December 28, 2013 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Payments

Marc L. Reisch

	Voluntary Termination Without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination With Good Reason or Involuntary Termination Without Cause ($)		Termination in Connection with a Change in Control ($)(7)		Disability ($)	Death ($)
Severance	$—	$4,200,000	(5)	$4,200,000	(8)	$—	$—
Stock Options	(3)	(3)		(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—		$—		$22,988	$702,825	(9)
Continuation of Welfare Benefits	$—	$28,555	(6)	$28,555	(6)	$—	$—
Additional Post-Termination Medical Benefits (2)	$69,084	$69,084		$69,084		$69,084	$47,860
Insurance	(4)	(4)		(4)		(4)	(10)

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan, the SERP and the additional supplemental retirement benefit under the employment arrangements with Mr. Reisch over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	Represents the present value of the additional post-termination retiree medical benefits under Mr. Reisch’s employment arrangements, determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements.

(3)	All outstanding options held by the executive are currently vested, subject to exercise within the applicable time period corresponding to the nature of the termination.
(4)	Assumes the $10 million life insurance policy is transferred to Mr. Reisch, with future premiums to be paid by Mr. Reisch.
(5)	Payable in 24 equal monthly installments.
(6)	The table reflects the 2014 monthly premium payable by us for medical, dental and vision benefits in which Mr. Reisch and his dependents participated at January 1, 2014, multiplied by 24 months.
(7)	Subject to certain notice and other requirements, Mr. Reisch would be entitled to an additional payment (a gross-up) in the event it shall be determined that any payment, benefit or distribution (or combination thereof) by us for his benefit (whether paid or payable or distributed or distributable pursuant to the terms of our employment agreement with Mr. Reisch, or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, restricted stock, or the lapse or termination of any restriction on the vesting or exercisability of any of the foregoing) would be subject to the excise tax imposed by Section 4999 of the Code by reason of being “contingent on a change in ownership or control” of us, within the meaning of Section 280G of the Code or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax. The payment would be in an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed with respect to those taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and the excise tax imposed upon the gross-up available to cause the imposition of such taxes to be avoided, Mr. Reisch retains an amount equal to the excise tax (including any interest and penalties) imposed. However, there may be certain statutory exemptions based on our being a privately held company that would avoid the imposition of the excise tax.
(8)	Upon a change in control, the employment agreement (other than certain provisions which survive such a termination of the agreement) will automatically terminate, and Mr. Reisch will be entitled to receive a lump sum payment equal to $4,200,000 in cash. In such case, Mr. Reisch shall also be entitled to receive (1) any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination and (2) so long as such termination is not by us for cause, a lump sum payment equal to the pro-rated portion of the target annual cash bonus that Mr. Reisch may have been eligible to receive in respect of such fiscal year, which would have been $1,187,500 if such termination occurred at December 28, 2013.
(9)	The Amended and Restated 2010 SERP provides for a lump sum payment on the earlier of Mr. Reisch reaching age 65 or a date that is within 90 days following his death. The incremental value in this scenario represents the enhancement, in actuarial present value dollar terms, from an immediate commencement of the benefit compared to payment at age 65.
(10)	The proceeds of the life insurance policy would be payable to Mr. Reisch’s beneficiary(ies).

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

Stock Options. All of Mr. Carousso’s and Ms. Hlavaty’s stock options were vested prior to December 28, 2013 and therefore there would be no unvested options subject to acceleration in the event of a change in control.

Post-termination Payments—Paul B. Carousso. The information below is provided to disclose hypothetical payments to Paul Carousso under various termination scenarios based on contractual arrangements in place with Mr. Carousso, assuming, in each situation, that Mr. Carousso was terminated on December 28, 2013. All amounts are stated in gross before taxes and withholding.

Post-Termination Payments

Paul B. Carousso

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$604,500	(4)	$—	$—
Annual Incentive	$—	$—	$214,500	(5)	$—	$—
Stock Options	(3)	(3)	(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—	$—		$—	$344,551	(6)
Continuation of Health Benefits (2)	$—	$—	$14,277		$—	$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).

(2)	The table reflects the 2014 monthly COBRA premium payable for group health benefits in which Mr. Carousso and his dependents participated at January 1, 2014, multiplied by 12 months less the then applicable employee contribution.
(3)	All outstanding options held by the executive are currently vested, subject to exercise within the applicable time period corresponding to the nature of the termination.
(4)	Payments due to Mr. Carousso in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Mr. Carousso’s annual base salary as of December 28, 2013 and (b) an amount equal to Mr. Carousso’s annual cash bonus at target for the year of termination, payable over 12 months in equal installments in accordance with our normal payroll practices.
(5)	Payable as a lump sum in connection with a termination without cause or for good reason following a change in control.
(6)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary as of December 28, 2013.

Post-termination Payments—Marie D. Hlavaty. The information below is provided to disclose hypothetical payments to Marie Hlavaty under various termination scenarios based on contractual arrangements in place with Ms. Hlavaty, assuming, in each situation, that Ms. Hlavaty was terminated on December 28, 2013. All amounts are stated in gross before taxes and withholding.

Post-Termination Payments

Marie D. Hlavaty

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$658,750	(4)	$—	$—
Annual Incentive	$—	$—	$233,750	(5)	$—	$—
Stock Options	(3)	(3)	(3)		(3)	(3)
Incremental Pension Benefits (1)	$—	$—	$—		$—	$175,122	(6)
Continuation of Health Benefits (2)	$—	$—	$4,360		$—	$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	The table reflects the 2014 monthly COBRA premium payable for group health benefits in which Ms. Hlavaty participated at January 1, 2014, multiplied by 12 months less the then applicable employee contribution.
(3)	All outstanding options held by the executive are currently vested, subject to exercise within the applicable time period corresponding to the nature of the termination.
(4)	Payments due to Ms. Hlavaty in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Ms. Hlavaty’s annual base salary as of December 28, 2013 and (b) an amount equal to Ms. Hlavaty’s annual cash bonus at target for the year of termination, payable over 12 months in equal installments in accordance with our normal payroll practices.
(5)	Payable as a lump sum in connection with a termination without cause or for good reason following a change in control.
(6)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to her total disability or termination of employment, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary as of December 28, 2013.

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

As of December 28, 2013, the Class A Common Stock options previously granted to our current directors were fully vested and exercisable. Such outstanding options are as follows with respect to the number of underlying shares of Class A Common Stock: each of Messrs. Navab and Olson—2,081 shares; and Messrs. Burgstahler and Fisher—3,122 shares. Mr. Burgstahler has assigned the economic benefit of his options to DLJMBP III. The options expire following the tenth anniversary of the grant date and are generally subject to the other terms of the equity incentive program applicable to other participants, including certain restrictions on transfer and sale. These options were granted at a fair market value of $96.10401 per share (the exercise price was reduced in connection with the dividend paid by Holdco to its stockholders on April 4, 2006, to $39.07 per share).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Visant is an indirect wholly owned subsidiary of Holdco. Our Sponsors hold shares of the Class A and Class C Common Stock of Holdco and additionally our equity-based incentive compensation plans are based on the appreciation of the Class A Common Stock. Accordingly, the following table sets forth information regarding the beneficial ownership of the Class A and Class C Common Stock as of March 21, 2014 by (1) each person we believe owns beneficially more than five percent of Holdco’s outstanding common stock, (2) each of our directors, (3) each of our executive officers and (4) all directors and current executive officers as a group.

	Class A Voting Common Stock		Class C Voting Common Stock
Holder	Shares (1)	Percent of Class	Shares (1)		Percent of Class
KKR and related funds(2)	2,664,356	44.8%	1	(3)	100.0%
DLJMBP III and related funds(4)	2,664,357	44.8%	—		—
David F. Burgstahler(4)(8)	3,122	*	—		—
Alexander Navab(2)(3)(8)	2,081	*	—		—
Tagar C. Olson(2)(3)(8)	2,081	*	—		—
George M.C. Fisher(2)(3)(5)(6)(8)	6,244	*	—		—
Susan C. Schnabel(4)	—	*	—		—
Marc L. Reisch(7)(8)(9)	174,511	2.9%	—		—
Marie D. Hlavaty(7)(8)	25,520	*	—		—
Paul B. Carousso(7)(8)	12,803	*	—		—
Charles W. Mooty(7)(10)	—	*	—		—
Directors and executive officers (9 persons) as a group(2)(4)(5)(6)(7)(8)(9)(10)	226,362	3.7%	—		—

*	Indicates less than one percent.
(1)	The amounts and percentages of Holdco’s common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
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
(3)	The contribution agreement entered into in connection with the Transactions provided that KKR receive one share of the Class C Common Stock, which, together with its shares of the Class A Common Stock, provides KKR with approximately 49.3% of Holdco’s voting interest. Messrs. Fisher, Navab and Olson disclaim beneficial ownership of these shares.
(4)	Includes 2,664,357 shares held by DLJMBP III, DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., all of which are private equity funds that form part of Credit Suisse’s Asset Management Division. The address for each of the foregoing is 11 Madison Avenue, New York, New York 10010, except that the address of the three “Offshore Partners” entities is c/o John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles. Ms. Susan C. Schnabel is a director of Holdco and Visant and an employee of Credit Suisse’s Asset Management Division, of which DLJMBP III is a part, and does not have sole or shared voting or dispositive power over shares shown as held by DLJMBP III and related funds, and therefore, does not have beneficial ownership of such shares and disclaims beneficial ownership. The address for Ms. Schnabel is Credit Suisse, 2121 Avenue of the Stars, Suite 3200, Los Angeles, CA 90067. Mr. Burgstahler, the President of Avista Capital Partners and a former partner of DLJMBP III, serves as a director of Holdco and Visant by appointment by Credit Suisse. Mr. Burgstahler disclaims beneficial ownership of any of the shares beneficially owned by DLJMBP III and related funds. The address for Mr. Burgstahler is c/o Avista Capital Partners, 65 East 55th Street, 18th Floor, New York, NY 10022.
(5)	Includes 3,122 shares purchased in connection with Mr. Fisher becoming a director of Visant and Holdco, which shares were subsequently transferred to and are currently held by the JBW Irrevocable Trust. Mr. Fisher and his wife are trustors of the trust but exercise no investment or voting control. Mr. Fisher disclaims beneficial ownership of these shares. A family trust, of which Mr. Fisher’s wife serves as trustee, also has an indirect interest through a limited partnership in less than one percent (1%) of the Class A Common Stock held by Fusion Acquisition LLC.
(6)	The address for Mr. George Fisher is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.
(7)	The address for Mr. Reisch, Mr. Carousso and Ms. Hlavaty is c/o Visant Holding Corp., 357 Main Street, Armonk, New York 10504. The address for Mr. Mooty is c/o Jostens, Inc., 3601 Minnesota Drive, Suite 400, Minneapolis, MN 55435.
(8)	Includes shares underlying stock options, which are all currently exercisable. Mr. Burgstahler has assigned the economic benefit of his options to DLJMBP III. Charles P. Pieper, a former director of Visant and Holdco, also assigned the economic benefit of the 3,122 options held by him to DLJMBP III.
(9)	Includes 46,824 shares held by the Reisch Family LLC, of which Mr. Reisch is a member.
(10)	In connection with his employment, Charles W. Mooty is expected to make a personal investment in the Class A Common Stock and be granted restricted shares of Class A Common Stock.

Equity Compensation Plan Information

The following table sets forth information about the equity compensation plans of Holdco as of December 28, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Plan	236,897		$41.43	150,577
2003 Plan	4,180	(1)	$30.09	—
Equity compensation plans not approved by security holders	—		—	—

Total	241,077		$44.93	150,577

(1)	The options issued in January 2004 that remained outstanding as of December 28, 2013 were exercised in January 2014 prior to their expiration.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $3.8 million for the year ended December 28, 2013, $3.7 million for the year ended December 29, 2012 and $3.6 million for the year ended December 31, 2011. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, Holdco entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco’s common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. We have retained KKR Capstone from time to time to provide certain of our businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within our businesses. We incurred approximately $0.1 million, $0.2 million and $1.5 million in fiscal years 2013, 2012 and 2011, respectively, for services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

Certain of the lenders under the Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

In connection with the execution of the Stock Purchase Agreement on November 19, 2013 for the acquisition of American Achievement, Visant and Holdco concurrently entered into a debt commitment letter (the “Debt Commitment Letter”) with Credit Suisse Securities (USA) LLC (“CSSUSA”) and Credit Suisse AG, Cayman Islands Branch (“CSAG”) pursuant to which, subject to the conditions set forth therein, CSAG has committed to provide Visant financing for the transactions under the Stock Purchase Agreement, which will include: (i) up to a $260.0 million senior secured term loan facility (the “Senior Facility”), either as an incremental facility pursuant to the Credit Facilities or under a new, stand-alone credit agreement, maturing on March 23, 2017; and (ii) up to $100.0 million in aggregate principal amount of senior unsecured notes issued by Visant in a private placement (the “Mirror Notes”) on terms substantially consistent with the Senior Notes, provided that if all or any portion of the contemplated Mirror Notes are not issued by Visant prior to the closing of the acquisition of American Achievement, the financing shall also include up to $100.0 million of senior unsecured fixed rate loans maturing on October 1, 2017 (the “Senior Unsecured Bridge Loans”) under a senior unsecured credit facility (the “Bridge Facility”), in each case, plus an amount sufficient to fund any OID or upfront fees required to be funded in respect thereof on the closing date. In any event, the combined aggregate amount of gross proceeds from the Mirror Notes and the Senior Unsecured Bridge Loans shall not exceed $100.0 million. Visant may in its sole discretion agree to reduce any commitment with respect to the Bridge Facility. At any time after the one year anniversary of the closing date, the Senior Unsecured Bridge Loans may be exchanged in whole or in part for senior unsecured exchange notes, in equal principal amount, as additional Senior Notes under the indenture governing the Senior Notes. The obligations under the Senior Facility and the Bridge Facility will be guaranteed by Visant Secondary and the subsidiaries of Visant that are guarantors under the Credit Facilities and the Senior Notes, respectively. The Senior Facility will be secured on the same basis as the security interests pursuant to the Credit Facilities. The obligation of CSAG to provide debt financing under the Debt Commitment Letter is subject to customary closing conditions for transactions of this type. The final termination date for the Debt Commitment Letter is the same as the termination date under the Stock Purchase Agreement. Our borrowing under such financing arrangement will be subject to the closing of the transactions under the Stock Purchase Agreement. CSSUSA will act as sole lead arranger and bookrunner and will perform duties customarily associated with such roles for which it will receive customary fees. In addition, KKR Capital Markets LLC (“KKRCM”) assisted in placing the financing, for which it will receive a customary fee. Each of CSAG, CSUSA and KKRCM is an affiliate of one of our Sponsors.

Affiliates of CSUSA, CSAG and KKRCM act as lenders and/or as agents under the Credit Facilities and were initial purchasers of the Senior Notes, for which they received and will receive customary fees and expenses and are indemnified by us against certain liabilities.

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

We have participated in providing integrated marketing programs with an affiliate of First Data Corporation, a company in which affiliates of KKR have an ownership interest. This collaborative arrangement was terminated during the quarter ended September 29, 2012, subject to certain possible residual revenue during 2013. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, the amount of revenue that we recognized through this arrangement was not material to our financial statements.

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

Other

Ms. Ann Carr, who is Mr. Charles Mooty’s sister-in-law, joined Jostens as its Chief Marketing Officer in March 2014. Her compensation is commensurate with that of her peers.

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

Audit Fees

Deloitte & Touche LLP (“D&T”) has been engaged as our independent accountants since February 2005. During 2013 and 2012, the aggregate audit fees billed to us by D&T were $1.5 million and $1.4 million, respectively. Such fees were for audits of our consolidated financial statements and reviews of our quarterly consolidated financial statements for each of fiscal 2013 and 2012.

Audit-Related Fees

During fiscal years 2013 and 2012, the audit-related fees billed to us by D&T were $0.1 million and $0.3 million, respectively. During fiscal years 2013 and 2012, these fees primarily related to audit-related accounting services.

Tax Fees

During fiscal years 2013 and 2012, the aggregate tax fees billed to us by D&T were $1.1 million and $0.7 million, respectively. These fees related to a variety of tax consulting services primarily related to acquisitions, certain tax planning and compliance matters.

All Other Fees

In fiscal years 2013 and 2012, no fees were billed for products and services by D&T, other than as set forth above.

Audit Committee

The Audit Committee has the authority to appoint and retain, replace or terminate the independent auditor. The Audit Committee is directly responsible for the appointment, compensation, evaluation, retention and oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work. The Audit Committee has established policies and procedures for the approval or pre-approval of all auditing services and permitted non-audit services (including, without limitation, accounting services related to merger and acquisition transactions and related financing activities) to be performed for us by our independent auditor. The Audit Committee, as permitted by its pre-approval policy, from time to time delegates the approval of certain permitted services or amounts to be incurred for such service to a member of the Audit Committee. The Audit Committee then reviews the delegate’s approval decisions periodically and not less frequently than at the next occurring quarterly Audit Committee meeting. The Audit Committee approved all audit, audit-related and tax services for us performed by D&T in 2013 and 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Financial Statements

(a)	Visant Corporation and subsidiaries

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011

(iii)	Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011

(v)	Consolidated Statements of Changes in Stockholder’s Deficit for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011

(b)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1(20)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, VHH Merger, Inc. and Von Hoffmann Holdings Inc.

2.2(8)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, AHC Merger, Inc. and AHC I Acquisition Corp.

2.3(9)	Contribution Agreement, dated as of July 21, 2004, between Visant Holding Corp. (f/k/a Jostens Holding Corp.) and Fusion Acquisition LLC.

2.4(2)	Amendment No. 1 to Contribution Agreement, dated as of September 30, 2004, between Visant Holding Corp. and Fusion Acquisition LLC.

2.5(16)	Stock Purchase Agreement, dated January 2, 2007, among Visant Corporation, Visant Holding Corp. and R.R. Donnelley & Sons Company.

2.6(19)	Agreement and Plan of Merger, dated as of February 11, 2008, by and among Visant Corporation, Coyote Holdco Acquisition Company LLC, Phoenix Color Corp., Louis LaSorsa, as stockholders’ representative and the stockholders signatory thereto.

2.7(33)	Stock Purchase Agreement, dated as of November 19, 2013, by and among Jostens, Inc., American Achievement Group Holding Corp., Visant Corporation, each holder of outstanding equity interests of American Achievement Group Holding Corp., and American Achievement Holdings LLC, in its capacity as Sellers’ Representative.

3.1(2)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.)

3.2(14)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(34)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.4(3)	By-laws of Visant Holding Corp. (f/k/a Ring Holding Corp.)

3.5(14)	Certificate of Incorporation of Visant Secondary Holdings Corp. (f/k/a Jostens Secondary Holding Corp.).

3.6(14)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.7(34)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.8(14)	By-Laws of Visant Secondary Holding Corp.

3.9(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.)

3.10(14)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.11(34)	Certificate of Amendment of the Amended & Restated and Certificate of Incorporation of Visant Corporation.

3.12(4)	By-Laws of Visant Corporation.

3.13(13)	Form of Amended and Restated Articles of Incorporation of Jostens, Inc.

3.14(27)	By-Laws of Jostens, Inc.

3.15(27)	Certificate of Formation of The Lehigh Press LLC.

3.16(27)	Limited Liability Company Agreement of The Lehigh Press LLC.

Exhibit No.	Exhibit Description
3.17(6)	Certificate of Amendment of Amended and Restated and Certificate of Incorporation of AKI, Inc. (f/k/a Arcade Marketing, Inc.).

3.18(7)	Amended and Restated By-Laws of AKI, Inc.

3.19(27)	Certificate of Formation of Dixon Direct LLC.

3.20(27)	Limited Liability Company Agreement of Dixon Direct LLC.

3.21(17)	Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of Neff Holding Company.

3.22(17)	By-Laws of Neff Holding Company.

3.23(17)	Amended Articles of Incorporation of Neff Motivation, Inc.

3.24(17)	Amended Code of Regulations of Neff Motivation, Inc.

3.25(21)	Certificate of Formation of Memory Book Acquisition LLC.

3.26(21)	Limited Liability Company Agreement of Memory Book Acquisition LLC.

3.27(21)	Certificate of Incorporation of PCC Express, Inc.

3.28(21)	By-Laws of PCC Express, Inc.

3.29(21)	Certificate of Incorporation of Phoenix Color Corp. (f/k/a Phoenix Merger Corp.)

3.30(21)	Amended and Restated By-Laws of Phoenix Color Corp.

3.31(21)	Articles of Organization of Phoenix (Md.) Realty, LLC.

3.32(21)	Operating Agreement of Phoenix (Md.) Realty, LLC.

3.33(24)	Articles of Amendment to the Articles of Incorporation and Articles of Incorporation of Rock Creek Athletics, Inc.

3.34(24)	By-Laws of Rock Creek Athletics, Inc.

3.35(30)	Certificate of Incorporation of Color Optics, Inc.

3.36(30)	Bylaws of Color Optics, Inc.

3.37(30)	First Amendment to Limited Liability Company Agreement of The Lehigh Press LLC.

4.1(25)	Indenture, dated September 22, 2010, among Visant Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee.

4.2(25)	Exchange and Registration Rights Agreement, dated September 22, 2010, among Visant Corporation, the guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and KKR Capital Markets LLC.

4.3(2)	Registration Rights Agreement, dated as of October 4, 2004, between Visant Holding Corp. and the Stockholders named therein.

10.1(25)	Credit Agreement, dated as of September 22, 2010, among Visant Corporation, as Borrower, Jostens Canada Ltd., as Canadian Borrower, Visant Secondary Holdings Corp., as Guarantor, Credit Suisse AG, as Administrative Agent, Credit Suisse AG Toronto Branch, as Canadian Administrative Agent, Credit Suisse Securities (USA) LLC, as Joint Lead Arranger and Joint Bookrunner, Goldman Sachs Lending Partners LLC, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Banc of America Securities LLC, Barclays Capital, Deutsche Bank Securities Inc. and KKR Capital Markets LLC, as Co-Arrangers and Joint Bookrunners, Banc of America Securities LLC, Barclays Bank plc, Deutsche Bank AG New York Branch and KKR Capital Markets LLC, as Co-Documentation Agents, and certain other lending institutions from time to time parties thereto.

Exhibit No.	Exhibit Description
10.2(10)	Stock Purchase and Stockholders’ Agreement, dated as of September 3, 2003, among Visant Holding Corp., Visant Corporation and the stockholders party thereto.

10.3(12)	Stock Purchase Agreement among Von Hoffmann Corporation, The Lehigh Press, Inc. and the shareholders of The Lehigh Press Inc., dated September 5, 2003.

10.4(5)	Management Stock Incentive Plan established by Jostens, Inc., dated as of May 10, 2000.*

10.5(1)	Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of January 6, 2005.*

10.6(26)	Second Amended and Restated Employment Agreement, dated as of May 17, 2010, among Visant Holding Corp., Jostens, Inc. and Marc L. Reisch.*

10.7(32)	Marc L. Reisch Amended and Restated Supplemental Executive Retirement Plan, dated as of December 31, 2012.*

10.8(26)	Marc L. Reisch 2010 Supplemental Executive Retirement Plan Form of Trust Agreement.*

10.9(32)	Second Amended and Restated Executive Supplemental Retirement Agreement, dated as of December 31, 2012, between Marc L. Reisch and Visant Holding Corp.*

10.10(2)	Management Stockholder’s Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.11(2)	Restricted Stock Award Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.12(2)	Sale Participation Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.13(2)	Stock Option Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.14(1)	Stockholders Agreement, dated as of October 4, 2004, among Visant Holding Corp. and the stockholders named therein.

10.15(2)	Transaction and Monitoring Agreement, dated as of October 4, 2004, between Visant Holding Corp., Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking III, Inc.

10.16(14)	Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of March 14, 2005.*

10.17(14)	Form of Management Stockholder’s Agreement.*

10.18(14)	Form of Sale Participation Agreement.*

10.19(14)	Form of Visant Holding Corp. Stock Option Agreement.*

10.20(14)	Form of Jostens, Inc. Stock Option Agreement.*

10.21(15)	Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated March 22, 2006.*

10.22(11)	Jostens Holding Corp. 2003 Stock Incentive Plan, effective October 30, 2003.*

10.23(32)	Form of Amended and Restated Agreement for Executive Supplemental Retirement Plan, dated as of December 31, 2012.*

10.24(18)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Paul B. Carousso.*

10.25(18)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Marie D. Hlavaty.*

Exhibit No.	Exhibit Description
10.26(22)	Second Amended and Restated Employment Agreement dated as of August 9, 2012 by and among Visant Corporation, Jostens, Inc. and Timothy Larson.*

10.27(23)	Form of Restricted Stock Award Agreement.*

10.28(24)	Amendment to the Jostens Holding Corp. 2003 Stock Incentive Plan.*

10.29(28)	Amendment No. 1 dated as of March 1, 2011 to the Credit Agreement dated as of September 22, 2010, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holdings Corp., the lending institutions from time to time party thereto, Credit Suisse AG, as Administrative Agent, and Credit Suisse AG, Toronto Branch, as Canadian Administrative Agent.

10.32(31)	Form of 2012 Jostens, Inc. Long-Term Incentive Award Letter.*

10.33(33)	Commitment Letter, dated November 19, 2013, by and among Credit Suisse Securities (USA) LLC, Credit Suisse AG, Cayman Islands Branch, Visant Secondary Holdings Corp. and Visant Corporation.

10.34(34)	Employment Agreement, dated as of November 19, 2013, by and between Jostens, Inc. and Charles W. Mooty.*

12.1(34)	Computation of Ratio of Earnings to Fixed Charges.

14.1(29)	Visant Holding Corp. and Subsidiaries Business Conduct and Ethics Principles.

21(34)	Subsidiaries of Visant Holding Corp.

31.1(34)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2(34)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1(34)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2(34)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Annual Report on Form 10-K for the year ended December 28, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Other Comprehensive (Loss) Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (v) Notes to the Consolidated Financial Statements, and (vi) Schedule of Valuation and Qualifying Accounts.

(1)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment No. 2 to Form S-4/A (file no. 333-112055), filed on February 14, 2005.
(2)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-4/A (file no. 333-112055), filed on November 12, 2004.

(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.
(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.
(5)	Incorporated by reference to Jostens, Inc.’s Form S-4 (file no. 333-45006), filed on September 1, 2000.
(6)	Incorporated by reference to AKI, Inc.’s Form S-4/A (file no. 333-60989), filed on November 13, 1998.
(7)	Incorporated by reference to AKI, Inc.’s Form S-4 (file no. 333-60989), filed on August 7, 1998.
(8)	Incorporated by reference to AKI, Inc.’s Form 10-K, filed on September 1, 2004.
(9)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on August 17, 2004.
(10)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 28, 2004.
(11)	Incorporated by reference to Jostens, Inc.’s Form 10-K, filed on April 1, 2004.
(12)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q, filed on November 10, 2003.
(13)	Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on November 12, 2003.
(14)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(15)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on March 30, 2006.
(16)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on January 5, 2007.
(17)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-142678), filed on May 7, 2007.
(18)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on May 14, 2007.
(19)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on February 15, 2008.
(20)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q/A, filed on August 12, 2004.
(21)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-151052), filed on May 20, 2008.
(22)	Incorporated by reference to Visant Corporation’s Form 10-Q, filed on August 14, 2012.
(23)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-1/A (file no. 333-142680), filed on May 20, 2008.
(24)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2010.
(25)	Incorporated by reference to Visant Corporation’s Form 8-K, filed September 27, 2010.
(26)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed May 18, 2010.
(27)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-171061), filed on December 9, 2010.
(28)	Incorporated by reference to Visant Corporation’s Form 8-K, filed March 1, 2011.

(29)	Incorporated by reference to Visant Corporation’s Form 10-K, filed April 1, 2011.
(30)	Incorporated by reference to Visant Corporation’s Form 10-K filed March 21, 2012.
(31)	Incorporated by reference to Visant Corporation’s Form 10-Q filed November 13, 2012.
(32)	Incorporated by reference to Visant Corporation’s Form 10-K, filed March 28, 2013.
(33)	Incorporated by reference to Visant Corporation’s Form 8-K, filed November 20, 2013.
(34)	Filed herewith.
*	Management contract or compensatory plan or arrangement

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

VISANT CORPORATION

Date: March 28, 2014	/s/ Marc L. Reisch
Marc L. Reisch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signature	Title

Date: March 28, 2014	/s/ Marc L. Reisch Marc L. Reisch	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2014	/s/ Paul B. Carousso Paul B. Carousso	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 28, 2014	/s/ David F. Burgstahler David F. Burgstahler	Director

Date: March 28, 2014	George M.C. Fisher	Director

Date: March 28, 2014	Alexander Navab	Director

Date: March 28, 2014	/s/ Tagar C. Olson Tagar C. Olson	Director

Date: March 28, 2014	/s/ Susan C. Schnabel Susan C. Schnabel	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Corporation

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Corporation and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s deficit and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

New York, New York

March 28, 2014

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

In thousands	2013	2012	2011
Net sales	$1,127,703	$1,155,342	$1,217,792
Cost of products sold	543,401	549,490	572,611

Gross profit	584,302	605,852	645,181
Selling and administrative expenses	405,962	426,376	449,801
Gain on disposal of fixed assets	(835)	(1,629)	(910)
Special charges	20,561	75,905	44,413

Operating income	158,614	105,200	151,877
Interest income	(74)	(79)	(97)
Interest expense	155,342	159,003	164,233
Gain on repurchase and redemption of debt	—	(947)	—

Income (loss) before income taxes	3,346	(52,777)	(12,259)
Provision for income taxes	2,265	5,823	2,625

Net income (loss)	$1,081	$(58,600)	$(14,884)

Other comprehensive income (loss), net of tax:
Deferred gain (loss) on derivatives	2,016	(1,960)	(3,427)
Change in cumulative translation adjustment	555	(167)	(1,137)
Change in minimum pension liability	45,272	(23,269)	(29,001)

Comprehensive income (loss)	$48,924	$(83,996)	$(48,449)

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2013	2012
ASSETS
Cash and cash equivalents	$96,042	$60,196
Accounts receivable, net	108,201	104,785
Inventories	104,349	111,343
Salespersons overdrafts, net of allowance of $9,174 and $10,003, respectively	24,321	24,144
Income tax receivable	3,462	2,928
Prepaid expenses and other current assets	18,770	17,952
Deferred income taxes	21,053	25,184

Total current assets	376,198	346,532

Property, plant and equipment	543,063	526,143
Less accumulated depreciation	(353,972)	(322,478)

Property, plant and equipment, net	189,091	203,665
Goodwill	926,823	918,946
Intangibles, net	367,567	401,323
Deferred financing costs, net	33,118	42,740
Deferred income taxes	2,316	2,472
Other assets	11,162	10,728

Total assets	$1,906,275	$1,926,406

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$45,867	$55,103
Accrued employee compensation and related taxes	35,391	31,511
Commissions payable	10,908	12,345
Customer deposits	169,919	175,145
Income taxes payable	3,310	49,321
Interest payable	33,702	34,514
Current portion of long-term debt and capital leases	4,778	15,236
Other accrued liabilities	29,194	26,152

Total current liabilities	333,069	399,327

Long-term debt and capital leases—less current maturities	1,868,147	1,869,215
Deferred income taxes	147,059	134,703
Pension liabilities, net	51,926	129,627
Other noncurrent liabilities	38,812	34,871

Total liabilities	2,439,013	2,567,743

Mezzanine equity	11	1,216
Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at December 28, 2013 and December 29, 2012	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at December 28, 2013 and December 29, 2012	—	—
Additional paid-in-capital	60,983	103
Accumulated deficit	(553,018)	(554,099)
Accumulated other comprehensive loss	(40,714)	(88,557)

Total stockholder’s deficit	(532,749)	(642,553)

Total liabilities, mezzanine equity and stockholder’s deficit	$1,906,275	$1,926,406

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2013	2012	2011
Net income (loss)	$1,081	$(58,600)	$(14,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	51,367	49,538	49,866
Amortization of intangible assets	37,812	54,590	55,780
Amortization of debt discount, premium and deferred financing costs	13,248	13,225	14,910
Other amortization	344	405	437
Deferred income taxes	(18,424)	(10,717)	(1,010)
Gain on repurchase and redemption of debt	—	(947)	—
Gain on disposal of fixed assets	(835)	(1,629)	(910)
Stock-based compensation	102	638	482
Loss on asset impairments	728	65,842	36,501
Other	8,200	813	5,671
Changes in assets and liabilities:
Accounts receivable	1,154	6,864	988
Inventories	7,826	(1,941)	(6,365)
Salespersons overdrafts	(285)	5,951	531
Prepaid expenses and other current assets	2,618	(91)	4,077
Accounts payable and accrued expenses	(11,200)	2,150	2,674
Customer deposits	(4,765)	(2,018)	(6,152)
Commissions payable	(1,384)	(9,037)	(593)
Income taxes payable	13,248	18,612	(2,234)
Interest payable	(812)	220	(3,620)
Other operating activities, net	1,571	(22,127)	(13,620)

Net cash provided by operating activities	101,594	111,741	122,529

Purchases of property, plant and equipment	(34,323)	(52,132)	(55,525)
Proceeds from sale of property and equipment	3,107	4,727	6,734
Acquisition of businesses, net of cash acquired	(16,939)	—	(4,681)
Additions to intangibles	(318)	(3,248)	(212)
Other investing activities, net	—	1	—

Net cash used in investing activities	(48,473)	(50,652)	(53,684)

Short-term borrowings	59,000	107,000	83,000
Short-term repayments	(59,000)	(107,000)	(83,000)
Repayment of long-term debt and capital lease obligations	(16,944)	(38,700)	(76,297)
Proceeds from issuance of long-term debt and capital leases	644	2,094	349
Distribution to stockholder	(642)	—	—
Debt financing costs and related expenses	—	—	(16,579)

Net cash used in financing activities	(16,942)	(36,606)	(92,527)

Effect of exchange rate changes on cash and cash equivalents	(333)	(301)	(501)

Increase (decrease) in cash and cash equivalents	35,846	24,182	(24,183)
Cash and cash equivalents, beginning of period	60,196	36,014	60,197

Cash and cash equivalents, end of period	$96,042	$60,196	$36,014

Supplemental information:
Interest paid	$143,023	$145,528	$152,302
Income taxes paid, net of refunds	$7,307	$5,105	$5,886

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

In thousands	Common shares		Additional paid-in- capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Number	Amount
Balance—January 1, 2011	1	$—	$54	$(480,615)	$(29,596)	$(510,157)

Net loss				(14,884)		(14,884)
Cumulative translation adjustment					(1,137)	(1,137)
Change in fair value of derivatives					(3,427)	(3,427)
Pension and other postretirement benefit adjustments					(29,001)	(29,001)
Stock-based compensation			49			49

Balance—December 31, 2011	1	$—	$103	$(495,499)	$(63,161)	$(558,557)

Net loss				(58,600)		(58,600)
Cumulative translation adjustment					(167)	(167)
Change in fair value of derivatives					(1,960)	(1,960)
Pension and other postretirement benefit adjustments					(23,269)	(23,269)

Balance—December 29, 2012	1	$—	$103	$(554,099)	$(88,557)	$(642,553)

Net income				1,081		1,081
Cumulative translation adjustment					555	555
Change in fair value of derivatives					2,016	2,016
Pension and other postretirement benefit adjustments					45,272	45,272
Excess tax benefit on share based arrangements			(265)			(265)
Distribution to stockholder			(642)			(642)
Reclass from mezzanine equity			1,302			1,302
Contribution from stockholder			60,485			60,485

Balance—December 28, 2013	1	$—	$60,983	$(553,018)	$(40,714)	$(532,749)

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

As of December 28, 2013, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.3% and 41.1%, respectively, of Visant Holding Corp.’s (“Holdco”) voting interest, while each continued to hold approximately 44.8% of Holdco’s economic interest. As of December 28, 2013, the other co-investors held approximately 8.4% of the voting interest and approximately 9.1% of the economic interest of Holdco, and members of management held approximately 1.2% of the voting interest and approximately 1.3% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

Basis of Presentation

The consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31st and as a result, a 53rd week is added approximately every sixth year. The Company’s 2013 fiscal year ended on December 28, 2013. Fiscal years 2013, 2012, 2011, 2010 and 2009 consisted of 52 weeks. Our 2014 fiscal year will include a 53rd week.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Cost of Products Sold

Cost of products sold primarily includes the cost of paper and other materials, direct and indirect labor and related benefit costs, depreciation of production assets and shipping and handling costs.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. For fiscal years ended 2013, 2012 and 2011, the provision for the total net warranty costs was $4.7 million, $4.9 million and $4.8 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs in the accompanying consolidated balance sheets were approximately $0.8 million as of each of December 28, 2013 and December 29, 2012.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $8.2 million for 2013, $9.1 million for 2012 and $7.9 million for 2011.

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

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, Visant recognized compensation expense related to stock-based compensation of approximately $1.5 million, $1.1 million and $7.0 million, respectively, which was included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the balance sheet as of December 28, 2013 and December 29, 2012, respectively.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2013. As part of such impairment test, the Company first evaluated the recoverability of goodwill at the reporting unit level by comparing the estimated fair value of each reporting unit to its carrying value. Based on this Step 1 test, the fair value of each reporting unit tested for impairment was in excess of its carrying value with the exception of the publishing services reporting unit, which is included in the Marketing and Publishing Services segment. Accordingly, the Company proceeded to perform Step 2 of the impairment test on the publishing services reporting unit’s goodwill which had a carrying value of $57.0 million. In performing the Step 2 analysis, it was determined that the implied fair value of the publishing services reporting unit’s goodwill was in excess of its carrying value, and, accordingly, no impairment charge was recognized. The fair value of each of the other reporting units tested for impairment was substantially in excess of its carrying value. Unforeseen events, however, could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of fiscal 2013 and 2012 totaled approximately $1,180.1 million and $1,180.4 million, respectively.

In the fourth quarter of fiscal 2013, the Company made a strategic decision to no longer use a certain tradename in its Marketing and Publishing Services segment. In connection with this decision, the Company recorded an $8.2 million non-cash charge, which is reflected in the results of the Marketing and Publishing Services segment.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”) which generally provides a uniform framework for fair value measurements and related disclosures between GAAP and the International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in ASU 2011-04 include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference, (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for interim and annual periods beginning on or after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

2.	Restructuring Activity and Other Special Charges

For the year ended December 28, 2013, the Company recorded $11.6 million of restructuring costs and $8.9 million of other special charges. Included in these charges were (a) $8.6 million of costs in the Marketing and Publishing Services segment consisting of a non-cash charge of $8.2 million related to the write-off of a tradename no longer in use, and $0.4 million of severance and related benefit costs associated with reductions in force; (b) $2.6 million of costs in the Scholastic segment consisting of $2.5 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.1 million related to asset impairment charges associated with facility consolidations; and (c) $1.7 million of costs in the Memory Book segment consisting of $1.0 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.7 million related to asset impairment charges associated with the consolidation of Jostens’ Topeka, Kansas facility. Also included in special charges for the twelve months ended December 28, 2013 was $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007. The associated employee headcount reductions were 123, 21 and 18 in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Restructuring accruals of $7.5 million and $2.9 million as of each of December 28, 2013 and December 29, 2012, respectively, are included in other accrued liabilities in the consolidated balance sheets. These accruals as of December 28, 2013 included amounts provided for the termination of the multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 and severance and related benefits related to headcount reductions in each segment.

On a cumulative basis through December 28, 2013, the Company incurred $29.3 million of costs related to the termination of the multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 and employee severance and related benefit costs related to the 2011, 2012 and 2013 initiatives, which affected an aggregate of 1,064 employees. Visant paid $21.8 million in cash related to these initiatives as of December 28, 2013.

Changes in the restructuring accruals during fiscal 2013 were as follows:

In thousands	2013 Initiatives	2012 Initiatives	2011 Initiatives	Total
Balance at December 29, 2012	$—	$2,918	$13	$2,931
Restructuring charges	11,195	436	2	11,633
Severance paid	(3,828)	(3,225)	(15)	(7,068)

Balance at December 28, 2013	$7,367	$129	$—	$7,496

The majority of the remaining severance and related benefits associated with the 2013 and 2012 initiatives are expected to be paid by the end of fiscal 2014 and the costs associated with the termination of the multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 are expected to be paid by the end of 2016.

3.	Acquisitions

2013 Acquisition

On July 1, 2013, the Company announced the acquisition of SAS Carestia (“Carestia”), a leading producer of fragrance blotter cards, for a total purchase price of $16.9 million, net of cash, subject to certain subsequent post-closing adjustments. The acquisition was completed through Arcade’s subsidiary, Arcade Europe SAS. The results of the acquired Carestia operations are reported as part of the Marketing and Publishing Services segment from the date of acquisition.

The aggregate cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The final allocation of the purchase price for the Carestia acquisition was as follows:

In thousands
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

$4,776

The Color Optics acquisition was not considered material to the Company’s results of operations, financial position or cash flows.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (“AOCL”), by component and related tax effects, for each period were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of January 1, 2011	$—	$4,678	$(34,274)	$(29,596)

Change in fair value of derivatives, net of tax of $(2.0) million	(3,427)	—	—	(3,427)
Change in cumulative translation adjustment	—	(1,137)	—	(1,137)
Change in pension and other postretirement benefit plans, net of tax of $(18.7) million	—	—	(29,001)	(29,001)

Balance as of December 31, 2011	$(3,427)	$3,541	$(63,275)	$(63,161)

Change in fair value of derivatives, net of tax of $(2.6) million	(4,302)	—	—	(4,302)
Change in cumulative translation adjustment	—	(167)	—	(167)
Change in pension and other postretirement benefit plans, net of tax of $(15.0) million	—	—	(23,269)	(23,269)
Amounts reclassified from AOCL, net of tax of $1.4 million	2,342	—	—	2,342

Balance as of December 29, 2012	$(5,387)	$3,374	$(86,544)	$(88,557)

Change in fair value of derivatives, net of tax of $(0.1) million	(140)	—	—	(140)
Change in cumulative translation adjustment	—	555	—	555
Change in pension and other postretirement benefit plans, net of tax of $29.5 million	—	—	45,272	45,272
Amounts reclassified from AOCL, net of tax of $1.3 million	2,156	—	—	2,156

Balance as of December 28, 2013	$(3,371)	$3,929	$(41,272)	$(40,714)

5.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	2013	2012
Trade receivables	$119,559	$115,775
Allowance for doubtful accounts	(5,040)	(4,932)
Allowance for sales returns	(6,318)	(6,058)

Accounts receivable, net	$108,201	$104,785

6.	Inventories

Inventories were comprised of the following:

In thousands	2013	2012
Raw materials and supplies	$36,035	$37,920
Work-in-process	40,828	43,662
Finished goods	27,486	29,761

Inventories	$104,349	$111,343

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution under which it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. Under these arrangements, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at December 28, 2013 and December 29, 2012 was $15.6 million and $32.8 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.8 million for fiscal 2013 and $1.1 million for each of fiscal 2012 and 2011. The obligations under the consignment agreement are guaranteed by Visant.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3	Total Loss
Interest Rate Swaps included as liabilities		$5,382		$5,382

In addition to such financial assets and liabilities that are recorded at fair value on a recurring basis, the Company used Level 2 inputs to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of each of December 28, 2013 and December 29, 2012.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As of December 28, 2013, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”) with a principal amount of $736.7 million, approximated $713.9 million at such date. As of December 28, 2013, the fair value of the Term Loan Credit Facility with a principal amount of $1,140.4 million, approximated $1,127.6 million at such date.

As of December 29, 2012, the fair value of the Senior Notes with a principal amount of $736.7 million, approximated $682.9 million at such date. As of December 29, 2012, the fair value of the Term Loan Credit Facility with a principal amount of $1,152.4 million, approximated $1,047.1 million at such date.

8.	Property, Plant and Equipment

Net property, plant and equipment, which includes capital lease assets, consisted of the following:

In thousands	2013	2012
Land	$10,119	$10,819
Buildings	69,023	67,559
Machinery and equipment	338,065	340,294
Capitalized software	88,415	76,825
Transportation equipment	206	181
Furniture and fixtures	30,093	24,308
Construction in progress	7,142	6,157

Total property, plant and equipment	543,063	526,143
Less accumulated depreciation and amortization	(353,972)	(322,478)

Property, plant and equipment, net	$189,091	$203,665

Depreciation expense was $51.4 million for 2013, $49.5 million for 2012 and $49.9 million for 2011. Amortization related to capitalized software was included in depreciation expense and totaled $10.4 million for 2013, $8.2 million for 2012 and $6.7 million for 2011.

As of December 28, 2013 and December 29, 2012, the Company recorded gross machinery and equipment under capital leases totaling $12.9 million and $11.5 million, respectively, and accumulated depreciation on assets under capital leases of $7.8 million and $6.1 million, respectively.

9.	Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at December 29, 2012	$301,027	$391,178	$226,741	$918,946
Goodwill additions during the period	—	—	7,683	7,683
Currency translation	(170)	—	364	194

Balance at December 28, 2013	$300,857	$391,178	$234,788	$926,823

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2013. As part of such impairment test, the Company first evaluated the recoverability of goodwill at the reporting unit level by comparing the estimated fair value of each reporting unit to its carrying value. Based on this Step 1 test, the fair value of each reporting unit tested for impairment was in excess of its carrying value with the exception of the publishing services reporting unit, which is included in the Marketing and Publishing Services segment. Accordingly, the Company proceeded to perform Step 2 of the impairment test on the publishing services reporting unit’s goodwill which had a carrying value of $57.0 million. In performing the Step 2 analysis, it was determined that the implied fair value of the publishing services reporting unit’s goodwill was in excess of its carrying value, and, accordingly, no impairment charge was recognized. The fair value of each of the other reporting units tested for impairment was substantially in excess of its carrying value. Unforeseen events, however, could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of fiscal 2013 and 2012 totaled approximately $1,180.1 million and $1,180.4 million, respectively.

Other Intangible Assets

Information regarding other intangible assets as of December 28, 2013 and December 29, 2012 is as follows:

		2013			2012
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(330,000)	$—	$330,000	$(311,034)	$18,966
Internally developed software	2 to 5 years	8,600	(8,600)	—	8,600	(8,600)	—
Patented/unpatented technology	3 years	15,085	(12,820)	2,265	14,767	(12,102)	2,665
Customer relationships	4 to 40 years	165,552	(71,636)	93,916	159,969	(61,167)	98,802
Trademarks (definite lived)	20 years	3,228	(241)	2,987	489	(65)	424
Restrictive covenants	3 to 10 years	40,411	(25,292)	15,119	53,189	(34,203)	18,986

		562,876	(448,589)	114,287	567,014	(427,171)	139,843
Trademarks	Indefinite	253,280	—	253,280	261,480	—	261,480

		$816,156	$(448,589)	$367,567	$828,494	$(427,171)	$401,323

Amortization expense related to other intangible assets was $37.8 million for 2013, $54.6 million for 2012 and $55.8 million for 2011. During the fiscal year ended December 28, 2013, approximately $11.0 million of fully amortized restrictive covenants were written off. Additionally, in the fourth quarter of fiscal 2013, the Company made a strategic decision to no longer use a certain tradename in its Marketing and Publishing Services segment. In connection with this decision, the Company recorded an $8.2 million non-cash charge, which is reflected in the results of the Marketing and Publishing Services segment.

Based on the intangible assets in service as of December 28, 2013, estimated amortization expense for each of the five succeeding fiscal years is $16.9 million for 2014, $15.8 million for 2015, $13.6 million for 2016, $10.1 million for 2017 and $9.1 million for 2018.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10.	Debt

As of the end of 2013 and 2012, debt obligations consisted of the following:

In thousands	2013	2012
Senior secured term loan facilities, net of original issue discount of $11.9 million:
Term Loan B, variable rate, 5.25% at December 28, 2013 and December 29, 2012 with quarterly interest payments, principal due and payable at maturity—December 2016	$1,128,544	$1,136,905
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $36.8 million in April and October, principal due and payable at maturity—October 2017	736,670	736,670

	1,865,214	1,873,575
Capital lease obligations	3,806	6,093
Equipment financing arrangements	3,905	4,783

Total debt	$1,872,925	$1,884,451

Maturities of debt obligations, excluding original issue discount of $11.9 million, as of the end of 2013 are as follows:

In thousands
Visant:
2014	$4,785
2015	1,666
2016	1,141,204
2017	736,989
2018	143
Thereafter	—

Total debt	$1,884,787

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

As of December 28, 2013, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.0%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of December 28, 2013, there was $11.5 million outstanding in the form of letters of credit, leaving $163.5 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

The annualized weighted average interest rates on short term borrowings under the Company’s respective revolving credit facilities were 7.5% for each of the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

Senior Notes

In connection with the issuance of the Senior Notes in aggregate principal amount of $750.0 million, as part of the Refinancing, Visant and the U.S. Subsidiary Guarantors entered into an Indenture among Visant, the U.S. Subsidiary Guarantors and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes are guaranteed on a senior unsecured basis by the U.S. Subsidiary Guarantors. Interest on the notes accrues at the rate of 10.00% per annum and is payable semi-annually in arrears on April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In December 2012, Visant repurchased for retirement in privately negotiated transactions $13.3 million in aggregate principal amount of Senior Notes and accordingly, the aggregate principal amount of Senior Notes outstanding at December 28, 2013 was $736.7 million.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 28, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 28, 2013, the Company had three outstanding interest rate derivatives with an outstanding notional amount of $500.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of December 28, 2013, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal year 2014, the Company estimates that $3.1 million will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of December 28, 2013 and December 29, 2012, the Company did not have any derivatives outstanding that are not designated as hedges.

The table below presents the pre-tax fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012:

In thousands	Classification in the Consolidated Balance Sheets	2013	2012
Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$3,088	$3,399
Interest rate swaps	Other noncurrent liabilities	2,294	5,205

Total		$5,382	$8,604

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	Amount of loss recognized in Other Comprehensive Income (Loss) on derivatives (effective portion)
Loss on Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Interest rate swaps	$(5,382)	$(8,604)	$(5,471)

	$(5,382)	$(8,604)	$(5,471)

The table below presents the effect of the Company’s derivative financial instruments on its Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve months ended December 28, 2013, December 29, 2012 and December 31, 2011:

In thousands Loss on Derivatives Designated as Hedges	Classification in Consolidated Statement Of Operations and Comprehensive Income (Loss)	2013	2012	2011
Interest Rate Swaps	Interest Expense	$3,446	$3,744	$—

		$3,446	$3,744	$—

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of December 28, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.4 million. As of December 28, 2013, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 28, 2013, it could have been required to settle its obligations under the agreements at their termination value of $6.4 million.

12. Commitments and Contingencies

Leases

Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $6.7 million for 2013 and $7.3 million for each of fiscal 2012 and 2011. Future minimum lease payments under the leases are as follows:

In thousands	Operating Leases	Capital Leases
2014	$6,641	$2,611
2015	5,395	585
2016	4,590	276
2017	3,696	276
2018	2,326	144
Thereafter	2,475	—

Total minimum lease payments	$25,123	$3,892

Less interest expense	—	(180)

Capital lease obligations	$—	$3,712

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company enters into forward contracts from time to time to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $15.8 million outstanding as of December 28, 2013 with delivery dates occurring through 2014. The forward purchase contracts are considered normal purchases and therefore not subject to the requirements of derivative accounting. As of the end of 2013, the fair market value of open precious metal forward contracts was $13.4 million based on quoted future prices for each contract.

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

Legal Proceedings

The Company is party from time to time to litigation arising in the ordinary course of business. This litigation may include actions related to petitions for reorganization under the U.S. bankruptcy laws filed by customers or suppliers resulting in claims against the Company for the return of certain pre-petition payments that may be deemed preferential. The Company regularly analyzes current information and, as necessary, provides accruals for probable and estimable liabilities on the eventual disposition of these matters. The Company does not believe that the disposition of these matters will have a material adverse effect on its business, financial condition and results of operations.

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

In connection with the taxable loss incurred by Holdco in 2010 as a result of the Refinancing and the related deduction of $97.2 million for previously tax-deferred original issue discount, Holdco derived certain income tax benefits that have since been fully utilized. The utilization of these tax benefits resulted in unsettled intra-group income taxes receivable and payable balances at Holdco and Visant, respectively. During 2013, these balances were settled when Holdco contributed approximately $60.5 million of income taxes receivable to Visant. Amounts related to deferred income taxes and income taxes payable reported in the Company’s consolidating statement of cash flows have reflected the transaction as a noncash contribution.

The U.S. and foreign components of income (loss) before income taxes and the provision for income taxes for the Company consist of:

In thousands	2013	2012	2011
Domestic	$(2,015)	$(62,201)	$(22,134)
Foreign	5,361	9,424	9,875

Income (loss) before income taxes	$3,346	$(52,777)	$(12,259)

Federal	$3,519	$9,146	$(76)
State	2,793	4,297	2,128
Foreign	2,278	3,099	1,748

Total current income taxes	8,590	16,542	3,800
Deferred	(6,325)	(10,719)	(1,175)

Provision for income taxes	$2,265	$5,823	$2,625

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Company’s consolidated effective income tax rate was 67.7%, (11.0%) and (21.4%) for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. In 2012, the rate reflected the significant impact of a non-deductible goodwill write-off which reduced the effective rate substantially. The effective tax rates for both 2013 and 2012 were significantly impacted by the unfavorable effects of foreign earnings repatriations. For 2013, the smaller base of pre-tax income, against which reconciling tax rate effects are measured, resulted in tax rate percentage effects that are not comparable or meaningful on a year-over-year basis.

The effective tax rates for both 2012 and 2011 were significantly impacted by the unfavorable effect of nondeductible goodwill impairment charges during each such year. Foreign earnings repatriations also had unfavorable impacts on the effective tax rates for both annual periods. Comparisons of percentage changes year-over-year are not meaningful when the pre-tax income base for comparison changes significantly. The impact of changes in the effective tax rate at which the Company expects deferred tax assets and liabilities to be realized or settled in the future was unfavorable in 2012 compared with a favorable tax rate impact in 2011. The change in effective deferred tax rates reflects the Company’s 2011 state income tax returns and the effects of certain changes in state tax laws.

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes for financial reporting purposes is as follows:

In thousands	2013		2012		2011
Federal tax (benefit) at statutory rate	$1,171	35.0%	$(18,472)	35.0%	$(4,291)	35.0%
State tax, net of federal tax benefit	391	11.7%	77	(0.1%)	260	(2.1%)
State deferred tax rate change, net of federal effect	(191)	(5.7%)	425	(0.8%)	(1,323)	10.8%
Foreign tax credits generated, net of expirations	1,051	31.4%	11,202	(21.2%)	—	—
Foreign earnings repatriation, net	1,383	41.3%	1,963	(3.7%)	1,534	(12.5%)
Goodwill and intangible impairment charges	—	—	21,889	(41.5%)	8,216	(67.0%)
Decrease in deferred tax valuation allowance, net	(680)	(20.3%)	(10,882)	20.6%	—	—
Foreign tax rate differences	(300)	(9.0%)	(435)	0.8%	(522)	4.2%
Other differences, net	(560)	(16.7%)	56	(0.1%)	(1,249)	10.2%

Provision for income taxes	$2,265	67.7%	$5,823	(11.0%)	$2,625	(21.4%)

The tax effect of temporary differences which give rise to deferred tax assets and liabilities is:

In thousands	2013	2012
Basis difference on property, plant and equipment	$(32,165)	$(35,025)
Capitalized software development costs	(9,139)	(9,690)
Basis difference on financing arrangements	(11,408)	(14,928)
Basis difference on intangible assets	(133,453)	(144,711)
Other	(3,632)	(3,169)

Deferred tax liabilities	(189,797)	(207,523)

Reserves for accounts receivable and salespersons overdrafts	7,428	8,069
Reserves for employee benefits	21,595	21,131
Other reserves not recognized for tax purposes	7,643	6,926
Foreign tax credit carryforwards	1,802	2,853
Net operating loss and tax credit carryforwards	10,959	13,184
Basis difference on pension liabilities	8,308	37,953
Other	10,865	13,533

Deferred tax assets	68,600	103,649
Valuation allowance	(2,493)	(3,173)

Deferred tax assets, net	66,107	100,476

Net deferred tax liability	$(123,690)	$(107,047)

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For 2013 and 2012, the Company has provided a valuation allowance for the entire amount of its deferred tax asset for foreign tax credit carryforwards and certain foreign net operating loss carryforwards because the related tax benefit may not be realized. The decrease in the tax valuation allowance from the fiscal year 2012 balance was due primarily to the expiration of $1.1 million of foreign tax credit carryforwards from 2003. The Company’s $1.8 million foreign tax credits expire in fiscal years 2014 to 2019. No foreign tax credits were utilized for the 2013 fiscal year because Holdco’s consolidated net operating loss carryforwards exceeded consolidated taxable income generated from 2013 operations.

During 2013, the Company repatriated $3.7 million of earnings from its foreign subsidiaries. The Company does not provide for deferred taxes on undistributed earnings of foreign subsidiaries because such earnings are essentially permanent in duration, and it is not practicable to estimate the amount of tax that may be payable upon any such distribution. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. Undistributed earnings indefinitely reinvested as working capital totaled $12.4 million at December 28, 2013.

The Company’s deferred tax assets include $11.0 million for net operating loss and federal and state tax credit carryforwards, $5.5 million of which is classified as noncurrent. The Company’s U.S. federal net operating losses from 2010 and 2011 were substantially utilized during 2012 and 2013 with approximately $4.0 million of remaining net operating loss anticipated to be realized in 2014. The Company also has $2.2 million of federal alternative minimum tax credit carryforwards and $0.9 million of general business tax credit carryforwards that it anticipates will be utilized in 2014. State tax credit carryforwards and the net tax benefit of state net operating loss carryforwards totaled approximately $2.4 million.

At December 28, 2013, the Company’s remaining net operating loss from its 2011 acquisition of Color Optics, Inc. was $3.7 million expiring in years 2021 through 2024. At December 28, 2013, the Company’s remaining Canadian net operating loss carryforward from its 2010 acquisition of Intergold Ltd. was $8.1 million expiring in years 2023 through 2029. At December 28, 2013, there was no remaining acquired net operating loss carryforward from the Company’s 2008 acquisition of Phoenix Color Corp. because it became fully utilized against the Company’s post-acquisition taxable income in 2012. Net operating loss carryforwards resulting from the Company’s start-up operations in China have been fully reserved and generally expire in years 2017 and 2018.

Included in results of operations for fiscal years 2013, 2012 and 2011 were net income tax (benefit) accruals for unrecognized tax benefits of ($0.4) million, ($0.2) million and ($0.4) million, respectively. Also included in the Company’s income tax provision for fiscal years ended 2013, 2012 and 2011 were net interest accruals for unrecognized tax benefits of $0.2 million, ($0.3) million and less than $0.1 million, respectively. During 2012, certain Internal Revenue Service (“IRS”) guidance caused the Company to re-assess its prior tax positions resulting in the Company concluding that certain previously unrecognized tax benefit positions, primarily related to the timing of operating loss utilization, could be recognized. Accordingly, the Company recognized $8.2 million of current tax benefit, including interest, and $7.4 million of deferred tax expense in connection with the positions it reevaluated during 2012. The unrecognized tax benefit recorded for 2011 and the reduced interest accrual for 2011 compared with 2010 resulted from remeasurement of tax reserves provided in connection with the Transactions in 2004 based on IRS guidance issued in July 2011 as well as tax and interest benefit recognition in connection with the lapse of certain state statutes of limitation.

At December 28, 2013 and December 29, 2012, the Company’s gross unrecognized tax benefit liability was $11.2 million and $11.4 million, respectively, and included interest and penalty accruals of $3.1 million and $3.0 million, respectively. Substantially all of the liability was included in noncurrent liabilities. The Company’s net unrecognized tax benefits that, if recognized, would affect the effective tax rate were $9.9 million including net interest and penalty accruals of $1.9 million at December 28, 2013.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The reconciliation of the total gross amount recorded for unrecognized tax benefits for the Company is as follows:

In thousands	2013	2012	2011
Balance at beginning of period	$8,406	$16,141	$17,104
Gross increases—tax positions in prior periods	—	104	—
Gross decreases—tax positions in prior periods	(231)	(7,606)	(1,286)
Gross increases—current period tax positions	146	—	674
Settlements—(payments) refunds	(23)	(233)	3
Lapse of statute of limitations	(239)	—	(354)

Balance at end of period	$8,059	$8,406	$16,141

Holdco’s income tax filings for 2005 to 2012 are subject to examination in the U.S federal tax jurisdiction. In connection with the IRS examination of Holdco’s income tax filings for 2005 and 2006, the IRS proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. During the fourth quarter of 2013, the IRS and French tax authorities agreed to transfer price adjustments for 2005 and 2006. The settlement was consistent with the terms of an advance pricing agreement for years 2007 through 2011, which was also concluded during 2013, and was consistent with the Company’s expectations with only minor adjustments being required to be made to the Company’s existing reserves. The U.S. statute of limitations for years 2005 through 2010 remains open because the IRS has not yet completed its final reports for the affected tax periods. The Company is also subject to examination in certain state jurisdictions, none of which was individually material. During 2013, the French tax authorities concluded their examination of tax filings for 2010 and 2011 with only minor adjustments. During 2011, the Canada Revenue Agency concluded its examination of Canadian income tax filings for 2007 and 2008 without adjustment. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for final resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.3 million.

In September 2013, the U.S. Treasury issued final regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986, as amended (the “Code”) regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. The U.S. Treasury also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for the Company’s 2014 fiscal year ending January 3, 2015. The Company continues to review the regulations but does not believe there will be a material impact on its results of operations, financial position or cash flows when the regulations are fully adopted.

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

14. Benefit Plans

Pension and Other Postretirement Benefits

Jostens has maintained noncontributory defined benefit pension plans that cover nearly all employees hired by Jostens and Visant prior to December 31, 2005. The benefits provided under the plans are based on years of service, age, eligibility and employee compensation. The benefits for Jostens’ qualified pension plans have been funded through pension trusts, the objective being to accumulate sufficient funds to provide for future benefits. In addition to qualified pension plans, Jostens has unfunded, non-qualified pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified plans.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Effective December 31, 2012, the Company’s qualified and non-qualified pension plans for non-bargained, active employees and its executive supplemental retirement agreements for certain executive officers were amended to freeze the accrual of additional benefits related to future service and compensation under the plans. Effective December 31, 2013, Visant’s qualified pension plan for bargained employees at Jostens’ Owatonna, Minnesota location was amended to freeze the accrual of additional benefits related to future service and compensation under the plan. Benefits accrued as of December 31, 2012 and December 31, 2013, respectively, were not affected. Employees will continue to accrue service during their employment solely for purposes of vesting in pension benefits accrued as of December 31, 2012 and December 31, 2013, as applicable, which were not yet vested upon the freeze based on the applicable multiple year service requirement for vesting. In addition, the freeze does not impact retirees currently receiving pension benefits or employees who have separated service with vested pension benefits.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during fiscal 2013 and 2012 as well as the funded status and amounts recognized in the balance sheets as of December 28, 2013 and December 29, 2012, for all defined benefit plans combined and retiree welfare plans. The information presented for the 2013 plan year and 2012 plan year is based on a measurement date of December 28, 2013 and December 29, 2012, respectively. Furthermore, the Jostens plans represented 86% of the aggregate benefit obligation and 91% of the aggregate plan assets as of the end of fiscal 2013, with benefits for Lehigh representing 14% of the liability and 9% of the assets for the same period.

	Pension benefits		Postretirement benefits
In thousands	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation, beginning of period	$401,141	$342,266	$1,380	$1,498
Service cost	1,121	4,581	2	4
Interest cost	16,412	17,969	42	62
Actuarial (gain) loss	(34,505)	58,703	(66)	270
Benefit payments and administrative expenses	(18,330)	(18,173)	(471)	(868)
Plan participants’ contributions	—	—	389	414
Other adjustments: curtailment	—	(4,205)	—	—

Benefit obligation, end of period	$365,839	$401,141	$1,276	$1,380

Change in plan assets
Fair value of plan assets, beginning of period	$270,181	$248,950	$—	$—
Actual return on plan assets	57,961	36,862	—	—
Company contributions	2,650	2,542	82	454
Benefit payments and administrative expenses	(18,330)	(18,173)	(471)	(868)
Plan participants’ contributions	—	—	389	414

Fair value of plan assets, end of period	$312,462	$270,181	$—	$—

Funded status—End of Period
Funded status, over-funded plans	$—	$—	$—	$—
Funded status, under-funded plans	(53,377)	(130,960)	(1,276)	(1,380)

Net funded status	$(53,377)	$(130,960)	$(1,276)	$(1,380)

Amounts recognized in the balance sheets
Current liabilities	$(2,545)	$(2,547)	$(181)	$(170)
Non-current liabilities	(50,832)	(128,413)	(1,095)	(1,210)

Net pension amounts recognized on Consolidated balance sheets	$(53,377)	$(130,960)	$(1,276)	$(1,380)

Amounts in Accumulated Other Comprehensive Loss (Income)
Net loss	$68,304	$143,241	$526	$643
Prior service credits	—	—	(1,089)	(1,366)

Other comprehensive loss (income)—total	$68,304	$143,241	$(563)	$(723)

Amortization expense expected to be recognized during next fiscal year
Net loss	$2,607	$4,428	$43	$51
Prior service credits	—	—	(277)	(277)

Total amortizations	$2,607	$4,428	$(234)	$(226)

During 2013, the discount rate assumption changed from 4.19% to 5.02% for the pension plans and from 3.21% to 3.83% for the postretirement plans, which resulted in a decrease in liability. In addition, asset returns in 2013 were above the assumed return. The plans’ experience resulted in a net gain for 2013.

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $365.8 million and $401.1 million at the end of 2013 and 2012, respectively. The ABO is now equivalent to the projected benefit obligation due to the pension accruals for all employees being frozen as of December 31, 2012 and December 31, 2013.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Non-qualified retirement benefits, included in the tables above, with obligations in excess of plan assets were as follows:

In thousands	2013	2012
Projected benefit obligation	$31,605	$34,014
Accumulated benefit obligation	$31,605	$34,014
Fair value of plan assets	$—	$—

In total, the qualified pension plans have a projected benefit obligation in excess of the fair value of plan assets as of year-end 2013.

Net periodic benefit expense (income) of the pension and other postretirement benefit plans included the following components:

	Pension benefits
In thousands	2013	2012
Service cost	$1,121	$4,581
Interest cost	16,412	17,969
Expected return on plan assets	(21,957)	(24,036)
Amortization of prior year service cost	—	(844)
Amortization of net actuarial loss	4,428	6,113
Other adjustment: curtailment	—	(1,339)

Net periodic benefit expense	$4	$2,444

	Postretirement benefits
In thousands	2013	2012
Service cost	$2	$4
Interest cost	42	61
Amortization of prior year service cost	(277)	(277)
Amortization of net actuarial loss	51	26

Net periodic benefit income	$(182)	$(186)

Assumptions

Weighted-average assumptions used to determine end-of-year benefit obligations are as follows:

	Pension benefits		Postretirement benefits
	2013	2012	2013	2012
Discount rate:
Jostens	5.02%	4.19%	3.83%	3.21%
Lehigh	5.02%	4.19%	N/A	N/A
Rate of compensation increase:
Jostens	N/A	3.40%	N/A	N/A
Lehigh	N/A	N/A	N/A	N/A

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension benefits		Postretirement benefits
	2013	2012	2013	2012
Discount rate:
Jostens	4.19%	5.39%	3.21%	4.47%
Lehigh	4.19%	5.39%	N/A	N/A
Expected long-term rate of return on plan assets:
Jostens	8.50%	9.00%	N/A	N/A
Lehigh	8.50%	9.00%	N/A	N/A
Rate of compensation increase:
Jostens	3.40%	3.45%	N/A	N/A
Lehigh	N/A	N/A	N/A	N/A

Management, in consultation with the Company’s pension plan investment advisor and actuary, projects the expected return of each pension trust over a 20- to 30-year period. The Company’s investment advisor develops capital market assumptions by asset class taking into account expected return, volatility and correlation factors. They perform a stochastic projection and determine long-term return distributions. The actuary performs a similar analysis using their global capital market assumptions. Management then adjusts the results for expected fund manager performance and fees. In addition management adjusts the standard results for select investments, including the Dynamic Asset Allocation fund, the Structured Credit fund and the Core Property fund, to reflect the investment objectives of these specialized funds. Management reviews results from these analyses to confirm that the capital market assumptions reflect the Company’s long-term views in developing the return on asset assumption. Management also reviews how the trust and fund managers have performed historically, how the assumption has changed over time, and whether capital market assumptions have changed from prior periods.

Assumed health care cost trend rates are as follows:

	Postretirement benefits
	2013	2012
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016

Assumed health care cost trend rates have some effect on the amounts reported for health care plans. For 2013, a one percentage point change in the assumed health care cost trend rates would have had the following effects:

In thousands	Impact of 1% Increase	Impact of 1% Decrease
Effect on total of service and interest cost components	$3	$(2)
Effect on postretirement benefit obligation	$78	$(70)

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Plan Assets

The weighted-average asset allocations for the pension plans as of the measurement dates of December 28, 2013 and December 29, 2012, by asset category, are as follows:

Asset Category	2013	2012
Equity securities	65.7%	68.2%
Debt securities	9.8%	20.3%
Other	24.5%	11.5%

Total	100%	100%

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

The fair values of the defined benefit assets at December 28, 2013, by asset class are as follows:

		Fair Value Measurements Using
In thousands	Fair Value December 28, 2013	Quoted Prices in Active Market for Identical Assets Level 1 (10)	Significant Other Observable Input Level 2 (10)	Significant Unobservable Inputs Level 3 (10)
Equity Securities
Large Cap Disciplined (1)	$86,111	$86,111	$—	$—
Small/ Mid Cap (2)	30,957	30,957	—	—
Intl/ World Equity (3)	61,732	61,732	—	—
Real Estate (4)	2,873	2,873	—	—
Dynamic Asset Fund (5)	23,713	23,713	—	—
Debt Securities
High Yield Bond Fund (6)	15,604	15,604	—	—
Emerging Markets Debt (7)	14,914	14,914	—	—
Cash	1	1	—	—
Alternatives
Structured Credit (8)	33,726	—	—	33,726
Core Property (9)	42,831	—	42,831	—

Total	$312,462	$235,905	$42,831	$33,726

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The fair values of the defined benefit assets at December 29, 2012, by asset class are as follows:

		Fair Value Measurements Using
In thousands	Fair Value December 29, 2012	Quoted Prices in Active Market for Identical Assets Level 1 (10)	Significant Other Observable Input Level 2 (10)	Significant Unobservable Inputs Level 3 (10)
Equity Securities
Large Cap Disciplined (1)	$95,970	$95,970	$—	$—
Small/ Mid Cap (2)	26,197	26,197	—	—
Intl/ World Equity (3)	62,098	62,098	—	—
Debt Securities
High Yield Bond Fund (6)	41,484	41,484	—	—
Emerging Markets Debt (7)	13,350	13,350	—	—
Cash	2	2	—	—
Alternatives
Structured Credit (8)	31,080	—	—	31,080

Total	$270,181	$239,101	$—	$31,080

(1)	The fund invests in equity securities of large companies and in portfolio strategies designed to correlate to a portfolio composed of large-cap equity securities. The value is based on quoted prices in active markets.
(2)	The fund invests in equity securities of small-to-mid cap companies. The value is based on quoted prices in active markets.
(3)	The fund invests primarily in common stock and other equity securities located outside the United States. The value is based on quoted prices in active markets.
(4)	The fund seeks to produce total returns including current income and capital appreciation. The fund will invest at least 80% of its net assets in equity securities of real estate companies including common stocks, rights, warrants, exchange-traded funds (“ETFs”), convertible securities and preferred stocks of real estate investment trusts (“REITs”) and real estate operating companies (“REOCs”).
(5)	The fund aims to capitalize on short/medium-term market inefficiencies in order to generate excess returns or limit overall risk with a focus on flexible, precise, timely and cost effective implementation of viewpoints. In addition, the fund attempts to capture opportunities created by behavioral biases that cause volatility.
(6)	The fund invests at least 80% of its net assets in high-yield fixed-income securities. The fund will invest primarily in fixed-income securities below investment grade, including corporate bonds and debentures, convertible and preferred securities and zero-coupon obligation. The value is based on quoted prices in active markets.
(7)	The fund invests at least 80% of its net assets in fixed-income securities and emerging market issuers. The fund will invest primarily in U.S. dollar-denominated debt securities of government, government-related and corporate issuers in emerging-market countries, as well as entities organized to restructure the outstanding debt of such issuers. The value is based on quoted prices in active markets.
(8)	The fund is an alternative investment and invests primarily in collateralized debt obligations (“CDOs”) and other structured credit vehicles.
(9)	The fund acts as a diversification enhancer with income-driven returns. It also acts as a historical inflation hedge with a relatively low risk profile that invests in real/tangible assets. The fund focuses on the multi-family, office, industrial, retail and other specialty sectors (such as self-storage, hotels, land) which are stabilized assets that are fully leased (>85%) at market rates to a diversified mix of high quality tenants with solid credit ratings. To maintain occupancy goals, core properties must typically meet competitive standards, such as Class A ranked office buildings and assets that are energy star and/or Leadership in Energy and Environment Design (LEED) certified.
(10)	Refer to Note 7, Fair Value Measurements, for definitions of the three levels of fair value measurements.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following number represents a rollforward of the structured credit fund:

In thousands	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Credit Fund
Beginning balance as of December 31, 2011	$24,854
Actual return on plan assets	6,226
Purchase, sales and settlements	—
Transfers in/out of Level 3	—

Ending balance as of December 29, 2012	$31,080

Actual return on plan assets	2,646
Purchase, sales and settlements	—
Transfers in/out of Level 3	—

Ending balance as of December 28, 2013	$33,726

Contributions

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008. Under the new funding requirements, there were no contributions required to be made under the plans for 2013 and 2012. Due to the funded status and exhaustion of the credit balances of the qualified plans, the Company will be required to make contributions under the Company’s qualified pension plans in 2014, estimated to be in an aggregate amount of $5.3 million. The funded status of the Company’s plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates used in determining the value of the Company’s obligations and changes to regulatory requirements, each of which can affect assumptions and have an impact on the Company’s cash funding requirements under its plans. Visant’s pension income associated with the pension plans is expected to increase as the cash contributions associated with pension plans will increase in future periods. The total contributions expected to be made by the Company to its non-qualified plans in 2014 include $2.6 million to the nonqualified pension plans and $0.2 million to the postretirement benefit plans. The actual amount of contributions is dependent upon the actual return on plan assets and actual disbursements from the postretirement benefit and nonqualified pension plans.

Benefit Payments

Estimated benefit payments under the pension and postretirement benefit plans are as follows:

In thousands	Pension benefits	Postretirement benefits
2014	$19,682	$185
2015	20,319	174
2016	21,175	177
2017	21,518	161
2018	22,110	146
2019 through 2023	119,135	405

Total estimated payments	$223,939	$1,248

401(k) Plans

The Company has 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements. Under certain of the plans, the Company provides a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans. In some instances, the Company has provided discretionary profit sharing contributions in the past and may do so in the future. The aggregate matching and other contributions were $6.3 million for 2013, $5.5 million for 2012 and $5.7 million for 2011.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

On January 1, 2011, and January 1, 2012, respectively, Rock Creek Athletics, Inc. employees and Color Optics employees became eligible for the Lehigh & Neff 401(k) Retirement Savings Plan. The plan was renamed the LN Co 401(k) Retirement Savings Plan as of January 1, 2012.

On January 1, 2013, in connection with freezing the pension plans, Jostens, Memory Book and Visant active participants began participating in a new plan, called the Jostens 401(k) Retirement Plan, and the matching contribution was enhanced for those employees no longer eligible for further pension accrual. Bargained employees at Jostens’ Owatonna, Minnesota location who continued earning pension accruals during 2013 remained in the Visant 401(k) Retirement Savings Plan without change to the matching contribution.

On May 1, 2013, the Phoenix Color Corp. Employees’ Savings and Investment Plan was renamed the Phoenix Color 401(k) Retirement Plan.

On January 1, 2014, in connection with the freeze of the pension plan for the bargained employees, the bargained employees at Jostens’ Owatonna, Minnesota location became eligible for the Jostens 401(k) Retirement Plan and the enhanced match.

15. Stock-based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permitted Holdco to grant to key employees and certain other persons stock options and stock awards and provided for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of July 29, 2013, no further grants may be made under the 2003 Plan in accordance with its terms. The 4,180 options issued under the 2003 Plan in January 2004 that remained outstanding as of December 28, 2013 were exercised in January 2014 prior to their expiration in January 2014.

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Class A Common Stock. Options granted under the 2004 Plan may consist of time vesting options or performance vesting options. The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. Options granted under the 2004 Plan will begin expiring in late 2014. As of December 28, 2013, there were 150,577 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. As of December 28, 2013, there were 236,897 options vested under the 2004 Plan and no options unvested and subject to future vesting.

Jostens Long-Term Incentives

Certain key Jostens employees participate in Jostens long-term incentive programs. The programs provide for the grant of phantom shares to the participating employee, which are subject to vesting and other terms and conditions and restrictions of the share award, which may include meeting certain performance metrics and continued employment. The grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested. In connection with the program put into place in 2012 (the “2012 LTIP), the grants will be settled following the end of fiscal year 2014 (which occurs on January 3, 2015). In the case of a limited number of certain senior executives of Jostens, absent a change of control prior to January 3, 2015, payment with respect to a portion of the lump sum payment in respect of the performance award in which the executive vests as of the end of fiscal year 2014 will not be due until the earlier of a change in control or early 2016 (and not later than March 15, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 3, 2015, as described therein. Shares not vested as of the end of fiscal year 2014, including if the respective performance target is not achieved, are forfeited without payment. The awards are also subject to certain agreements by the employee as to confidentiality, non-competition and non-solicitation to which the employee is bound during his or her employment and for two years following a separation of service.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Certain key Jostens employees received an extraordinary long-term phantom share incentive grant in April 2013 (the “April 2013 Special LTIP”). The grants of phantom shares to the participating employees were made on terms similar to the 2012 LTIP, including that such shares are subject to vesting based on continued employment. The shares vested under the grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested, following the end of fiscal year 2015 (which occurs on January 2, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 2, 2016, as described therein.

During the third quarter of 2013, Jostens implemented a long-term phantom share incentive program with certain of Jostens’ key employees (the “Jostens 2013 LTIP”). The grants of phantom shares to the participating employees were made on terms similar to the 2012 LTIP and the April 2013 Special LTIP, provided that with certain limited exceptions, the shares are subject to vesting based solely on continued employment. The shares vested under the grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested, following the end of fiscal year 2015 (which occurs on January 2, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 2, 2016, as described therein.

The Company has issued and may from time to time issue phantom equity in the form of phantom shares or earned appreciation rights to certain employees of its other subsidiaries for the purpose of assuring retention of talent aligned with long-term performance and strategic objectives.

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

For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, Visant recognized total stock-based compensation expense of approximately $1.5 million, $1.1 million and $7.0 million, respectively, which was included in selling and administrative expenses.

There were no issuances of stock options or restricted shares during the year ended December 28, 2013. During the year ended December 29, 2012, Visant issued, subject to vesting, a total of 40,000 options of Class A Common Stock to one executive officer under the 2004 Plan, however these options were forfeited during fiscal 2013 in connection with the executive’s resignation. As of December 28, 2013, there was no unrecognized stock-based compensation expense related to restricted shares expected to be recognized.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 29, 2012	317	$49.28
Exercised	(31)	$37.57
Forfeited/expired	(45)	$100.24

Outstanding at December 28, 2013	241	$41.21

Vested or expected to vest at December 28, 2013	241	$41.21

Exercisable at December 28, 2013	241	$41.21

During the fiscal year ended December 29, 2012, the Company granted an aggregate of 40,000 stock options under the 2004 Plan to one executive officer of a subsidiary of Visant, which were subsequently forfeited as a result of the executive’s resignation in 2013. The per-share weighted average fair value of stock options granted was $43.81 on the date of grant using the Black-Scholes option pricing model. The following key assumptions were used to value options issued:

2012
Expected life	6.1 years
Expected volatility	68.8%
Dividend yield	—
Risk-free interest rate	1.0%

The weighted-average remaining contractual life of outstanding options at December 28, 2013 was approximately 1.0 year. As of December 28, 2013, there was no unrecognized stock-based compensation expense related to stock options expected to be recognized.

LTIPs

The following table summarizes the 2012 LTIP, the April 2013 Special LTIP and the Jostens 2013 LTIP award activity for the Company:

Units in thousands	2013 Activity
Outstanding at December 29, 2012	66
Granted	96
Forfeited/Expired	—
Settled/Paid	(1)
Cancelled	(29)

Outstanding at December 28, 2013	132

Vested or expected to vest at December 28, 2013	112

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As of December 28, 2013, there was $4.3 million of unrecognized stock-based compensation expense related to the long-term incentive plans to be recognized over a weighted-average period of 1.9 years.

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

Scholastic

The Scholastic segment provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, Jostens markets and sells through an in school channel, under which it primarily serves U.S. high schools, colleges and universities, marketing and selling products to students and administrators. Jostens relies primarily on a network of independent sales representatives to sell its scholastic products in school. However, Jostens also markets and sells its products through a retail channel (rings) and online. Jostens provides customer service in the marketing and sale of class rings and related jewelry products and certain other graduation products. Jostens also provides ongoing warranty service on its class and affiliation rings. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for high schools and colleges and for professional sports teams and affinity rings for a variety of specialty markets. The Company also markets, manufactures and sells an array of additional scholastic products, including chenille letters, varsity jackets, mascot mats, plaques and sports apparel in schools and to dealers through its Neff subsidiary.

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

Marketing and Publishing Services

The Marketing and Publishing Services segment includes operations in sampling, direct marketing and publishing services. The sampling operations provide services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems and packaging, primarily for the fragrance, cosmetic and personal care segments. With over a 100-year history, Arcade pioneered the leading ScentStrip® product in 1980. Since then, it has developed an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various conventional and online marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. The Company

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

also markets, manufactures and sells highly decorated packaging solutions to the cosmetic and consumer products industries through Color Optics and Carestia. The direct marketing operations specialize in high-quality, in-line printed products and can accommodate large marketing projects with a wide range of dimensional printed products and in-line finishing production, data processing and mailing services. The products range from conventional direct marketing pieces to integrated offerings. The personalized imaging capabilities can offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts. The publishing services business produces book components, including book covers and jackets, and employs specialized techniques to create highly decorated covers.

The following table presents information of the Company by business segment:

In thousands	2013	2012	2011
Net sales
Scholastic	$431,895	$445,790	$474,667
Memory Book	331,339	346,070	362,380
Marketing and Publishing Services	365,011	364,297	380,774
Inter-segment eliminations	(542)	(815)	(29)

	$1,127,703	$1,155,342	$1,217,792

Operating income (loss)
Scholastic	$39,481	$25,260	$34,948
Memory Book	101,920	92,284	103,137
Marketing and Publishing Services	17,213	(12,344)	13,792

	$158,614	$105,200	$151,877

Interest, net
Scholastic	$59,123	$62,110	$64,071
Memory Book	45,204	47,861	49,365
Marketing and Publishing Services	50,941	48,953	50,700

	$155,268	$158,924	$164,136

Depreciation and Amortization
Scholastic	$26,806	$33,023	$32,627
Memory Book	30,096	38,408	39,424
Marketing and Publishing Services	32,621	33,102	34,032

	$89,523	$104,533	$106,083

Capital expenditures
Scholastic	$13,037	$17,025	$12,440
Memory Book	10,501	16,949	29,949
Marketing and Publishing Services	10,785	18,158	13,136

	$34,323	$52,132	$55,525

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	2013	2012	2011
Goodwill
Scholastic	$300,857	$301,027	$309,878
Memory Book	391,178	391,178	391,178
Marketing and Publishing Services	234,788	226,741	282,058

	$926,823	$918,946	$983,114

Intangible assets
Scholastic	$147,515	$158,539	$145,941
Memory Book	108,618	120,977	168,984
Marketing and Publishing Services	111,434	121,807	133,469

	$367,567	$401,323	$448,394

Total assets
Scholastic	$656,314	$664,308	$668,179
Memory Book	670,662	697,683	749,932
Marketing and Publishing Services	579,299	564,415	626,383

	$1,906,275	$1,926,406	$2,044,494

Net sales are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates. No single customer accounted for more than 10% of revenue in any of 2013, 2012 and 2011.

The following table presents net sales by class of similar products and certain geographic information for the Company:

In thousands	2013	2012	2011
Net sales by classes of similar products
Memory book and yearbook products and services	$330,797	$345,281	$362,380
Graduation and affinity products	244,623	253,341	261,849
Class ring and jewelry products	187,272	192,449	212,818
Sampling products and services	194,844	192,195	174,831
Book components	91,315	94,788	108,784
Direct marketing products and services	78,852	77,288	97,130

	$1,127,703	$1,155,342	$1,217,792

Net sales by geographic area
United States	$1,019,268	$1,055,217	$1,116,602
Canada	25,955	30,830	38,436
France	23,440	21,663	30,925
Other	59,040	47,632	31,829

	$1,127,703	$1,155,342	$1,217,792

Net property, plant and equipment and intangible assets by geographic area
United States	$1,451,137	$1,514,461	$1,634,369
Other, primarily France and Canada	32,344	9,473	7,189

	$1,483,481	$1,523,934	$1,641,558

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $3.8 million for the year ended December 28, 2013, $3.7 million for the year ended December 29, 2012 and $3.6 million for the year ended December 31, 2011. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, Holdco entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco’s common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of its businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred approximately $0.1 million, $0.2 million and $1.5 million in fiscal years 2013, 2012 and 2011, respectively, for services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

Certain of the lenders under the Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

In connection with the execution of the stock purchase agreement on November 19, 2013 (the “Stock Purchase Agreement”) for the acquisition of all the outstanding equity interests in American Achievement Group Holding Corp. (“American Achievement”), Visant and Holdco concurrently entered into a debt commitment letter (the “Debt Commitment Letter”) with Credit Suisse Securities (USA) LLC (“CSSUSA”) and Credit Suisse AG, Cayman Islands Branch (“CSAG”) pursuant to which, subject to the conditions set forth therein, CSAG has committed to provide Visant financing for the transactions under the Stock Purchase Agreement, which will include: (i) up to a $260.0 million senior secured term loan facility (the “Senior Facility”), either as an incremental facility pursuant to the Credit Facilities or under a new, stand-alone credit agreement, maturing on March 23, 2017; and (ii) up to $100.0 million in aggregate principal amount of senior unsecured notes issued by Visant in a private placement (the “Mirror Notes”) on terms substantially consistent with the Senior Notes, provided that if all or any portion of the contemplated Mirror Notes are not issued by Visant prior to the closing of the acquisition of American Achievement, the financing shall also include up to $100.0 million of senior unsecured fixed rate loans maturing on October 1, 2017 (the “Senior Unsecured Bridge Loans”) under a senior unsecured credit facility (the “Bridge Facility”), in each case, plus an amount sufficient to fund any OID or upfront fees required to be funded in respect thereof on the closing date. In any event, the combined aggregate amount of gross proceeds from the Mirror Notes and the Senior Unsecured Bridge Loans shall not exceed $100.0 million. Visant may in its sole discretion agree to reduce any commitment with respect to the Bridge Facility. At any time after the one year anniversary of the closing date, the Senior Unsecured Bridge Loans may be exchanged in whole or in part for senior unsecured exchange notes, in equal principal amount, as additional Senior Notes under the indenture governing the Senior Notes. The obligations under the Senior Facility and

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

the Bridge Facility will be guaranteed by Visant Secondary and the subsidiaries of Visant that are guarantors under the Credit Facilities and the Senior Notes, respectively. The Senior Facility will be secured on the same basis as the security interests pursuant to the Credit Facilities. The obligation of CSAG to provide debt financing under the Debt Commitment Letter is subject to customary closing conditions for transactions of this type. The final termination date for the Debt Commitment Letter is the same as the termination date under the Stock Purchase Agreement. The Company’s borrowing under such financing arrangement will be subject to the closing of the transactions under the Stock Purchase Agreement. CSSUSA will act as sole lead arranger and bookrunner and will perform duties customarily associated with such roles for which it will receive customary fees. In addition, KKR Capital Markets LLC (“KKRCM”) assisted in placing the financing, for which it will receive a customary fee. Each of CSAG, CSUSA and KKRCM is an affiliate of one of the Sponsors.

Affiliates of CSUSA, CSAG and KKRCM act as lenders and/or as agents under the Credit Facilities and were initial purchasers of the Senior Notes, for which they received and will receive customary fees and expenses and are indemnified by the Company against certain liabilities.

In December 2012 the Company repurchased for retirement in privately negotiated transactions $13.3 million in aggregate principal amount of Senior Notes. An affiliate of KKR served in an agency capacity for the broker executing the repurchases on Visant’s behalf, for which the affiliate received customary compensation.

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

The Company has participated in providing integrated marketing programs with an affiliate of First Data Corporation, a company, in which affiliates of KKR have an ownership interest. This collaborative arrangement was terminated during the quarter ended September 29, 2012, subject to certain possible residual revenue during 2013. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, the amount of revenue that the Company recognized through this arrangement was not material to its financial statements.

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Other

Ms. Ann Carr, who is Mr. Charles Mooty’s sister-in-law, joined Jostens as its Chief Marketing Officer in March 2014. Her compensation is commensurate with that of her peers.

19. Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Credit Facilities and the Senior Notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Included in the presentation of “Equity (earnings) loss in subsidiary, net of tax” is the elimination of intercompany interest expense incurred by the guarantors in the amount of $133.2 million, $135.5 million and $138.0 million in fiscal years 2013, 2012, and 2011, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME

2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,045,910	$104,411	$(22,618)	$1,127,703
Cost of products sold	—	492,617	73,336	(22,552)	543,401

Gross profit	—	553,293	31,075	(66)	584,302
Selling and administrative expenses	(533)	381,663	24,832	—	405,962
Gain on sale of assets	—	(835)	—	—	(835)
Special charges	—	20,239	322	—	20,561

Operating income	533	152,226	5,921	(66)	158,614
Net interest expense	153,304	134,626	561	(133,223)	155,268

(Loss) income before income taxes	(152,771)	17,600	5,360	133,157	3,346
(Benefit from) provision for income taxes	(6,079)	6,377	1,993	(26)	2,265

(Loss) income from operations	(146,692)	11,223	3,367	133,183	1,081
Equity (earnings) in subsidiary, net of tax	(147,773)	(3,367)	—	151,140	—

Net income	$1,081	$14,590	$3,367	$(17,957)	$1,081

Other comprehensive income, net of tax :
Deferred loss on derivatives	2,016	—	—	—	2,016
Change in cumulative translation adjustment	555	—	555	(555)	555
Minimum pension liability	45,272	45,272	—	(45,272)	45,272

Comprehensive income	$48,924	$59,862	$3,922	$(63,784)	$48,924

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

Other comprehensive (loss) income, net of tax :
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

Other comprehensive (loss) income, net of tax :
Deferred loss on derivatives	(3,427)	—	—	—	(3,427)
Change in cumulative translation adjustment	(1,137)	—	(1,137)	1,137	(1,137)
Minimum pension liability	(29,001)	(29,001)	—	29,001	(29,001)

Comprehensive (loss) income	$(48,449)	$(25,619)	$7,018	$18,601	$(48,449)

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$83,633	$2,695	$9,714	$—	$96,042
Accounts receivable, net	1,070	88,352	18,779	—	108,201
Inventories	—	97,871	6,961	(483)	104,349
Salespersons overdrafts, net	—	23,036	1,285	—	24,321
Prepaid expenses and other current assets	857	16,015	1,898	—	18,770
Income tax receivable	2,148	—	1,314	—	3,462
Intercompany receivable	6,487	3,665	8	(10,160)	—
Deferred income taxes	6,526	14,220	307	—	21,053

Total current assets	100,721	245,854	40,266	(10,643)	376,198
Property, plant and equipment, net	77	179,103	9,911	—	189,091
Goodwill	—	894,787	32,036	—	926,823
Intangibles, net	—	348,976	18,591	—	367,567
Deferred financing costs, net	33,118	—	—	—	33,118
Deferred income taxes	—	—	2,316	—	2,316
Intercompany receivable	519,772	55,526	57,972	(633,270)	—
Other assets	1,211	9,476	475	—	11,162
Investment in subsidiaries	802,242	107,005	—	(909,247)	—

	$1,457,141	$1,840,727	$161,567	$(1,553,160)	$1,906,275

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$6,185	$31,874	$7,810	$(2)	$45,867
Accrued employee compensation	7,929	21,516	5,946	—	35,391
Customer deposits	—	163,205	6,714	—	169,919
Commissions payable	—	10,390	518	—	10,908
Income taxes payable	(892)	3,183	1,207	(188)	3,310
Interest payable	33,616	86	—	—	33,702
Current portion of long-term debt and capital leases	10	4,395	373	—	4,778
Intercompany payable	73	1,195	8,890	(10,158)	—
Other accrued liabilities	3,003	23,741	2,450	—	29,194

Total current liabilities	49,924	259,585	33,908	(10,348)	333,069
Long-term debt and capital leases, less current maturities	1,865,229	2,359	559	—	1,868,147
Intercompany payable	40,461	577,904	15,200	(633,565)	—
Deferred income taxes	2,714	140,192	4,153	—	147,059
Pension liabilities, net	17,046	34,880	—	—	51,926
Other noncurrent liabilities	14,505	23,565	742	—	38,812

Total liabilities	1,989,879	1,038,485	54,562	(643,913)	2,439,013
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(532,749)	802,242	107,005	(909,247)	(532,749)

	$1,457,141	$1,840,727	$161,567	$(1,553,160)	$1,906,275

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

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$1,081	$14,590	$3,367	$(17,957)	$1,081
Other cash provided by (used in) operating activities	632	83,977	(2,052)	17,956	100,513

Net cash provided by operating activities	1,713	98,567	1,315	(1)	101,594
Purchases of property, plant and equipment	(62)	(31,623)	(2,638)	—	(34,323)
Additions to intangibles	—	(318)	—	—	(318)
Proceeds from sale of property and equipment	—	3,107	—	—	3,107
Acquisition of business, net of cash acquired	—	—	(16,939)	—	(16,939)
Other investing activities, net	—	(1,005)	1,005	—	—

Net cash used in investing activities	(62)	(29,839)	(18,572)	—	(48,473)
Short-term borrowings	59,000	—	—	—	59,000
Short-term repayments	(59,000)	—	—	—	(59,000)
Repayments of long-term debt and capital leases	(12,008)	(4,717)	(219)	—	(16,944)
Proceeds from issuance of long-term debt	—	644	—	—	644
Intercompany payable (receivable)	46,042	(65,246)	19,203	1	—
Distribution to shareholder	(642)	—	—	—	(642)

Net cash provided by (used in) financing activities	33,392	(69,319)	18,984	1	(16,942)
Effect of exchange rate changes on cash and cash equivalents	—	—	(333)	—	(333)

Increase (decrease) in cash and cash equivalents	35,043	(591)	1,394	—	35,846
Cash and cash equivalents, beginning of period	48,590	3,286	8,320	—	60,196

Cash and cash equivalents, end of period	$83,633	$2,695	$9,714	$—	$96,042

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(58,600)	$(47,272)	$5,980	$41,292	$(58,600)
Other cash provided by operating activities	56,320	153,545	1,768	(41,292)	170,341

Net cash (used in) provided by operating activities	(2,280)	106,273	7,748	—	111,741
Purchases of property, plant and equipment	—	(49,781)	(2,351)	—	(52,132)
Additions to intangibles	—	(2,077)	(1,171)	—	(3,248)
Proceeds from sale of property and equipment	—	4,727	—	—	4,727
Other investing activities, net	—	(2,099)	2,100	—	1

Net cash used in investing activities	—	(49,230)	(1,422)	—	(50,652)
Short-term borrowings	107,000	—	—	—	107,000
Short-term repayments	(107,000)	—	—	—	(107,000)
Repayments of long-term debt and capital leases	(34,175)	(4,508)	(17)	—	(38,700)
Proceeds from issuance of long-term debt	—	2,094	—	—	2,094
Intercompany payable (receivable)	54,907	(54,907)	—	—	—
Dividends	—	1,230	(1,230)	—	—

Net cash provided by (used in) financing activities	20,732	(56,091)	(1,247)	—	(36,606)
Effect of exchange rate changes on cash and cash equivalents	—	—	(301)	—	(301)

Increase in cash and cash equivalents	18,452	952	4,778	—	24,182
Cash and cash equivalents, beginning of period	30,138	2,334	3,542	—	36,014

Cash and cash equivalents, end of period	$48,590	$3,286	$8,320	$—	$60,196

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2011

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(14,884)	$3,382	$8,155	$(11,537)	(14,884)
Other cash provided by (used in) operating activities	24,825	109,545	(8,495)	11,538	137,413

Net cash provided by (used in) operating activities	9,941	112,927	(340)	1	122,529
Purchases of property, plant and equipment	—	(54,648)	(877)	—	(55,525)
Additions to intangibles	—	(212)	—	—	(212)
Proceeds from sale of property and equipment	—	6,734	—	—	6,734
Acquisition of business, net of cash acquired	—	(4,681)	—	—	(4,681)
Other investing activities, net	—	(1,233)	1,233	—	—

Net cash (used in) provided by investing activities	—	(54,040)	356	—	(53,684)
Short-term borrowings	83,000	—	—	—	83,000
Short-term repayments	(83,000)	—	—	—	(83,000)
Repayments of long-term debt and capital leases	(72,479)	(3,802)	(16)	—	(76,297)
Proceeds from issuance of long-term debt	—	349	—	—	349
Intercompany payable (receivable)	62,461	(62,460)	—	(1)	—
Dividends	—	1,262	(1,262)	—	—
Debt financing costs	(16,579)	—	—	—	(16,579)

Net cash used in financing activities	(26,597)	(64,651)	(1,278)	(1)	(92,527)
Effect of exchange rate changes on cash and cash equivalents	—	—	(501)	—	(501)

Decrease in cash and cash equivalents	(16,656)	(5,764)	(1,763)	—	(24,183)
Cash and cash equivalents, beginning of period	46,794	8,098	5,305	—	60,197

Cash and cash equivalents, end of period	$30,138	$2,334	$3,542	$—	$36,014

FINANCIAL STATEMENT SCHEDULE

Schedule II- Valuation and Qualifying Accounts

Visant Corporation and subsidiaries

	Allowance for uncollectible accounts (1)	Allowance for sales returns (2)	Salesperson overdraft reserve (1)
Balance, January 1, 2011	$5,071	$7,116	$11,467

Charged to expense	2,416	21,426	2,933
Deductions	2,161	21,508	1,485

Balance, December 31, 2011	$5,326	$7,034	$12,915

Charged to expense	2,253	19,329	2,135
Deductions	2,647	20,305	5,047

Balance, December 29, 2012	$4,932	$6,058	$10,003

Charged to expense	2,166	22,130	1,508
Deductions	2,058	21,870	2,337

Balance, December 28, 2013	$5,040	$6,318	$9,174

(1)	Deductions represent uncollectible accounts written off, net of recoveries.
(2)	Deductions represent returns processed against reserve.