Form 10-Q
period 2014-03-29
VISANT CORP
filed 2014-05-13
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

As of May 6, 2014, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended
In thousands	March 29, 2014	March 30, 2013
Net sales	$243,594	$244,936
Cost of products sold	122,021	120,892

Gross profit	121,573	124,044
Selling and administrative expenses	97,142	110,097
(Gain) loss on disposal of fixed assets	(203)	23
Special charges	1,747	857

Operating income	22,887	13,067
Interest expense, net	38,795	39,380

Loss before income taxes	(15,908)	(26,313)
Benefit from income taxes	(6,007)	(11,378)

Net loss	$(9,901)	$(14,935)

Comprehensive loss	$(9,285)	$(14,258)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	March 29, 2014	December 28, 2013
ASSETS
Cash and cash equivalents	$122,914	$96,042
Accounts receivable, net	130,201	108,201
Inventories	130,516	104,349
Salespersons overdrafts, net of allowance of $8,937 and $9,174, respectively	21,928	24,321
Prepaid expenses and other current assets	24,015	18,770
Income tax receivable	3,452	3,462
Deferred income taxes	26,243	21,053

Total current assets	459,269	376,198

Property, plant and equipment	545,122	543,063
Less accumulated depreciation	(361,496)	(353,972)

Property, plant and equipment, net	183,626	189,091
Goodwill	926,728	926,823
Intangibles, net	363,487	367,567
Deferred financing costs, net	30,712	33,118
Deferred income taxes	2,256	2,316
Other assets	14,270	11,162

Total assets	$1,980,348	$1,906,275

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$60,699	$45,867
Accrued employee compensation and related taxes	27,881	35,391
Commissions payable	19,871	10,908
Customer deposits	223,883	169,919
Income taxes payable	3,240	3,310
Current portion of long-term debt and capital leases	4,283	4,778
Interest payable	52,103	33,702
Other accrued liabilities	29,312	29,194

Total current liabilities	421,272	333,069

Long-term debt and capital leases - less current maturities	1,868,343	1,868,147
Deferred income taxes	144,842	147,059
Pension liabilities, net	50,305	51,926
Other noncurrent liabilities	37,573	38,812

Total liabilities	2,522,335	2,439,013

Mezzanine equity	11	11

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at March 29, 2014 and December 28, 2013	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at March 29, 2014 and December 28, 2013	—	—
Additional paid-in-capital	61,019	60,983
Accumulated deficit	(562,919)	(553,018)
Accumulated other comprehensive loss	(40,098)	(40,714)

Total stockholder’s deficit	(541,998)	(532,749)

Total liabilities, mezzanine equity and stockholder’s deficit	$1,980,348	$1,906,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	March 29, 2014	March 30, 2013

Net loss	$(9,901)	$(14,935)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	12,239	12,849
Amortization of intangible assets	4,493	13,222
Amortization of debt discount, premium and deferred financing costs	3,302	3,570
Other amortization	77	84
Deferred income taxes	(7,842)	(12,752)
(Gain) loss on disposal of fixed assets	(203)	23
Stock-based compensation	—	(99)
Excess tax benefit from share based arrangements	(36)	—
Loss on asset impairments	41	—
Changes in assets and liabilities:
Accounts receivable	(21,591)	(5,241)
Inventories	(26,207)	(23,292)
Salespersons overdrafts	81	(188)
Prepaid expenses and other current assets	(5,126)	(5,280)
Accounts payable and accrued expenses	7,336	(5,806)
Customer deposits	54,184	48,981
Commissions payable	8,980	6,945
Income taxes payable/receivable	(49)	(211)
Interest payable	18,401	17,742
Other operating activities, net	(2,722)	4,674

Net cash provided by operating activities	35,457	40,286

Purchases of property, plant and equipment	(7,550)	(9,393)
Proceeds from sale of property and equipment	206	7
Additions to intangibles	(41)	(81)

Net cash used in investing activities	(7,385)	(9,467)

Repayment of long-term debt and capital lease obligations	(1,302)	(13,231)
Proceeds from issuance of long-term debt and capital leases	—	644
Excess tax benefit from share based arrangements	36	—

Net cash used in financing activities	(1,266)	(12,587)

Effect of exchange rate changes on cash and cash equivalents	66	(78)

Increase in cash and cash equivalents	26,872	18,154
Cash and cash equivalents, beginning of period	96,042	60,196

Cash and cash equivalents, end of period	$122,914	$78,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Overview

The Company is a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance, cosmetic and personal care sampling and packaging, and educational and trade publishing segments. The Company sells products and services to end customers through several different sales channels including independent sales representatives and dedicated employed sales forces. Sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, the availability of school funding, product and service offerings and quality and price.

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

As of March 29, 2014, affiliates of KKR and DLJMBP III (collectively, the “Sponsors”) held approximately 49.2% and 41.1%, respectively, of Visant Holding Corp.’s (“Holdco”) voting interest, while each held approximately 44.8% of Holdco’s economic interest. As of March 29, 2014, the other co-investors held approximately 8.4% of the voting interest and approximately 9.2% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.2% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Visant and its subsidiaries are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Visant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the total net warranty costs on rings was $1.0 million for each of the quarters ended March 29, 2014 and March 30, 2013. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the Condensed Consolidated Balance Sheets were approximately $0.8 million as of each of March 29, 2014 and December 28, 2013.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $0.8 million and $2.3 million for the quarters ended March 29, 2014 and March 30, 2013, respectively.

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

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. Visant recognized total stock-based compensation expense of $0.4 million and $(0.1) million for the three months ended March 29, 2014 and March 30, 2013, respectively. Stock-based compensation is included in selling and administrative expenses. Refer to Note 15, Stock-Based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the Condensed Consolidated Balance Sheets as of March 29, 2014 and December 28, 2013, respectively.

Recently Adopted Accounting Pronouncements

On January 31, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-01 (“ASU 2013-01”), which clarifies the scope of the offsetting disclosure requirements. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

3.	Restructuring Activity and Other Special Charges

For the three months ended March 29, 2014, the Company recorded $0.8 million, $0.5 million and $0.2 million of restructuring costs in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the three months ended March 29, 2014 were $0.3 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 63, 22 and two in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

For the three months ended March 30, 2013, the Company recorded $0.4 million, $0.3 million and $0.2 million of restructuring costs in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were 11, seven and three in the Marketing and Publishing Services, Scholastic and Memory Book segments, respectively.

Restructuring accruals of $6.5 million and $7.5 million as of March 29, 2014 and December 28, 2013, respectively, are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. These accruals included amounts provided for the termination in July 2013 of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 and severance and related benefits related to reductions in force in each of our reportable segments.

On a cumulative basis through March 29, 2014, the Company incurred $23.2 million of costs related to the termination of the multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 and employee severance and related benefit costs related to the 2014, 2013 and 2012 initiatives, which affected an aggregate of 726 employees. The Company had paid $16.6 million in cash related to these initiatives as of March 29, 2014.

Changes in the restructuring accruals during the first three months of fiscal 2014 were as follows:

In thousands	2014 Initiatives	2013 Initiatives	2012 Initiatives	Total
Balance at December 28, 2013	$—	$7,367	$129	$7,496
Restructuring charges	998	354	52	1,404
Severance, benefits and other payments	(386)	(1,857)	(133)	(2,376)

Balance at March 29, 2014	$612	$5,864	$48	$6,524

The majority of the remaining severance and related benefits associated with all these initiatives are expected to be paid by the end of fiscal 2015 and the costs associated with the termination of the multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 are expected to be paid by the end of 2016.

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

$22,421

In connection with the purchase accounting related to the acquisition of Carestia, the intangible assets and goodwill approximated $16.6 million and consisted of:

In thousands
Customer relationships	$6,058
Non-compete agreements	262
Trademarks (definite lived)	2,634
Goodwill	7,683

$16,637

5.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (“AOCL”), by component, for the three months ended March 29, 2014 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of December 28, 2013	$(3,371)	$3,929	$(41,272)	$(40,714)
Change in fair value of derivatives, net of tax of $(0.1) million	(152)	—	—	(152)
Change in cumulative translation adjustment	—	(92)	—	(92)
Change in pension and other postretirement benefit plans, net of tax of $0.2 million	—	—	358	358
Amounts reclassified from AOCL, net of tax of $0.3 million	502	—	—	502

Balance as of March 29, 2014	$(3,021)	$3,837	$(40,914)	$(40,098)

6.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	March 29, 2014	December 28, 2013
Trade receivables	$142,078	$119,559
Allowance for doubtful accounts	(5,224)	(5,040)
Allowance for sales returns	(6,653)	(6,318)

Accounts receivable, net	$130,201	$108,201

7.	Inventories

Inventories were comprised of the following:

In thousands	March 29, 2014	December 28, 2013
Raw materials and supplies	$44,473	$36,035
Work-in-process	52,522	40,828
Finished goods	33,521	27,486

Inventories	$130,516	$104,349

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution under which it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. Under these arrangements, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory was $15.6 million as of each of March 29, 2014 and December 28, 2013. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.1 million for the three-month period ended March 29, 2014 and $0.3 million for the three-month period ended March 30, 2013. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to such financial assets and liabilities that are recorded at fair value on a recurring basis, the Company used Level 2 inputs to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of each of March 29, 2014 and December 28, 2013.

As of March 29, 2014, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”), with an aggregate principal amount outstanding of $736.7 million, approximated $731.9 million at such date. As of March 29, 2014, the fair value of the term loan B facility maturing in 2016 (the “Term Loan Credit Facility”), with an aggregate principal amount outstanding of $1,140.4 million, approximated $1,133.8 million at such date.

As of December 28, 2013, the fair value of Visant’s 10.00% Senior Notes with an aggregate principal amount outstanding of $736.7 million, approximated $713.9 million at such date. As of December 28, 2013, the fair value of the Term Loan Credit Facility with an aggregate principal amount outstanding of $1,140.4 million, approximated $1,127.6 million at such date.

Each of the Senior Notes and the Term Loan Credit Facility were classified within Level 2 of the valuation hierarchy as of each of March 29, 2014 and December 28, 2013.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at December 28, 2013	$300,857	$391,178	$234,788	$926,823
Goodwill additions during the period	—	—	—	—
Currency translation	(73)	—	(22)	(95)

Balance at March 29, 2014	$300,784	$391,178	$234,766	$926,728

Information regarding other intangible assets is as follows:

		March 29, 2014			December 28, 2013
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(330,000)	$—	$330,000	$(330,000)	$—
Internally developed software	2 to 5 years	8,600	(8,600)	—	8,600	(8,600)	—
Patented/unpatented technology	3 years	14,951	(12,891)	2,060	15,085	(12,820)	2,265
Customer relationships	4 to 40 years	165,960	(74,364)	91,596	165,552	(71,636)	93,916
Trademarks (definite lived)	10 to 20 years	3,189	(315)	2,874	3,228	(241)	2,987
Restrictive covenants	3 to 10 years	40,411	(26,734)	13,677	40,411	(25,292)	15,119

		563,111	(452,904)	110,207	562,876	(448,589)	114,287
Trademarks	Indefinite	253,280	—	253,280	253,280	—	253,280

		$816,391	$(452,904)	$363,487	$816,156	$(448,589)	$367,567

Amortization expense related to other intangible assets was $4.5 million and $13.3 million for the three months ended March 29, 2014 and March 30, 2013, respectively. During the three months ended March 30, 2013, approximately $11.0 million of fully amortized restrictive covenants were written off.

Based on intangible assets in service as of March 29, 2014, estimated amortization expense for the remainder of fiscal 2014 and each of the five succeeding fiscal years is $13.0 million for the remainder of fiscal 2014, $15.8 million for 2015, $13.6 million for 2016, $10.1 million for 2017, $8.8 million for 2018 and $8.4 million for 2019.

10.	Debt

Debt obligations as of March 29, 2014 and December 28, 2013 consisted of the following:

In thousands	March 29, 2014	December 28, 2013
Senior secured term loan facilities, net of original issue discount of $11.0 million and $11.9 million, respectively Term Loan B, variable rate, 5.25% at March 29, 2014 with quarterly interest payments, principal due and payable at maturity - December 2016	$1,129,445	$1,128,544
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $36.8 million in April and October, principal due and payable at maturity - October 2017	736,670	736,670

	1,866,115	1,865,214
Equipment financing arrangements	3,343	3,806
Capital lease obligations	3,168	3,905

Total debt	$1,872,626	$1,872,925

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

As of March 29, 2014, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.00%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of March 29, 2014, there was $11.5 million outstanding in the form of letters of credit, leaving $163.5 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its management of interest rate risk. During the three months ended March 29, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 29, 2014, the Company had three outstanding interest rate derivatives with an outstanding aggregate notional amount of $500.0 million.

The effective portion of changes in the fair value of derivatives which qualify as and are designated as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of March 29, 2014, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $3.0 million will be reclassified as an increase to interest expense through the first fiscal quarter of 2015.

The fair value of outstanding derivative instruments as of March 29, 2014 and December 28, 2013 was as follows:

Classification in the Consolidated Balance Sheets

In thousands		March 29, 2014	December 28, 2013
Liability Derivatives:

Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$3,009	$3,088
Interest rate swaps	Other noncurrent liabilities	1,815	2,294

Total		$4,824	$5,382

The following table summarizes the activity of derivative instruments that qualify for hedge accounting as of December 28, 2013 and March 29, 2014, and the impact of such derivative instruments on accumulated other comprehensive loss for the three months ended March 29, 2014:

In thousands	December 28, 2013	Amount of gain recognized in Accumulated Other Comprehensive Loss on derivatives (effective portion)	Amount of loss reclassified from Accumulated Other Comprehensive Loss to interest expense (effective portion)	March 29, 2014
Interest rate swaps designated as cash flow hedges	$(5,382)	$(243)	$801	$(4,824)

The following table provides the location in the Company’s financial statements of the recognized gain or loss related to such derivative instruments:

	Three months ended
In thousands	March 29, 2014	March 30, 2013
Interest rate swaps designated as cash flow hedges recognized in interest expense	$801	$881

Based on an evaluation of the inputs used, the Company has categorized its derivative instruments to be within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the derivative instruments at the end of the applicable reporting period.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of March 29, 2014 and March 30, 2013, the Company did not have any derivatives outstanding that were not designated as hedges.

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of March 29, 2014, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $5.8 million. As of March 29, 2014 the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 29, 2014, it could have been required to settle its obligations under the agreements at their termination value of $5.8 million.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $5.8 million outstanding as of March 29, 2014 with delivery dates occurring through 2014. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of March 29, 2014, the fair market value of open precious metal forward contracts was $5.7 million based on quoted future prices for each contract.

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

The Company recorded an income tax benefit for the three months ended March 29, 2014 based on its best estimate of the consolidated effective tax rate applicable for the entire 2014 fiscal year. After adjustments for jurisdictions for which a current tax benefit is not recorded, the estimated full-year consolidated effective tax rate for fiscal 2014 is 39.2% before taking into account the impact of less than $0.1 million of accruals considered a current period tax expense. The combined effect of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective rate of tax benefit of 37.8% for the three-month period ended March 29, 2014.

For the comparable three-month period ended March 30, 2013, the effective income tax rate was 43.2%. The decrease in tax rate for the first quarter of 2014 compared to the first quarter of 2013 was due primarily to the favorable effect of the domestic manufacturing deduction, which is expected to be available in 2014 because the Company anticipates that the remaining net operating loss from 2011 will be fully utilized in 2014. The first quarter 2014 tax rate was also favorably impacted by adjustments to the estimate for foreign earnings repatriation in 2014 and the recognition in the comparable prior year period of a $0.2 million tax benefit for research and development credits as a result of legislation enacted in the quarter ended March 30, 2013. There were no such credits recognized in the Company’s 2014 estimated annual effective tax rate because the credit lapsed at the end of 2013.

For the three-month period ended March 29, 2014, the Company provided net tax and interest accruals for unrecognized tax benefits of less than $0.1 million. At March 29, 2014, the Company’s unrecognized tax benefit liability totaled $11.3 million, including interest and penalty accruals totaling $3.2 million. At December 28, 2013, the Company’s unrecognized tax benefit liability totaled $11.2 million, including interest and penalty accruals totaling $3.1 million. Substantially all of these liabilities were included in noncurrent liabilities for the respective periods.

Holdco’s income tax filings for 2005 to 2012 are subject to examination in the U.S federal tax jurisdiction. In connection with an examination of Holdco’s income tax filings for 2005 and 2006, the Internal Revenue Service (“IRS”) proposed certain transfer price adjustments with which Holdco disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and the French tax authorities. During 2013, the IRS and French tax authorities agreed to a settlement with respect to transfer price adjustments for the 2005 and 2006 tax periods. The settlement for the 2005 and 2006 tax periods was consistent with the terms of an advance pricing agreement entered into in 2013 between Holdco and the IRS for the tax periods 2007 through 2011. Both agreements were consistent with the Company’s expectations, resulting in only minor adjustments required to be made to the Company’s existing reserves. The U.S. statute of limitations for years 2005 through 2010 remains open because the IRS has not yet completed its final reports for the affected periods. The Company is also subject to examination in certain state jurisdictions for the 2005 to 2012 periods, none of which was individually material. During 2013, the French tax authorities concluded their examination of tax filings for 2010 and 2011 with only minor adjustments. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.3 million.

In September 2013, the U.S. Treasury issued final regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (the “Code”) regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. The U.S. Treasury also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations are effective for the Company’s 2014 fiscal year ending January 3, 2015. The Company’s adoption of these regulations did not have a material impact on its financial statements.

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

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit expense (income) for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$332	$280	$—	$1
Interest cost	4,467	4,130	11	10
Expected return on plan assets	(5,907)	(5,489)	—	—
Amortization of prior service cost	—	—	(69)	(69)
Amortization of net actuarial loss	652	1,107	11	13

Net periodic benefit (income) expense	$(456)	$28	$(47)	$(45)

As of December 28, 2013, the Company estimated that it would be required to make contributions under its qualified pension plans in 2014 in an aggregate amount of $5.3 million. For the three months ended March 29, 2014, the Company did not have an obligation to make any contributions to its qualified pension plans and contributed $0.7 million and less than $0.1 million to its non-qualified pension plans and postretirement welfare plans, respectively. The non-qualified pension payments made during the three months ended March 29, 2014 were consistent with the amount anticipated as of December 28, 2013.

15.	Stock-Based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permitted Holdco to grant to key employees and certain other persons stock options and stock awards. As of July 29, 2013, no further grants may be made under the 2003 Plan in accordance with its terms. The 4,180 options issued under the 2003 Plan in January 2004 that remained outstanding as of December 28, 2013 were exercised in January 2014 prior to their expiration in January 2014.

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Class A Common Stock. Options granted under the 2004 Plan may consist of time vesting options or performance vesting options. The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. Options granted under the 2004 Plan will begin expiring in late 2014. As of March 29, 2014, there were 150,577 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. As of March 29, 2014, there were 236,897 vested options outstanding under the 2004 Plan and no options unvested and subject to future vesting.

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

For the three months ended March 29, 2014 and March 30, 2013, Visant recognized total stock-based compensation expense of $0.4 million and $(0.1) million, respectively. Stock-based compensation is included in selling and administrative expenses.

For the three-month periods ended March 29, 2014 and March 30, 2013, there were no issuances of restricted shares or stock options.

As of March 29, 2014, there was no unrecognized stock-based compensation expense related to restricted shares expected to be recognized.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 28, 2013	241	$41.21
Exercised	(4)	$—
Granted	—	$—
Forfeited/expired	—	$—
Cancelled	—	$—

Outstanding at March 29, 2014	237	$41.47

Vested or expected to vest at March 29, 2014	237	$41.47

Exercisable at March 29, 2014	237	$41.47

The weighted-average remaining contractual life of outstanding options at March 29, 2014 was approximately 0.8 years. As of March 29, 2014, there was no unrecognized stock-based compensation expense related to stock options expected to be recognized.

LTIPs

The following table summarizes the 2012 LTIP, April 2013 Special LTIP and Jostens 2013 LTIP award activity for the Company:

Units in thousands	2014 Activity
Outstanding at December 28, 2013	132
Granted	14
Forfeited/Expired	—
Settled/Paid	(1)
Cancelled	(9)

Outstanding at March 29, 2014	136

Vested or expected to vest at March 29, 2014	113

As of March 29, 2014, there was $3.5 million of unrecognized stock-based compensation expense related to the long-term incentive plans to be recognized over a weighted-average period of 1.7 years.

16.	Business Segments

The Company’s three reportable segments consist of:

•	Scholastic — provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•	Memory Book — provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•	Marketing and Publishing Services — provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems and packaging, primarily for the fragrance, cosmetic and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

The following table presents information of the Company by business segment.

	Three months ended
In thousands	March 29, 2014	March 30, 2013	$ Change	% Change
Net sales
Scholastic	$139,113	$145,574	$(6,461)	(4.4%)
Memory Book	5,383	5,634	(251)	(4.5%)
Marketing and Publishing Services	99,342	93,892	5,450	5.8%
Inter-segment eliminations	(244)	(164)	(80)	NM

	$243,594	$244,936	$(1,342)	(0.5%)

Operating income (loss)
Scholastic	$19,631	$20,920	$(1,289)	(6.2%)
Memory Book	(8,967)	(14,662)	5,695	38.8%
Marketing and Publishing Services	12,223	6,809	5,414	79.5%

	$22,887	$13,067	$9,820	75.2%

Depreciation and Amortization
Scholastic	$6,006	$9,554	$(3,548)	(37.1%)
Memory Book	3,190	8,261	(5,071)	(61.4%)
Marketing and Publishing Services	7,613	8,340	(727)	(8.7%)

	$16,809	$26,155	$(9,346)	(35.7%)

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $1.0 million and $0.9 million for the three-month periods ended March 29, 2014 and March 30, 2013 respectively. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of its businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred less than $0.1 million of charges during the three months ended March 29, 2014 and did not incur any charges during the three months ended March 30, 2013 for services provided by KKR Capstone. An affiliate of KKR Capstone has an ownership interest in Holdco.

Certain of the lenders under the Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

Affiliates of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC act as lenders and/or as agents under the Credit Facilities and were initial purchasers of the Senior Notes, for which they received and will receive customary fees and expenses and are indemnified by the Company against certain liabilities. KKR Capital Markets LLC is an affiliate of one of the Sponsors. Until March 31, 2014, Credit Suisse Securities (USA) LLC was an affiliate of one of our Sponsors.

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

The Company has participated in providing integrated marketing programs with an affiliate of First Data Corporation, a company which is owned and controlled by affiliates of KKR. This collaborative arrangement was terminated during the quarter ended September 29, 2012, subject to certain residual revenue during 2013. There was no such revenue for the three months ended March 30, 2013.

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Credit Facilities and the Senior Notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Included in the presentation of “Equity (earnings) in subsidiary, net of tax” is the elimination of intercompany interest expense incurred by the guarantors in the amount of $33.2 million and $33.4 million for the three-month periods ended March 29, 2014 and March 30, 2013, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

Three months ended March 29, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$218,876	$28,008	$(3,290)	$243,594
Cost of products sold	—	104,520	21,008	(3,507)	122,021

Gross profit	—	114,356	7,000	217	121,573
Selling and administrative expenses	(2,512)	94,156	5,498	—	97,142
Gain on disposal of assets	—	(203)	—	—	(203)
Special charges	—	1,274	473	—	1,747

Operating income	2,512	19,129	1,029	217	22,887
Interest expense, net	38,428	33,364	194	(33,191)	38,795

(Loss) income before income taxes	(35,916)	(14,235)	835	33,408	(15,908)
Provision for (benefit from) income taxes	601	(7,133)	442	83	(6,007)

(Loss) income from operations	(36,517)	(7,102)	393	33,325	(9,901)
Earnings in subsidiary, net of tax	(26,616)	(393)	—	27,009	—

Net (loss) income	$(9,901)	$(6,709)	$393	$6,316	$(9,901)

Comprehensive (loss) income	$(9,285)	$(6,351)	$301	$6,050	$(9,285)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

Three months ended March 30, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$227,324	$22,410	$(4,798)	$244,936
Cost of products sold	—	112,205	13,655	(4,968)	120,892

Gross profit	—	115,119	8,755	170	124,044
Selling and administrative expenses	(980)	103,222	7,855	—	110,097
Loss on disposal of assets	—	23	—	—	23
Special charges	—	857	—	—	857

Operating income	980	11,017	900	170	13,067
Interest expense, net	38,845	33,924	33	(33,422)	39,380

(Loss) income before income taxes	(37,865)	(22,907)	867	33,592	(26,313)
(Benefit from) provision for income taxes	(1,296)	(10,611)	463	66	(11,378)

(Loss) income from operations	(36,569)	(12,296)	404	33,526	(14,935)
Earnings in subsidiary, net of tax	(21,634)	(404)	—	22,038	—

Net (loss) income	$(14,935)	$(11,892)	$404	$11,488	$(14,935)

Comprehensive loss	$(14,258)	$(11,258)	$(27)	$11,285	$(14,258)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

March 29, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$114,196	$(1,311)	$10,029	$—	$122,914
Accounts receivable, net	1,693	102,887	25,621	—	130,201
Inventories	—	123,207	7,576	(267)	130,516
Salespersons overdrafts, net	—	20,625	1,303	—	21,928
Prepaid expenses and other current assets	1,421	19,540	3,054	—	24,015
Income tax receivable	2,148	—	1,304	—	3,452
Intercompany receivable	26,549	5,163	124	(31,836)	—
Deferred income taxes	6,502	14,220	306	5,215	26,243

Total current assets	152,509	284,331	49,317	(26,888)	459,269
Property, plant and equipment, net	69	174,165	9,392	—	183,626
Goodwill	—	894,787	31,941	—	926,728
Intangibles, net	—	345,659	17,828	—	363,487
Deferred financing costs, net	30,712	—	—	—	30,712
Deferred income taxes	—	—	2,256	—	2,256
Intercompany receivable	517,625	89,177	—	(606,802)	—
Other assets	1,239	12,155	876	—	14,270
Investment in subsidiaries	795,891	107,306	—	(903,197)	—

	$1,498,045	$1,907,580	$111,610	$(1,536,887)	$1,980,348

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,564	$40,907	$14,228	$—	$60,699
Accrued employee compensation and related taxes	5,372	17,687	4,822	—	27,881
Commissions payable	—	19,506	365	—	19,871
Customer deposits	—	214,335	9,548	—	223,883
Income taxes payable	1,089	(3,320)	360	5,111	3,240
Current portion of long-term debt and capital leases	10	3,892	381	—	4,283
Interest payable	52,021	82	—	—	52,103
Intercompany payable	—	20,925	10,913	(31,838)	—
Other accrued liabilities	2,958	24,476	1,878	—	29,312

Total current liabilities	67,014	338,490	42,495	(26,727)	421,272
Long-term debt and capital leases - less current maturities	1,866,127	1,726	490	—	1,868,343
Intercompany payable	73,977	576,332	(43,346)	(606,963)	—
Deferred income taxes	1,407	139,490	3,945	—	144,842
Pension liabilities, net	17,079	33,226	—	—	50,305
Other noncurrent liabilities	14,428	22,425	720	—	37,573

Total liabilities	2,040,032	1,111,689	4,304	(633,690)	2,522,335
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(541,998)	795,891	107,306	(903,197)	(541,998)

	$1,498,045	$1,907,580	$111,610	$(1,536,887)	$1,980,348

CONDENSED CONSOLIDATING BALANCE SHEET

December 28, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$83,633	$2,695	$9,714	$—	$96,042
Accounts receivable, net	1,070	88,352	18,779	—	108,201
Inventories	—	97,871	6,961	(483)	104,349
Salespersons overdrafts, net	—	23,036	1,285	—	24,321
Prepaid expenses and other current assets	857	16,015	1,898	—	18,770
Income tax receivable	2,148	—	1,314	—	3,462
Intercompany receivable	6,487	3,665	8	(10,160)	—
Deferred income taxes	6,526	14,220	307	—	21,053

Total current assets	100,721	245,854	40,266	(10,643)	376,198
Property, plant and equipment, net	77	179,103	9,911	—	189,091
Goodwill	—	894,787	32,036	—	926,823
Intangibles, net	—	348,976	18,591	—	367,567
Deferred financing costs, net	33,118	—	—	—	33,118
Deferred income taxes	—	—	2,316	—	2,316
Intercompany receivable	519,772	55,526	57,972	(633,270)	—
Other assets	1,211	9,476	475	—	11,162
Investment in subsidiaries	802,242	107,005	—	(909,247)	—

	$1,457,141	$1,840,727	$161,567	$(1,553,160)	$1,906,275

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$6,185	$31,874	$7,810	$(2)	$45,867
Accrued employee compensation and related taxes	7,929	21,516	5,946	—	35,391
Commissions payable	—	163,205	6,714	—	169,919
Customer deposits	—	10,390	518	—	10,908
Income taxes payable	(892)	3,183	1,207	(188)	3,310
Current portion of long-term debt and capital leases	33,616	86	—	—	33,702
Interest payable	10	4,395	373	—	4,778
Intercompany payable	73	1,195	8,890	(10,158)	—
Other accrued liabilities	3,003	23,741	2,450	—	29,194

Total current liabilities	49,924	259,585	33,908	(10,348)	333,069
Long-term debt and capital leases - less current maturities	1,865,229	2,359	559	—	1,868,147
Intercompany payable	40,461	577,904	15,200	(633,565)	—
Deferred income taxes	2,714	140,192	4,153	—	147,059
Pension liabilities, net	17,046	34,880	—	—	51,926
Other noncurrent liabilities	14,505	23,565	742	—	38,812

Total liabilities	1,989,879	1,038,485	54,562	(643,913)	2,439,013
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(532,749)	802,242	107,005	(909,247)	(532,749)

	$1,457,141	$1,840,727	$161,567	$(1,553,160)	$1,906,275

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 29, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(9,901)	$(6,709)	$393	$6,316	$(9,901)
Other cash provided by (used in) operating activities	7,947	43,766	(39)	(6,316)	45,358

Net cash (used in) provided by operating activities	(1,954)	37,057	354	—	35,457
Purchases of property, plant and equipment	—	(7,538)	(12)	—	(7,550)
Additions to intangibles	—	(41)	—	—	(41)
Proceeds from sale of property and equipment	—	206	—	—	206
Intercompany receivable	(1,169)	(33,651)	—	34,820	—

Net cash used in investing activities	(1,169)	(41,024)	(12)	34,820	(7,385)
Repayments of long-term debt and capital leases	(2)	(1,207)	(93)	—	(1,302)
Intercompany payable	33,652	1,168	—	(34,820)	—
Excess tax benefit from share based arrangements	36	—	—	—	36

Net cash provided by (used in) financing activities	33,686	(39)	(93)	(34,820)	(1,266)
Effect of exchange rate changes on cash and cash equivalents	—	—	66	—	66

Increase (decrease) in cash and cash equivalents	30,563	(4,006)	315	—	26,872
Cash and cash equivalents, beginning of period	83,633	2,695	9,714	—	96,042

Cash and cash equivalents, end of period	$114,196	$(1,311)	$10,029	$—	$122,914

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 30, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(14,935)	$(11,892)	$404	$11,488	$(14,935)
Other cash provided by (used in) operating activities	5,971	62,262	(1,521)	(11,491)	55,221

Net cash (used in) provided by operating activities	(8,964)	50,370	(1,117)	(3)	40,286
Purchases of property, plant and equipment	—	(8,054)	(1,339)	—	(9,393)
Additions to intangibles	—	(81)	—	—	(81)
Proceeds from sale of property and equipment	—	7	—	—	7
Other investing activities, net	—	(1,005)	1,005	—	—

Net cash used in investing activities	—	(9,133)	(334)	—	(9,467)
Repayments of long-term debt and capital leases	(12,002)	(1,227)	(2)	—	(13,231)
Proceeds from issuance of long-term debt	—	644	—	—	644
Intercompany payable (receivable)	37,633	(37,636)	—	3	—

Net cash provided by (used in) financing activities	25,631	(38,219)	(2)	3	(12,587)
Effect of exchange rate changes on cash and cash equivalents	—	—	(78)	—	(78)

Increase (decrease) in cash and cash equivalents	16,667	3,018	(1,531)	—	18,154
Cash and cash equivalents, beginning of period	48,590	3,286	8,320	—	60,196

Cash and cash equivalents, end of period	$65,257	$6,304	$6,789	$—	$78,350

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expectations with respect to future cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but rather predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under, Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 28, 2013, in addition to those discussed elsewhere in this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness and our ability to service the indebtedness;

•	our ability to implement our business strategy in a timely and effective manner;

•	competitive factors and pressures;

•	our ability to consummate acquisitions and dispositions on acceptable terms and to integrate acquisitions successfully and to achieve anticipated synergies;

•	global market and economic conditions;

•	levels of customers’ advertising and marketing spending, including as may be impacted by economic factors and general market conditions;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	the seasonality of our businesses;

•	developments in technology and related changes in consumer behavior;

•	the loss of significant customers or customer relationships;

•	Jostens’ reliance on independent sales representatives;

•	our reliance on numerous complex information systems and associated security risks;

•	the amount of capital expenditures required at our businesses;

•	risks associated with doing business outside the United States;

•	the reliance of our businesses on limited production facilities;

•	actions taken by the U.S. Postal Service and changes in postal standards and their effect on our marketing services business, including as such changes may impact competition for our sampling systems;

•	labor disturbances;

•	environmental obligations and liabilities;

•	adverse outcome of pending or threatened litigation;

•	the enforcement of intellectual property rights;

•	the impact of changes in applicable law and regulations, including tax legislation;

•	the application of privacy laws and other related obligations and liabilities for our business;

•	control by our stockholders;

•	changes in market value of the securities held in our pension plans; and

•	our dependence on members of senior management.

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

We sell our products and services to end customers through several different sales channels, including independent sales representatives and dedicated employed sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, the availability of school funding, product and service offerings and quality and price. Visant (formerly known as Jostens IH Corp.) was originally incorporated in Delaware in 2003.

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

Our three reportable segments as of March 29, 2014 consisted of:

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

The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is in part attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate the continued volatility of precious metal costs and the impact on our manufacturing costs, we have entered into purchase commitments for gold which we believe will cover a portion of our needs for gold for the remainder of fiscal 2014.

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

For additional financial and other information about our operating segments, see Note 16, Business Segments, to our condensed consolidated financial statements included elsewhere herein.

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJMBP III completed the Transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade. The Transactions were accounted for as a combination of interests under common control.

As of May 6, 2014, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each held approximately 44.8% of Holdco’s economic interest. As of May 6, 2014, the other co-investors held approximately 8.4% of the voting interest and approximately 9.2% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.2% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

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

There have been no material changes to our critical accounting policies and estimates as described in Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Recently Adopted Accounting Pronouncements

On January 31, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-01 (“ASU 2013-01”), which clarifies the scope of the offsetting disclosure requirements. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. Our adoption of this guidance did not have a material impact on our financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 29, 2014 Compared to the Three Months Ended March 30, 2013

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended March 29, 2014 and March 30, 2013. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Three months ended
In thousands	March 29, 2014	March 30, 2013	$ Change	% Change
Net sales	$243,594	$244,936	$(1,342)	(0.5%)
Cost of products sold	122,021	120,892	1,129	0.9%

Gross profit	121,573	124,044	(2,471)	(2.0%)
% of net sales	49.9%	50.6%

Selling and administrative expenses	97,142	110,097	(12,955)	(11.8%)
% of net sales	39.9%	44.9%

(Gain) loss on disposal of fixed assets	(203)	23	(226)	NM
Special charges	1,747	857	890	NM

Operating income	22,887	13,067	9,820	75.2%
% of net sales	9.4%	5.3%

Interest expense, net	38,795	39,380	(585)	(1.5%)

Loss before income taxes	(15,908)	(26,313)	10,405
Benefit from income taxes	(6,007)	(11,378)	5,371	47.2%

Net loss	$(9,901)	$(14,935)	$5,034	33.7%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated

Statements of Operations and Comprehensive Loss for the three-month periods ended March 29, 2014 and March 30, 2013. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	March 29, 2014	March 30, 2013	$ Change	% Change
Net sales
Scholastic	$139,113	$145,574	$(6,461)	(4.4%)
Memory Book	5,383	5,634	(251)	(4.5%)
Marketing and Publishing Services	99,342	93,892	5,450	5.8%
Inter-segment eliminations	(244)	(164)	(80)	NM

Net sales	$243,594	$244,936	$(1,342)	(0.5%)

Operating income (loss)
Scholastic	$19,631	$20,920	$(1,289)	(6.2%)
Memory Book	(8,967)	(14,662)	5,695	38.8%
Marketing and Publishing Services	12,223	6,809	5,414	79.5%

Operating income	$22,887	$13,067	$9,820	75.2%

Depreciation and amortization
Scholastic	$6,006	$9,554	$(3,548)	(37.1%)
Memory Book	3,190	8,261	(5,071)	(61.4%)
Marketing and Publishing Services	7,613	8,340	(727)	(8.7%)

Depreciation and amortization	$16,809	$26,155	$(9,346)	(35.7%)

NM = Not meaningful

Net Sales. Consolidated net sales decreased $1.3 million, or 0.5%, to $243.6 million for the first fiscal quarter ended March 29, 2014 compared to $244.9 million for the first fiscal quarter ended March 30, 2013.

Net sales for the Scholastic segment were $139.1 million for the first fiscal quarter of 2014 compared to $145.6 million for the first fiscal quarter of 2013. This decrease was primarily attributable to lower volume in our jewelry and announcement products.

Net sales for the Memory Book segment were $5.4 million for the first fiscal quarter of 2014 compared to $5.6 million for the first fiscal quarter of 2013. This slight decrease was primarily attributable to lower volume.

Net sales for the Marketing and Publishing Services segment for the first fiscal quarter of 2014 increased $5.4 million to $99.3 million from $93.9 million for the first fiscal quarter of 2013. This increase included sales attributable to our acquisition of Carestia. Excluding the impact attributable to the acquisition of Carestia, sales decreased slightly compared to the first fiscal quarter of 2013, primarily due to lower revenue in our direct mail operations, offset by higher organic revenues from our base sampling operations and our publishing services operations.

Gross Profit. Consolidated gross profit decreased $2.4 million, or 2.0%, to $121.6 million for the three months ended March 29, 2014 from $124.0 million for the three months ended March 30, 2013. The decrease in gross profit was primarily due to lower overall volume in our Scholastic segment. As a percentage of net sales, gross profit margin for the three months ended March 29, 2014 decreased to 49.9% from 50.6% for the comparative period in 2013. Excluding the impact attributable to our acquisition of Carestia, gross profit margin increased slightly to 50.7% when compared to the prior year comparable period.

Selling and Administrative Expenses. Selling and administrative expenses decreased $13.0 million, or 11.8%, to $97.1 million for the three months ended March 29, 2014 from $110.1 million for the comparative period in 2013. This decrease was primarily due to lower depreciation and amortization expense of approximately $8.7 million in the first fiscal quarter of

2014 compared to the prior year comparable period. Additionally, included in the first fiscal quarter of 2013 was an aggregate $5.9 million of non-recurring employment expense related to certain executive transitions. Excluding the impact of the lower depreciation and amortization and non-recurring employment expense, selling and administrative expenses for the three months ended March 29, 2014 increased approximately $1.7 million compared to the three months ended March 30, 2013, primarily due to non-recurring acquisition related costs.

Special Charges. For the three months ended March 29, 2014, we recorded $0.8 million, $0.5 million and $0.2 million of restructuring costs in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in special charges for the three months ended March 29, 2014 were $0.3 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 63, 22 and two in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

For the three months ended March 30, 2013, we recorded $0.4 million, $0.3 million and $0.2 million of restructuring costs in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were 11, seven and three in the Marketing and Publishing Services, Scholastic and Memory Book segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income increased $9.8 million to $22.9 million for the three months ended March 29, 2014 compared to $13.1 million for the comparable period in 2013. As a percentage of net sales, operating income increased to 9.4% for the first fiscal quarter of 2014 from 5.3% for the same period in 2013.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	March 29, 2014	March 30, 2013	$ Change	% Change
Interest expense	$35,532	$35,815	$(283)	(0.8%)
Amortization of debt discount, premium and deferred financing costs	3,302	3,570	(268)	(7.5%)
Interest income	(39)	(5)	(34)	NM

Interest expense, net	$38,795	$39,380	$(585)	(1.5%)

NM = Not meaningful

Net interest expense decreased $0.6 million to $38.8 million for the three months ended March 29, 2014 compared to $39.4 million for the comparative 2013 period. This decrease in interest expense was primarily due to lower overall borrowings for the three months ended March 29, 2014 as compared to the three months ended March 30, 2013.

Income Taxes. We recorded an income tax benefit for the three months ended March 29, 2014 based on our best estimate of the consolidated effective tax rate applicable for the entire 2014 fiscal year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended March 29, 2014 and March 30, 2013 were 37.8% and 43.2%, respectively. The decrease in tax rate for the first quarter of 2014 compared to the first quarter of 2013 was due primarily to the favorable effect of the domestic manufacturing deduction, which is expected to be available in 2014 because the Company anticipates that the remaining net operating loss from 2011 will be fully utilized in 2014. The first quarter 2014 tax rate was also favorably impacted by adjustments to the estimate for foreign earnings repatriation in 2014 and the recognition in the comparable prior year period of a $0.2 million tax benefit for research and development credits as a result of legislation enacted in the quarter ended March 30, 2013. There were no such credits recognized in the Company’s 2014 estimated annual effective tax rate because the credit lapsed at the end of 2013.

Net Loss. As a result of the aforementioned items, we reported a net loss of $9.9 million for the three months ended March 29, 2014 compared to a net loss of $14.9 million for the three months ended March 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity for the first three months of fiscal 2014 and 2013 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Three months ended
In thousands	March 29, 2014	March 30, 2013
Net cash provided by operating activities	$35,457	$40,286
Net cash used in investing activities	(7,385)	(9,467)
Net cash used in financing activities	(1,266)	(12,587)
Effect of exchange rate changes on cash	66	(78)

Increase in cash and cash equivalents	$26,872	$18,154

For the three months ended March 29, 2014, cash provided by operating activities decreased $4.8 million to $35.5 million compared to $40.3 million for the comparative 2013 period. The decrease in cash provided by operating activities was primarily attributable to the timing of working capital requirements and lower cash earnings.

Net cash used in investing activities for the three months ended March 29, 2014 was $7.4 million compared with $9.5 million for the comparative 2013 period. This decrease was primarily driven by lower expenditures for property, plant and equipment. Our capital expenditures relating to purchases of property, plant and equipment were $7.6 million and $9.4 million for the three months ended March 29, 2014 and March 30, 2013, respectively.

Net cash used in financing activities for the three months ended March 29, 2014 was $1.3 million, compared with $12.6 million for the comparative 2013 period. Net cash used in financing activities for the three months ended March 29, 2014 consisted of $1.3 million of repayments of long-term debt related to equipment financing arrangements and capital lease obligations. Net cash used in financing activities for the three months ended March 30, 2013 included an aggregate payment of $12.0 million on the outstanding Term Loan Credit Facility, inclusive of a voluntary pre-payment of $1.3 million and a payment of $10.7 million under the excess cash flow provisions of the Term Loan Credit Facility, and $0.6 million of repayments of long-term debt related to equipment financing arrangements and capital lease obligations

We use cash generated from operations primarily for debt service obligations and capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on-hand and, if consummated, future financings. Based upon the current level of operations, management expects our cash flows from operations along with availability under the Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt service and retirement obligations and related costs, and capital spending for the foreseeable future. To the extent we make additional acquisitions, we may require additional term loan borrowings under the Credit Facilities or new sources of funding, including additional debt or equity financing or some combination thereof, subject to the limitations of our existing debt instruments.

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

We have substantial debt service requirements and are highly leveraged. As of March 29, 2014, we had total indebtedness of $1,883.6 million, including $1,140.4 million outstanding under the Term Loan Credit Facility, $736.7 million aggregate principal amount of Senior Notes, $6.5 million of outstanding borrowings under capital lease and equipment financing arrangements and exclusive of $11.5 million of standby letters of credit outstanding and $11.0 million of original issue discount related to the Term Loan Credit Facility. Our cash and cash equivalents as of March 29, 2014 totaled $122.9 million. As of March 29, 2014, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $163.5 million of available borrowings (net of standby letters of credit) under the $175.0 million Revolving Credit Facility as of March 29, 2014.

Our liquidity and our ability to fund our capital requirements will depend on the credit markets and our financial condition. The extent of any impact of credit market conditions on our liquidity and ability to fund our capital requirements or to undertake future financings will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. Any refinancing of our debt could be on less favorable terms, including becoming subject to higher interest rates. In addition, the terms of our existing or future debt instruments, including the Credit Facilities and the indenture governing the Senior Notes, may restrict certain of our alternatives. We anticipate that, to the extent additional liquidity is necessary to fund our operations or make acquisitions, it would be funded through additional borrowings under the Credit Facilities, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. The possibility of consummating any such financing will be subject to conditions in the capital markets at such time. We may not be able to obtain this additional liquidity when needed on terms acceptable to us or at all.

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

There were no material changes in our exposure to market risk during the quarter ended March 29, 2014. During the first three months of 2014, the price of gold remained highly volatile. To mitigate the continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover a portion of our needs for the remainder of fiscal 2014. For additional information, refer to the discussion under Part I, Item 1, Note 12, Commitments and Contingencies and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, elsewhere in this report and Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

During the quarter ended March 29, 2014, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither Visant’s nor Holdco’s equity securities are registered pursuant to Section 12 of the Exchange Act. For the first fiscal quarter ended March 29, 2014, neither we nor Holdco issued or sold any equity securities, except that on January 17, 2014 (i) 1,386 shares of Holdco’s Class A Common Stock were issued to a former director of Jostens in connection with his exercise of vested options issued in 2004 prior to their expiration and (ii) 221 shares of Holdco’s Class A Common Stock were issued to Visant’s CEO in connection with his exercise of vested options issued in 2004 prior to their expiration.

ITEM 5.	OTHER INFORMATION

The Company makes the following disclosure that otherwise would be made on a Form 8-K:

On May 9, 2014, the Board of Directors approved a form of indemnification agreement for persons who may serve as directors of the Company and who are not employees of or affiliated with the Sponsors. The form of indemnification agreement is filed as Exhibit 10.2 to this Form 10-Q, and the foregoing is qualified by the terms of such form.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.).

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(1)	By-Laws of Visant Corporation.

3.4(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

10.1	Termination agreement, dated April 17, 2014, terminating the Stock Purchase Agreement by and among Jostens, Inc. American Achievement Group Holding Corp., (“American Achievement”), Visant Corporation, each holder of outstanding equity interests of American Achievement and American Achievement Holdings LLC, in its capacity as Sellers’ Representative.

10.2	Form of Director Indemnification Agreement.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations and Comprehensive Loss (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Visant Corporation’s Form S-4 (File no. 333-120386), filed on November 12, 2004.
(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(3)	Incorporated by reference to Visant Corporation’s Form 10-K, filed on March 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: May 13, 2014	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: May 13, 2014	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)