Form 10-Q
period 2014-06-28
VISANT CORP
filed 2014-08-12
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.
333-120386		90-0207604

VISANT CORPORATION

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

As of August 5, 2014, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
In thousands	2014	2013	2014	2013
Net sales	$444,325	$448,536	$687,919	$693,472
Cost of products sold	185,543	189,614	307,564	310,506

Gross profit	258,782	258,922	380,355	382,966
Selling and administrative expenses	110,612	118,952	207,754	229,049
(Gain) loss on disposal of fixed assets	(144)	4	(347)	27
Special charges	4,253	2,673	6,000	3,530

Operating income	144,061	137,293	166,948	150,360
Interest expense, net	38,644	38,394	77,439	77,774

Income before income taxes	105,417	98,899	89,509	72,586
Provision for income taxes	41,276	42,179	35,269	30,801

Net income	$64,141	$56,720	$54,240	$41,785

Comprehensive income	$64,584	$58,187	$55,299	$43,929

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 28,	December 28,
In thousands, except share amounts	2014	2013
ASSETS
Cash and cash equivalents	$127,744	$96,042
Accounts receivable, net	130,539	108,201
Inventories	69,620	104,349
Salespersons overdrafts, net of allowance of $9,555 and $9,174, respectively	13,108	24,321
Prepaid expenses and other current assets	14,876	18,770
Income tax receivable	1,299	3,462
Deferred income taxes	16,598	21,053

Total current assets	373,784	376,198

Property, plant and equipment	550,468	543,063
Less accumulated depreciation	(371,362)	(353,972)

Property, plant and equipment, net	179,106	189,091
Goodwill	927,203	926,823
Intangibles, net	360,999	367,567
Deferred financing costs, net	28,242	33,118
Deferred income taxes	2,342	2,316
Other assets	14,634	11,162

Total assets	$1,886,310	$1,906,275

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$43,889	$45,867
Accrued employee compensation and related taxes	27,768	35,391
Commissions payable	26,675	10,908
Customer deposits	67,939	169,919
Income taxes payable	30,492	3,310
Current portion of long-term debt and capital leases	3,903	4,778
Interest payable	33,785	33,702
Other accrued liabilities	29,451	29,194

Total current liabilities	263,902	333,069

Long-term debt and capital leases—less current maturities	1,870,382	1,868,147
Deferred income taxes	144,371	147,059
Pension liabilities, net	46,909	51,926
Other noncurrent liabilities	39,270	38,812

Total liabilities	2,364,834	2,439,013

Mezzanine equity	11	11
Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at June 28, 2014 and December 28, 2013	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at June 28, 2014 and December 28, 2013	—	—
Additional paid-in-capital	61,019	60,983
Accumulated deficit	(499,899)	(553,018)
Accumulated other comprehensive loss	(39,655)	(40,714)

Total stockholder’s deficit	(478,535)	(532,749)

Total liabilities, mezzanine equity and stockholder’s deficit	$1,886,310	$1,906,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 28,	June 29,
In thousands	2014	2013
Net income	$54,240	$41,785
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24,420	25,616
Amortization of intangible assets	8,998	26,193
Amortization of debt discount, premium and deferred financing costs	6,690	6,743
Other amortization	153	167
Deferred income taxes	1,142	(3,331)
(Gain) loss on disposal of fixed assets	(347)	27
Stock-based compensation	—	6
Excess tax benefit from share based arrangements	(36)	—
Loss on asset impairments	209	666
Changes in assets and liabilities:
Accounts receivable	(21,892)	(19,009)
Inventories	34,791	27,587
Salespersons overdrafts	8,959	8,949
Prepaid expenses and other current assets	3,024	3,328
Accounts payable and accrued expenses	(9,351)	(15,399)
Customer deposits	(102,075)	(106,360)
Commissions payable	15,757	15,375
Income taxes payable/receivable	29,372	30,931
Interest payable	83	(432)
Other operating activities, net	(4,071)	3,439

Net cash provided by operating activities	50,066	46,281

Purchases of property, plant and equipment	(14,761)	(17,231)
Proceeds from sale of property and equipment	419	70
Acquisition of business, net of cash acquired	(184)	—
Additions to intangibles	(94)	(106)

Net cash used in investing activities	(14,620)	(17,267)

Repayment of long-term debt and capital lease obligations	(2,793)	(14,463)
Proceeds from issuance of long-term debt and capital leases	159	644
Excess tax benefit from share based arrangements	36	—
Distribution to stockholder	(1,121)	—

Net cash used in financing activities	(3,719)	(13,819)

Effect of exchange rate changes on cash and cash equivalents	(25)	(615)

Increase in cash and cash equivalents	31,702	14,580
Cash and cash equivalents, beginning of period	96,042	60,196

Cash and cash equivalents, end of period	$127,744	$74,776

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

As of June 28, 2014, affiliates of KKR and DLJMBP III (collectively, the “Sponsors”) held approximately 49.3% and 41.1%, respectively, of Visant Holding Corp.’s (“Holdco”) voting interest, while each held approximately 44.8% of Holdco’s economic interest. As of June 28, 2014, the other co-investors held approximately 8.4% of the voting interest and approximately 9.2% of the economic interest of Holdco, and members of management held approximately 1.2% of the voting interest and approximately 1.2% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Visant and its subsidiaries are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Visant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014.

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the total net warranty costs on rings was $1.3 million as of each of the three-month periods ended June 28, 2014 and June 29, 2013. The provision for the total net warranty costs on rings was $2.2 million and $2.3 million for the six-month periods ended June 28, 2014 and June 29, 2013, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the Condensed Consolidated Balance Sheets were approximately $0.8 million as of each of June 28, 2014 and December 28, 2013.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $1.6 million and $2.2 million for the quarters ended June 28, 2014 and June 29, 2013, respectively. Advertising expense totaled $2.3 million for the six months ended June 28, 2014 and $4.5 million for the six months ended June 29, 2013.

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

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. Visant recognized total stock-based compensation expense of $0.5 million and $0.2 million for the three months ended June 28, 2014 and June 29, 2013, respectively. Visant recognized total stock-based compensation expense of $0.9 million and $0.1 million for the six months ended June 28, 2014 and June 29, 2013, respectively. Stock-based compensation is included in selling and administrative expenses. Refer to Note 15, Stock-Based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the Condensed Consolidated Balance Sheets as of June 28, 2014 and December 28, 2013, respectively.

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

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”), which requires entities to measure obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption, with early adoption permitted. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

On April 10, 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), which amends the definition of a discontinued operation in ASC 205-20, Discontinued Operations (“ASC 205-20”), and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 limits classification of a discontinued operation to a component or group of components disposed of or classified as held for sale which represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Before these amendments, ASC 205-20 neither required nor prohibited such presentation. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact and disclosure under this guidance on its financial statements.

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB codification. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 for public entities. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance of ASU 2014-09. The Company is currently evaluating the impact and disclosure under this guidance on its financial statements.

On June 19, 2014, the FASB issued Accounting Standards Update 2014-12 (“ASU 2014-12”), which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, with early adoption permitted. All entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of ASU 2014-12) or retrospectively. The Company is currently evaluating the impact and disclosure under this guidance on its financial statements.

3. Restructuring Activity and Other Special Charges

For the three months ended June 28, 2014, the Company recorded $2.2 million and $0.5 million of restructuring costs in the Scholastic and Memory Book segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the three months ended June 28, 2014 were $1.6 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 122 and four in the Scholastic and Memory Book segments, respectively.

For the six-month period ended June 28, 2014, the Company recorded $3.0 million, $0.6 million and $0.5 million of restructuring costs in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the six months ended June 28, 2014 were $1.9 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 185, 22 and six in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

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

Restructuring accruals of $7.5 million as of each of June 28, 2014 and December 28, 2013 are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. These accruals included amounts provided for the termination in July 2013 of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 (the “Multi-Year Marketing and Sponsorship Arrangement”) and severance and related benefits related to reductions in force in each of the Company’s reportable segments.

On a cumulative basis through June 28, 2014, the Company incurred $25.8 million of costs related to the termination of the Multi-Year Marketing and Sponsorship Arrangement and employee severance and related benefit costs related to the 2014, 2013 and 2012 initiatives, which affected an aggregate of 852 employees. The Company had paid $18.3 million in cash related to these initiatives as of June 28, 2014.

Changes in the restructuring accruals during the first six months of fiscal 2014 were as follows:

In thousands	2014 Initiatives	2013 Initiatives	2012 Initiatives	Total
Balance at December 28, 2013	$—	$7,367	$129	$7,496
Restructuring charges	3,661	360	39	4,060
Severance, benefits and other payments	(1,186)	(2,733)	(168)	(4,087)

Balance at June 28, 2014	$2,475	$4,994	$—	$7,469

The majority of the remaining severance and related benefits associated with all of these initiatives are expected to be paid by the end of fiscal 2015 and the costs associated with the termination of the Multi-Year Marketing and Sponsorship Arrangement are expected to be paid by the end of 2016.

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

$22,421

In connection with the purchase accounting related to the acquisition of Carestia, the intangible assets and goodwill approximated $16.6 million and consisted of:

In thousands
Customer relationships	$6,058
Non-compete agreements	262
Trademarks (definite lived)	2,634
Goodwill	7,683

$16,637

5. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (“AOCL”), by component, for the three months ended June 28, 2014 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of March 29, 2014	$(3,021)	$3,837	$(40,914)	$(40,098)
Change in fair value of derivatives, net of tax of $(0.3) million	(519)	—	—	(519)
Change in cumulative translation adjustment	—	102	—	102
Change in pension and other postretirement benefit plans, net of tax of $0.2 million	—	—	358	358
Amounts reclassified from AOCL, net of tax of $0.3 million	502	—	—	502

Balance as of June 28, 2014	$(3,038)	$3,939	$(40,556)	$(39,655)

The changes in AOCL, by component, for the six months ended June 28, 2014 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of December 28, 2013	$(3,371)	$3,929	$(41,272)	$(40,714)
Change in fair value of derivatives, net of tax of $(0.4) million	(670)	—	—	(670)
Change in cumulative translation adjustment	—	10	—	10
Change in pension and other postretirement benefit plans, net of tax of $0.5 million	—	—	716	716
Amounts reclassified from AOCL, net of tax of $0.6 million	1,003	—	—	1,003

Balance as of June 28, 2014	$(3,038)	$3,939	$(40,556)	$(39,655)

6. Accounts Receivable

Net accounts receivable were comprised of the following:

	June 28,	December 28,
In thousands	2014	2013
Trade receivables	$145,196	$119,559
Allowance for doubtful accounts	(4,976)	(5,040)
Allowance for sales returns	(9,681)	(6,318)

Accounts receivable, net	$130,539	$108,201

7. Inventories

Inventories were comprised of the following:

	June 28,	December 28,
In thousands	2014	2013
Raw materials and supplies	$29,582	$36,035
Work-in-process	21,592	40,828
Finished goods	18,446	27,486

Inventories	$69,620	$104,349

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution under which it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. Under these arrangements, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory was $23.7 million and $15.6 million as of each of June 28, 2014 and December 28, 2013, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.2 million as of each of the three-month periods ended June 28, 2014 and June 29, 2013. The consignment fees expensed for the six months ended June 28, 2014 and June 29, 2013 were $0.3 million and $0.5 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to such financial assets and liabilities that are recorded at fair value on a recurring basis, the Company used Level 2 inputs to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of each of June 28, 2014 and December 28, 2013.

As of June 28, 2014, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”), with an aggregate principal amount outstanding of $736.7 million, approximated $698.9 million at such date. As of June 28, 2014, the fair value of the term loan B facility maturing in 2016 (the “Term Loan Credit Facility”), with an aggregate principal amount outstanding of $1,140.4 million, approximated $1,135.4 million at such date.

As of December 28, 2013, the fair value of Visant’s 10.00% Senior Notes with an aggregate principal amount outstanding of $736.7 million, approximated $713.9 million at such date. As of December 28, 2013, the fair value of the Term Loan Credit Facility with an aggregate principal amount outstanding of $1,140.4 million, approximated $1,127.6 million at such date.

Each of the Senior Notes and the Term Loan Credit Facility was classified within Level 2 of the valuation hierarchy as of each of June 28, 2014 and December 28, 2013.

9. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at December 28, 2013	$300,857	$391,178	$234,788	$926,823
Goodwill additions during the period	—	—	450	450
Reduction in goodwill	—	—	—	—
Currency translation	24	—	(94)	(70)

Balance at June 28, 2014	$300,881	$391,178	$235,144	$927,203

Information regarding other intangible assets is as follows:

		June 28, 2014			December 28, 2013
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(330,000)	$—	$330,000	$(330,000)	$—
Internally developed software	2 to 5 years	8,600	(8,600)	—	8,600	(8,600)	—
Patented/unpatented technology	3 to 20 years	15,084	(13,069)	2,015	15,085	(12,820)	2,265
Customer relationships	4 to 15 years	166,005	(77,043)	88,962	165,552	(71,636)	93,916
Trademarks (definite lived)	10 to 20 years	3,140	(393)	2,747	3,228	(241)	2,987
Restrictive covenants	3 to 10 years	42,291	(28,296)	13,995	40,411	(25,292)	15,119

		565,120	(457,401)	107,719	562,876	(448,589)	114,287
Trademarks	Indefinite	253,280	—	253,280	253,280	—	253,280

		$818,400	$(457,401)	$360,999	$816,156	$(448,589)	$367,567

Amortization expense related to other intangible assets was $4.5 million and $13.0 million for the three months ended June 28, 2014 and June 29, 2013, respectively. For the six months ended June 28, 2014 and June 29, 2013, amortization expense related to other intangible assets was $9.0 million and $26.2 million, respectively. During the first six months of fiscal 2013, approximately $11.0 million of fully amortized restrictive covenants were written off.

Based on intangible assets in service as of June 28, 2014, estimated amortization expense for the remainder of fiscal 2014 and each of the five succeeding fiscal years is $8.9 million for the remainder of fiscal 2014, $16.1 million for 2015, $14.0 million for 2016, $10.5 million for 2017, $9.2 million for 2018 and $8.5 million for 2019.

10. Debt

Debt obligations as of June 28, 2014 and December 28, 2013 consisted of the following:

	June 28,	December 28,
In thousands	2014	2013
Senior secured term loan facilities, net of original issue discount of $10.0 million and $11.9 million, Term Loan B, variable rate, 5.25% at June 28, 2014 and December 28, 2013, respectively, with quarterly interest payments, principal due and payable at maturity—December 2016	$1,130,358	$1,128,544
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $36.8 million in April and October, principal due and payable at maturity—October 2017	736,670	736,670

	1,867,028	1,865,214
Equipment financing arrangements	4,823	3,806
Capital lease obligations	2,434	3,905

Total debt	$1,874,285	$1,872,925

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

As of June 28, 2014, the annual interest rate under the Revolving Credit Facility was LIBOR plus 5.25% or an ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.00%)), in each case, with step-downs based on the total leverage ratio. To the extent that the interest rates on the borrowings under the Revolving Credit Facility are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

As of June 28, 2014, there was $20.8 million outstanding in the form of letters of credit, leaving $154.2 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay commitment fees of 0.75% on the unused portion of the Revolving Credit Facility, with a step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its management of interest rate risk. During the three and six months ended June 28, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 28, 2014, the Company had three outstanding interest rate derivatives with an outstanding aggregate notional amount of $500.0 million.

The effective portion of changes in the fair value of derivatives which qualify as and are designated as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of June 28, 2014, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $2.9 million will be reclassified as an increase to interest expense through the second fiscal quarter of 2015.

The fair value of outstanding derivative instruments as of June 28, 2014 and December 28, 2013 was as follows:

Classification in the Consolidated Balance Sheets

In thousands		June 28, 2014	December 28, 2013
Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$2,931	$3,088
Interest rate swaps	Other noncurrent liabilities	1,920	2,294

Total		$4,851	$5,382

The following table summarizes the activity of derivative instruments that qualify for hedge accounting as of December 28, 2013 and June 28, 2014, and the impact of such derivative instruments on accumulated other comprehensive loss for the six months ended June 28, 2014:

In thousands	December 28, 2013	Amount of loss recognized in Accumulated Other Comprehensive Loss on derivatives (effective portion)	Amount of loss reclassified from Accumulated Other Comprehensive Loss to interest expense (effective portion)	June 28, 2014
Interest rate swaps designated as cash flow hedges	$(5,382)	$(1,071)	$1,602	$(4,851)

The following table provides the location in the Company’s financial statements of the recognized gain or loss related to such derivative instruments:

	Three months ended
In thousands	June 28, 2014	June 29, 2013
Interest rate swaps designated as cash flow hedges recognized in interest expense	$801	$881

	Six months ended
In thousands	June 28, 2014	June 29, 2013
Interest rate swaps designated as cash flow hedges recognized in interest expense	$1,602	$1,762

Based on an evaluation of the inputs used, the Company has categorized its derivative instruments to be within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the derivative instruments at the end of the applicable reporting period.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of June 28, 2014 and June 29, 2013, the Company did not have any derivatives outstanding that were not designated as hedges.

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of June 28, 2014, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $5.8 million. As of June 28, 2014, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 28, 2014, it could have been required to settle its obligations under the agreements at their termination value of $5.8 million.

12. Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $14.3 million outstanding as of June 28, 2014 with delivery dates occurring through 2015. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of June 28, 2014, the fair market value of open precious metal forward contracts was $14.7 million based on quoted future prices for each contract.

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

The Company recorded an income tax provision for the six months ended June 28, 2014 based on its best estimate of the consolidated effective tax rate applicable for the entire 2014 fiscal year. After adjustments for jurisdictions for which a current tax benefit is not recorded, the estimated full-year consolidated effective tax rate for fiscal 2014 is 39.5% before taking into account the impact of less than $0.4 million of accruals considered a current period tax benefit. The combined effect of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective rate of tax benefit of 39.4% for the six-month period ended June 28, 2014.

For the comparable six-month period ended June 29, 2013, the effective income tax rate was 42.4%. The decrease in tax rate for the six-month period ended June 28, 2014 compared to the six-month period ended June 29, 2013 was due primarily to the favorable effect of the domestic manufacturing deduction, which is expected to become available to the Company in 2014 because the Company anticipates that the remaining net operating loss from 2011 will be fully utilized during 2014.

For the six-month period ended June 28, 2014, the Company provided net tax and interest accruals for unrecognized tax benefits of approximately $0.1 million. At June 28, 2014, the Company’s unrecognized tax benefit liability totaled $11.3 million, including interest and penalty accruals totaling $3.3 million. At December 28, 2013, the Company’s unrecognized tax benefit liability totaled $11.2 million, including interest and penalty accruals totaling $3.1 million. Substantially all of these liabilities were included in noncurrent liabilities for the respective periods.

Holdco’s income tax filings for 2005 to 2012 are subject to examination in the U.S federal tax jurisdiction. In connection with an examination of Holdco’s income tax filings for 2005 and 2006, the Internal Revenue Service (“IRS”) proposed certain transfer price adjustments with which Holdco disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and the French tax authorities. During 2013, the IRS and French tax authorities agreed to a settlement with respect to transfer price adjustments for the 2005 and 2006 tax periods. The settlement for the 2005 and 2006 tax periods was consistent with the terms of an advance pricing agreement entered into in 2013 between Holdco and the IRS for the tax periods 2007 through 2011. Both agreements were consistent with the Company’s expectations, resulting in only minor adjustments required to be made to the Company’s existing reserves. The U.S. statute of limitations for years 2005 through 2010 remains open with signed waivers. The Company is also subject to examination in certain state jurisdictions for the 2007 to 2012 periods, none of which was individually material. During 2013, the French tax authorities concluded their examination of tax filings for 2010 and 2011 with only minor adjustments. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.4 million.

14. Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit (income) expense for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$332	$280	$—	$1
Interest cost	4,468	4,103	11	10
Expected return on plan assets	(5,907)	(5,489)	—	—
Amortization of prior service cost	—	—	(69)	(69)
Amortization of net actuarial loss	652	1,107	11	13

Net periodic benefit (income) expense	$(455)	$1	$(47)	$(45)

	Pension benefits		Postretirement benefits
	Six months ended		Six months ended
In thousands	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$664	$560	$—	$2
Interest cost	8,935	8,206	22	20
Expected return on plan assets	(11,814)	(10,978)	—	—
Amortization of prior service cost	—	—	(138)	(138)
Amortization of net actuarial loss	1,304	2,214	22	26

Net periodic benefit (income) expense	$(911)	$2	$(94)	$(90)

As of December 28, 2013, the Company estimated that it would be required to make contributions under its qualified pension plans in 2014 in an aggregate amount of $5.3 million. For the six months ended June 28, 2014, the Company contributed $1.6 million, $1.3 million and less than $0.1 million to its qualified pension plans, non-qualified pension plans and postretirement welfare plans, respectively. The payments made during the six months ended June 28, 2014 were consistent with the amounts anticipated by the Company as of December 28, 2013.

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

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Class A Common Stock. Options granted under the 2004 Plan may consist of time vesting options or performance vesting options. The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. Options granted under the 2004 Plan will begin expiring in late 2014. As of June 28, 2014, there were 151,237 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. As of June 28, 2014, there were 236,147 vested options outstanding under the 2004 Plan and no options unvested and subject to future vesting.

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

During the third quarter of 2013, Jostens implemented a long-term phantom share incentive program with certain of Jostens’ key employees (the “Jostens 2013 LTIP”). The grants of phantom shares to the participating employees were made on terms similar to the 2012 LTIP and the April 2013 Special LTIP, provided that, with certain limited exceptions, the shares are subject to vesting based solely on continued employment. The shares vested under the grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested, following the end of fiscal year 2015 (which occurs on January 2, 2016). The awards provide for certain vesting and settlement of the vested award following the occurrence of certain termination of employment events prior to January 2, 2016, as described therein.

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

For the three months ended June 28, 2014 and June 29, 2013, Visant recognized total stock-based compensation expense of $0.5 million and $0.2 million, respectively. For the six months ended June 28, 2014 and June 29, 2013, Visant recognized total stock-based compensation expense of $0.9 million and $0.1 million, respectively. Stock-based compensation is included in selling and administrative expenses.

For the six-month periods ended June 28, 2014 and June 29, 2013, there were no issuances of restricted shares or stock options.

As of June 28, 2014, there was no unrecognized stock-based compensation expense related to restricted shares expected to be recognized.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 28, 2013	241	$41.21
Exercised	(4)	$30.09
Granted	—	$—
Forfeited/expired	—	$—
Cancelled	(1)	$130.45

Outstanding at June 28, 2014	236	$41.10

Vested or expected to vest at June 28, 2014	236	$41.10

Exercisable at June 28, 2014	236	$41.10

The weighted-average remaining contractual life of outstanding options at June 28, 2014 was approximately 0.5 years. As of June 28, 2014, there was no unrecognized stock-based compensation expense related to stock options expected to be recognized.

LTIPs

The following table summarizes the LTIP award activity for the Company:

Units in thousands	2014 Activity
Outstanding at December 28, 2013	132
Granted	14
Forfeited/Expired	—
Settled/Paid	(2)
Cancelled	(17)

Outstanding at June 28, 2014	127

Vested or expected to vest at June 28, 2014	105

As of June 28, 2014, there was $2.7 million of unrecognized stock-based compensation expense related to the long-term incentive plans to be recognized over a weighted-average period of 1.5 years.

16. Business Segments

The Company’s three reportable segments consist of:

•	Scholastic — provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•	Memory Book — provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•	Marketing and Publishing Services — provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems and packaging, primarily for the fragrance, cosmetic and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

The following table presents information of the Company by business segment.

	Three months ended
In thousands	June 28, 2014	June 29, 2013	$ Change	% Change
Net sales
Scholastic	$127,152	$127,149	$3	0.0%
Memory Book	240,241	247,785	(7,544)	(3.0%)
Marketing and Publishing Services	77,179	73,673	3,506	4.8%
Inter-segment eliminations	(247)	(71)	(176)	NM

	$444,325	$448,536	$(4,211)	(0.9%)

Operating income
Scholastic	$23,434	$22,880	$554	2.4%
Memory Book	117,884	112,358	5,526	4.9%
Marketing and Publishing Services	2,743	2,055	688	33.5%

	$144,061	$137,293	$6,768	4.9%

Depreciation and Amortization
Scholastic	$2,882	$6,866	$(3,984)	(58.0%)
Memory Book	6,523	11,156	(4,633)	(41.5%)
Marketing and Publishing Services	7,357	7,799	(442)	(5.7%)

	$16,762	$25,821	$(9,059)	(35.1%)

NM = Not meaningful

	Six months ended
In thousands	June 28, 2014	June 29, 2013	$ Change	% Change
Net sales
Scholastic	$266,265	$272,723	$(6,458)	(2.4%)
Memory Book	245,624	253,419	(7,795)	(3.1%)
Marketing and Publishing Services	176,521	167,565	8,956	5.3%
Inter-segment eliminations	(491)	(235)	(256)	NM

	$687,919	$693,472	$(5,553)	(0.8%)

Operating income
Scholastic	$43,065	$43,800	$(735)	(1.7%)
Memory Book	108,917	97,696	11,221	11.5%
Marketing and Publishing Services	14,966	8,864	6,102	68.8%

	$166,948	$150,360	$16,588	11.0%

Depreciation and Amortization
Scholastic	$8,888	$16,420	$(7,532)	(45.9%)
Memory Book	9,713	19,417	(9,704)	(50.0%)
Marketing and Publishing Services	14,970	16,139	(1,169)	(7.2%)

	$33,571	$51,976	$(18,405)	(35.4%)

NM = Not meaningful

17. Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $1.0 million and $0.9 million for the three-month periods ended June 28, 2014 and June 29, 2013, respectively. The Company incurred advisory fees from the Sponsors of $2.0 million and $1.8 million for the six-month periods ended June 28, 2014 and June 29, 2013, respectively. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. The Company has retained KKR Capstone from time to time to provide certain of its businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred less than $0.1 million of charges during the three months ended June 28, 2014 and did not incur any charges during the three months ended June 29, 2013 for services provided by KKR Capstone. The Company incurred $0.1 million of charges during the six months ended June 28, 2014 and did not incur any charges during the six months ended June 29, 2013 for services provided by KKR Capstone. Capstone Equity Investors LLC has an ownership interest in Holdco.

Certain of the lenders under the Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

Affiliates of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC act as lenders and/or as agents under the Credit Facilities and were initial purchasers of the Senior Notes, for which they received and will receive customary fees and expenses and are indemnified by the Company against certain liabilities. KKR Capital Markets LLC is an affiliate of one of the Sponsors. Until March 31, 2014, Credit Suisse Securities (USA) LLC was an affiliate of one of the Company’s Sponsors.

The Company is party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which the Company avails itself of the terms and conditions of the CoreTrust purchasing organization for certain purchases, including its prescription drug benefit program. KKR Capstone is party to an agreement with CoreTrust which permits certain KKR portfolio companies, including Visant, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by the Company and other parties, and CoreTrust shares a portion of such fees with KKR Capstone.

The Company has participated in providing integrated marketing programs with an affiliate of First Data Corporation, a company which is owned and controlled by affiliates of KKR. This collaborative arrangement was terminated during the quarter ended September 29, 2012, subject to certain residual revenue received during 2013. There was no such revenue for the three- and six- month periods ended June 28, 2014.

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

Included in the presentation of “Equity (earnings) in subsidiary, net of tax” is the elimination of intercompany interest expense incurred by the guarantors in the amount of $32.8 million as of each of the three-month periods ended June 28, 2014 and June 29, 2013. The elimination of intercompany interest expense incurred by the guarantors was $66.0 million and $66.2 million for the six-month periods ended June 28, 2014 and June 29, 2013, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Three months ended June 28, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$418,201	$32,687	$(6,563)	$444,325
Cost of products sold	—	170,195	21,928	(6,580)	185,543

Gross profit	—	248,006	10,759	17	258,782
Selling and administrative expenses	2,332	101,546	6,734	—	110,612
Gain on disposal of assets	—	(144)	—	—	(144)
Special charges	—	4,099	154	—	4,253

Operating (loss) income	(2,332)	142,505	3,871	17	144,061
Interest expense, net	38,244	33,009	226	(32,835)	38,644

(Loss) income before income taxes	(40,576)	109,496	3,645	32,852	105,417
(Benefit from) provision for income taxes	(2,483)	42,545	1,205	9	41,276

(Loss) income from operations	(38,093)	66,951	2,440	32,843	64,141
Earnings in subsidiary, net of tax	(102,234)	(2,440)	—	104,674	—

Net income	$64,141	$69,391	$2,440	$(71,831)	$64,141

Comprehensive income	$64,584	$69,749	$2,542	$(72,291)	$64,584

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Three months ended June 29, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$430,634	$23,703	$(5,801)	$448,536
Cost of products sold	—	183,196	12,227	(5,809)	189,614

Gross profit	—	247,438	11,476	8	258,922
Selling and administrative expenses	728	110,796	7,428	—	118,952
Loss on disposal of assets	—	4	—	—	4
Special charges	—	2,673	—	—	2,673

Operating (loss) income	(728)	133,965	4,048	8	137,293
Interest expense, net	37,914	33,167	64	(32,751)	38,394

(Loss) income before income taxes	(38,642)	100,798	3,984	32,759	98,899
Provision for income taxes	2,529	38,338	1,308	4	42,179

(Loss) income from operations	(41,171)	62,460	2,676	32,755	56,720
Earnings in subsidiary, net of tax	(97,891)	(2,676)	—	100,567	—

Net income	$56,720	$65,136	$2,676	$(67,812)	$56,720

Comprehensive income	$58,187	$65,771	$2,146	$(67,917)	$58,187

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Six months ended June 28, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$637,077	$60,695	$(9,853)	$687,919
Cost of products sold	—	274,715	42,936	(10,087)	307,564

Gross profit	—	362,362	17,759	234	380,355
Selling and administrative expenses	(180)	195,702	12,232	—	207,754
Gain on disposal of assets	—	(347)	—	—	(347)
Special charges	—	5,373	627	—	6,000

Operating income	180	161,634	4,900	234	166,948
Interest expense, net	76,672	66,373	420	(66,026)	77,439

(Loss) income before income taxes	(76,492)	95,261	4,480	66,260	89,509
(Benefit from) provision for income taxes	(1,882)	35,412	1,647	92	35,269

(Loss) income from operations	(74,610)	59,849	2,833	66,168	54,240
Earnings in subsidiary, net of tax	(128,850)	(2,833)	—	131,683	—

Net income	$54,240	$62,682	$2,833	$(65,515)	$54,240

Comprehensive income	$55,299	$63,398	$2,843	$(66,241)	$55,299

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Six months ended June 29, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$657,958	$46,113	$(10,599)	$693,472
Cost of products sold	—	295,401	25,882	(10,777)	310,506

Gross profit	—	362,557	20,231	178	382,966
Selling and administrative expenses	(252)	214,018	15,283	—	229,049
Loss on disposal of assets	—	27	—	—	27
Special charges	—	3,530	—	—	3,530

Operating income	252	144,982	4,948	178	150,360
Interest expense, net	76,759	67,091	97	(66,173)	77,774

(Loss) income before income taxes	(76,507)	77,891	4,851	66,351	72,586
Provision for income taxes	1,233	27,727	1,771	70	30,801

(Loss) income from operations	(77,740)	50,164	3,080	66,281	41,785
Earnings in subsidiary, net of tax	(119,525)	(3,080)	—	122,605	—

Net income	$41,785	$53,244	$3,080	$(56,324)	$41,785

Comprehensive income	$43,929	$54,513	$2,119	$(56,632)	$43,929

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

June 28, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$115,272	$3,160	$9,312	$—	$127,744
Accounts receivable, net	1,665	107,929	20,945	—	130,539
Inventories	—	63,568	6,301	(249)	69,620
Salespersons overdrafts, net	—	12,105	1,003	—	13,108
Prepaid expenses and other current assets	924	11,410	2,542	—	14,876
Income tax receivable	—	—	1,299	—	1,299
Intercompany receivable	20,509	3,680	29	(24,218)	—
Deferred income taxes	2,039	14,254	305	—	16,598

Total current assets	140,409	216,106	41,736	(24,467)	373,784
Property, plant and equipment, net	62	169,926	9,118	—	179,106
Goodwill	—	894,787	32,416	—	927,203
Intangibles, net	—	342,938	18,061	—	360,999
Deferred financing costs, net	28,242	—	—	—	28,242
Deferred income taxes	—	—	2,342	—	2,342
Intercompany receivable	506,574	100,593	57,734	(664,901)	—
Other assets	1,212	12,660	762	—	14,634
Investment in subsidiaries	865,640	109,848	—	(975,488)	—

	$1,542,139	$1,846,858	$162,169	$(1,664,856)	$1,886,310

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$3,291	$31,427	$9,170	$1	$43,889
Accrued employee compensation and related taxes	5,287	18,023	4,458	—	27,768
Commissions payable	—	26,238	437	—	26,675
Customer deposits	—	62,134	5,805	—	67,939
Income taxes payable	(8,872)	39,432	28	(96)	30,492
Current portion of long-term debt and capital leases	10	3,502	391	—	3,903
Interest payable	33,726	59	—	—	33,785
Intercompany payable	—	14,738	9,481	(24,219)	—
Other accrued liabilities	3,312	24,034	2,105	—	29,451

Total current liabilities	36,754	219,587	31,875	(24,314)	263,902
Long-term debt and capital leases—less current maturities	1,867,038	2,928	416	—	1,870,382
Intercompany payable	85,393	564,461	15,200	(665,054)	—
Deferred income taxes	1,802	138,786	3,783	—	144,371
Pension liabilities, net	15,490	31,419	—	—	46,909
Other noncurrent liabilities	14,186	24,037	1,047	—	39,270

Total liabilities	2,020,663	981,218	52,321	(689,368)	2,364,834
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(478,535)	865,640	109,848	(975,488)	(478,535)

	$1,542,139	$1,846,858	$162,169	$(1,664,856)	$1,886,310

CONDENSED CONSOLIDATING BALANCE SHEET

December 28, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$83,633	$2,695	$9,714	$—	$96,042
Accounts receivable, net	1,070	88,352	18,779	—	108,201
Inventories	—	97,871	6,961	(483)	104,349
Salespersons overdrafts, net	—	23,036	1,285	—	24,321
Prepaid expenses and other current assets	857	16,015	1,898	—	18,770
Income tax receivable	2,148	—	1,314	—	3,462
Intercompany receivable	6,487	3,665	8	(10,160)	—
Deferred income taxes	6,526	14,220	307	—	21,053

Total current assets	100,721	245,854	40,266	(10,643)	376,198
Property, plant and equipment, net	77	179,103	9,911	—	189,091
Goodwill	—	894,787	32,036	—	926,823
Intangibles, net	—	348,976	18,591	—	367,567
Deferred financing costs, net	33,118	—	—	—	33,118
Deferred income taxes	—	—	2,316	—	2,316
Intercompany receivable	519,772	55,526	57,972	(633,270)	—
Other assets	1,211	9,476	475	—	11,162
Investment in subsidiaries	802,242	107,005	—	(909,247)	—

	$1,457,141	$1,840,727	$161,567	$(1,553,160)	$1,906,275

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$6,185	$31,874	$7,810	$(2)	$45,867
Accrued employee compensation and related taxes	7,929	21,516	5,946	—	35,391
Commissions payable	—	163,205	6,714	—	169,919
Customer deposits	—	10,390	518	—	10,908
Income taxes payable	(892)	3,183	1,207	(188)	3,310
Current portion of long-term debt and capital leases	33,616	86	—	—	33,702
Interest payable	10	4,395	373	—	4,778
Intercompany payable	73	1,195	8,890	(10,158)	—
Other accrued liabilities	3,003	23,741	2,450	—	29,194

Total current liabilities	49,924	259,585	33,908	(10,348)	333,069
Long-term debt and capital leases—less current maturities	1,865,229	2,359	559	—	1,868,147
Intercompany payable	40,461	577,904	15,200	(633,565)	—
Deferred income taxes	2,714	140,192	4,153	—	147,059
Pension liabilities, net	17,046	34,880	—	—	51,926
Other noncurrent liabilities	14,505	23,565	742	—	38,812

Total liabilities	1,989,879	1,038,485	54,562	(643,913)	2,439,013
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(532,749)	802,242	107,005	(909,247)	(532,749)

	$1,457,141	$1,840,727	$161,567	$(1,553,160)	$1,906,275

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 28, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$54,240	$62,682	$2,833	$(65,515)	$54,240
Other cash (used in) provided by operating activities	(72,155)	5,220	(2,754)	65,515	(4,174)

Net cash (used in) provided by operating activities	(17,915)	67,902	79	—	50,066
Purchases of property, plant and equipment	—	(14,675)	(86)	—	(14,761)
Additions to intangibles	—	(94)	—	—	(94)
Proceeds from sale of property and equipment	—	419	—	—	419
Intercompany payable (receivable)	5,575	(45,068)	—	39,493	—
Acquisition of business, net of cash acquired	—	—	(184)	—	(184)

Net cash provided by (used in) investing activities	5,575	(59,418)	(270)	39,493	(14,620)
Repayments of long-term debt and capital leases	(4)	(2,603)	(186)	—	(2,793)
Proceeds from issuance of long-term debt	—	159	—	—	159
Intercompany payable (receivable)	45,068	(5,575)	—	(39,493)	—
Excess tax benefit from share based arrangements	36	—	—	—	36
Distribution to shareholder	(1,121)	—	—	—	(1,121)

Net cash provided by (used in) financing activities	43,979	(8,019)	(186)	(39,493)	(3,719)
Effect of exchange rate changes on cash and cash equivalents	—	—	(25)	—	(25)

Increase (decrease) in cash and cash equivalents	31,639	465	(402)	—	31,702
Cash and cash equivalents, beginning of period	83,633	2,695	9,714	—	96,042

Cash and cash equivalents, end of period	$115,272	$3,160	$9,312	$—	$127,744

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 29, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$41,785	$53,244	$3,080	$(56,324)	$41,785
Other cash (used in) provided by operating activities	(63,112)	11,441	(154)	56,321	4,496

Net cash (used in) provided by operating activities	(21,327)	64,685	2,926	(3)	46,281
Purchases of property, plant and equipment	(60)	(15,661)	(1,510)	—	(17,231)
Additions to intangibles	—	(106)	—	—	(106)
Proceeds from sale of property and equipment	—	70	—	—	70
Other investing activities, net	—	(1,005)	1,005	—	—

Net cash used in investing activities	(60)	(16,702)	(505)	—	(17,267)
Repayments of long-term debt and capital leases	(12,002)	(2,397)	(64)	—	(14,463)
Proceeds from issuance of long-term debt	—	644	—	—	644
Intercompany payable (receivable)	29,733	(49,486)	19,750	3	—

Net cash provided by (used in) financing activities	17,731	(51,239)	19,686	3	(13,819)
Effect of exchange rate changes on cash and cash equivalents	—	—	(615)	—	(615)

(Decrease) increase in cash and cash equivalents	(3,656)	(3,256)	21,492	—	14,580
Cash and cash equivalents, beginning of period	48,590	3,286	8,320	—	60,196

Cash and cash equivalents, end of period	$44,934	$30	$29,812	$—	$74,776

19. Subsequent Events

On July 15, 2014, the Company announced that it had sold substantially all of the assets of its The Lehigh Press LLC (“Lehigh”) subsidiary for $22.0 million. The Company applied the net proceeds from the sale to repayment of outstanding indebtedness under the Term Loan Credit Facility. As a result of the transaction Lehigh’s obligation to make contributions under a multi-employer pension plan ceased, triggering an obligation by Lehigh to pay a withdrawal liability under the plan. The amount and terms of payment have not been determined at this time.

On July 25, 2014, the Company announced that it had entered into a definitive agreement with OCM Luxembourg Ileos Holdings S.à.r.l. and Tripolis Holdings S.à.r.l. to combine their respective Arcade Marketing and Bioplan businesses, to form a new strategic venture (the “Arcade Transaction”). The Arcade Transaction, which is subject to customary closing conditions and regulatory review, is expected to close by the beginning of the fourth quarter 2014. The Company expects to receive cash proceeds of approximately $325.0 million, which it intends to use for repayment of its outstanding indebtedness.

Also, on July 25, 2014, the Company announced that in connection with its expected delevering as a result of the proposed Arcade Transaction and in order to extend the current maturities of its senior secured credit facilities, it was launching a process to refinance its senior secured facilities, including its existing senior term loan and revolving credit facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expectations with respect to future cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but rather predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. Actual results may differ materially from current expectations depending upon a number of factors affecting our businesses and the risks associated with the successful execution of the proposed Arcade Transaction and the proposed refinancing of our senior secured credit facilities. These factors include, without limitation, successful completion of the proposed transactions in the time period anticipated or at all, which is dependent on the parties’ ability to satisfy certain closing conditions, and the ability to implement the refinancing in the time period anticipated or at all and on favorable terms, and, those identified under, Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 28, 2013, in addition to those discussed elsewhere in this report.

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

We have demonstrated our ability over the last nine years since our inception to execute acquisitions and dispositions that have allowed us to complement and expand our core capabilities, accelerate into market segment adjacencies, as well as enabled us to divest non-core businesses and deleverage. We anticipate that we will continue to pursue this strategy of consummating complementary acquisitions to support expansion of our product offerings and services, including to address marketplace dynamics, developments in technology and changing consumer behaviors, broaden our geographic reach and capture opportunities for synergies, as well as availing ourselves of strategic opportunities and market conditions for transacting businesses in the Visant portfolio.

Recent Developments

On July 15, 2014, we announced that we had sold substantially all of the assets of our The Lehigh Press LLC (“Lehigh”) subsidiary for $22.0 million. We applied the net proceeds from the sale to repayment of outstanding indebtedness under the Term Loan Credit Facility. As a result of the transaction Lehigh’s obligation to make contributions under a multi-employer pension plan ceased, triggering an obligation by Lehigh to pay a withdrawal liability under the plan. The amount and terms of payment have not been determined at this time.

On July 25, 2014, we announced that we had entered into a definitive agreement to combine our Arcade Marketing business with the Bioplan business of OCM Luxembourg Ileos Holdings S.à.r.l. to form a new strategic venture (the “Arcade Transaction”). The Arcade Transaction, which is subject to customary closing conditions and regulatory review, is expected to close by the beginning of the fourth quarter 2014. We expect to receive cash proceeds of approximately $325.0 million, which we intend to use for repayment of our outstanding indebtedness.

Also on July 25, 2014, we announced that in connection with the expected delevering as a result of the proposed Arcade Transaction and in order to extend the current maturities of our senior secured credit facilities, we were launching a process to refinance our senior secured facilities, including our existing senior term loan and revolving credit facilities.

Our Segments

Our three reportable segments as of June 28, 2014 consisted of:

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

The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is in part attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate any continued volatility of precious metal costs and the impact on our manufacturing costs, we have entered into purchase commitments for gold which we believe will cover our needs for gold for the remainder of fiscal 2014 and a portion of 2015.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. The continued cautious consumer spending environment also contributes to more constrained levels of spending on purchases in our Memory Book and Scholastic segments made directly by the student and parent. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect orders being placed by our Publishing Services customers and volume in our elementary/high school publishing services products and services. Trade book publishing has been impacted by the shift towards digital books, which has negatively impacted our publishing services business in terms of fewer printed copies of books as well as shorter print runs. However, we believe that this trend has stabilized over the last 12 months. To address changes in technology, consumer behavior and user preferences, we have continued to diversify, expand and improve our product and service offerings and the manner in which we sell our products and services, including through improved e-commerce tools.

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

As of August 5, 2014, affiliates of KKR and DLJMBP III held approximately 49.3% and 41.1%, respectively, of Holdco’s voting interest, while each held approximately 44.8% of Holdco’s economic interest. As of August 5, 2014, the other co-investors held approximately 8.4% of the voting interest and approximately 9.1% of the economic interest of Holdco, and members of management held approximately 1.2% of the voting interest and approximately 1.3% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

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

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”), which requires entities to measure obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption, with early adoption permitted. Our adoption of this guidance did not have a material impact on our financial statements.

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

On April 10, 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), which amends the definition of a discontinued operation in ASC 205-20, Discontinued Operations (“ASC 205-20”), and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 limits classification of a discontinued operation to a component or group of components disposed of or classified as held for sale which represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Before these amendments, ASC 205-20 neither required nor prohibited such presentation. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. We are currently evaluating the impact and disclosure under this guidance on our financial statements.

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB codification. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 for public entities. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance of ASU 2014-09. We are currently evaluating the impact and disclosure under this guidance on our financial statements.

On June 19, 2014, the FASB issued Accounting Standards Update 2014-12 (“ASU 2014-12”), which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, with early adoption permitted. All entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of ASU 2014-12) or retrospectively. We are currently evaluating the impact and disclosure under this guidance on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 28, 2014 Compared to the Three Months Ended June 29, 2013

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended June 28, 2014 and June 29, 2013. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Three months ended
	June 28,	June 29,
In thousands	2014	2013	$ Change	% Change
Net sales	$444,325	$448,536	$(4,211)	(0.9%)
Cost of products sold	185,543	189,614	(4,071)	(2.1%)

Gross profit	258,782	258,922	(140)	(0.1%)
% of net sales	58.2%	57.7%
Selling and administrative expenses	110,612	118,952	(8,340)	(7.0%)
% of net sales	24.9%	26.5%
(Gain) loss on disposal of fixed assets	(144)	4	(148)	NM
Special charges	4,253	2,673	1,580	NM

Operating income	144,061	137,293	6,768	4.9%
% of net sales	32.4%	30.6%
Interest expense, net	38,644	38,394	250	0.7%

Income before income taxes	105,417	98,899	6,518
Provision for income taxes	41,276	42,179	(903)	(2.1%)

Net income	$64,141	$56,720	$7,421	13.1%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended June 28, 2014 and June 29, 2013. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
	June 28,	June 29,
In thousands	2014	2013	$ Change	% Change
Net sales
Scholastic	$127,152	$127,149	$3	0.0%
Memory Book	240,241	247,785	(7,544)	(3.0%)
Marketing and Publishing Services	77,179	73,673	3,506	4.8%
Inter-segment eliminations	(247)	(71)	(176)	NM

Net sales	$444,325	$448,536	$(4,211)	(0.9%)

Operating income
Scholastic	$23,434	$22,880	$554	2.4%
Memory Book	117,884	112,358	5,526	4.9%
Marketing and Publishing Services	2,743	2,055	688	33.5%

Operating income	$144,061	$137,293	$6,768	4.9%

Depreciation and amortization
Scholastic	$2,882	$6,866	$(3,984)	(58.0%)
Memory Book	6,523	11,156	(4,633)	(41.5%)
Marketing and Publishing Services	7,357	7,799	(442)	(5.7%)

Depreciation and amortization	$16,762	$25,821	$(9,059)	(35.1%)

NM = Not meaningful

Net Sales. Consolidated net sales decreased $4.2 million, or 0.9%, to $444.3 million for the second fiscal quarter ended June 28, 2014 compared to $448.5 million for the second fiscal quarter ended June 29, 2013.

Net sales for the Scholastic segment were $127.2 million for the second fiscal quarter of 2014 compared to $127.1 million for the second fiscal quarter of 2013. This slight increase was primarily attributable to higher revenue from our professional championship products offset by lower volume in our base jewelry and announcement products.

Net sales for the Memory Book segment were $240.2 million for the second fiscal quarter of 2014 compared to $247.8 million for the second fiscal quarter of 2013. This decrease was primarily attributable to lower volume. Approximately $2.0 million of sales in the quarter was due to a shift in the timing of shipments from July 2014 into the second quarter of 2014.

Net sales for the Marketing and Publishing Services segment for the second fiscal quarter of 2014 increased $3.5 million to $77.2 million from $73.7 million for the second fiscal quarter of 2013. This increase included sales attributable to the Company’s acquisition of SAS Carestia (“Carestia”), a leader in fragrance sampling in Europe, which closed on July 1, 2013. Excluding the impact attributable to the acquisition of Carestia, sales decreased compared to the second fiscal quarter of 2013, primarily due to lower revenue in our direct mail operations, offset by higher revenues from our international base sampling operations.

Gross Profit. Consolidated gross profit decreased $0.1 million, or 0.1%, to $258.8 million for the three months ended June 28, 2014 from $258.9 million for the three months ended June 29, 2013. As a percentage of net sales, gross profit margin for the three months ended June 28, 2014 increased to 58.2% from 57.7% for the comparative period in 2013 primarily due to the impact of cost saving initiatives and other manufacturing efficiencies in the Memory Book segment.

Selling and Administrative Expenses. Selling and administrative expenses decreased $8.4 million, or 7.0%, to $110.6 million for the three months ended June 28, 2014 from $119.0 million for the comparative period in 2013. This decrease was primarily due to lower depreciation and amortization expense of approximately $8.4 million in the second fiscal quarter of 2014 compared to the prior year comparable period. Excluding the impact of the lower depreciation and amortization, selling and administrative expenses for the three months ended June 28, 2014 were $119.0 million, unchanged as compared to the three months ended June 29, 2013.

Special Charges. For the three months ended June 28, 2014, we recorded $2.2 million and $0.5 million of restructuring costs in the Scholastic and Memory Book segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the three months ended June 28, 2014 were $1.6 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 122 and four in the Scholastic and Memory Book segments, respectively.

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

Operating Income. As a result of the foregoing, consolidated operating income increased $6.8 million to $144.1 million for the three months ended June 28, 2014 compared to $137.3 million for the comparable period in 2013. As a percentage of net sales, operating income increased to 32.4% for the second fiscal quarter of 2014 from 30.6% for the same period in 2013.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
	June 28,	June 29,
In thousands	2014	2013	$ Change	% Change
Interest expense	$35,285	$35,250	$35	0.1%
Amortization of debt discount, premium and deferred financing costs	3,388	3,173	215	6.8%
Interest income	(29)	(29)	—	NM

Interest expense, net	$38,644	$38,394	$250	0.7%

NM = Not meaningful

Net interest expense increased $0.2 million to $38.6 million for the three months ended June 28, 2014 compared to $38.4 million for the comparative 2013 period. This slight increase in interest expense was primarily due to higher non-cash amortization for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013.

Income Taxes. We recorded an income tax provision for the three months ended June 28, 2014 based on our best estimate of the consolidated effective tax rate applicable for the entire 2014 fiscal year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended June 28, 2014 and June 29, 2013 were 39.2% and 42.6%, respectively. The decrease in tax rate for the second quarter of 2014 compared to the second quarter of 2013 was due primarily to the favorable effect of the domestic manufacturing deduction, which is expected to become available to the Company in 2014 because the Company anticipates that the remaining net operating loss from 2011 will be fully utilized during 2014.

Net Income. As a result of the aforementioned items, we reported net income of $64.1 million for the three months ended June 28, 2014 compared to net income of $56.7 million for the three months ended June 29, 2013.

Six Months Ended June 28, 2014 Compared to the Six Months Ended June 29, 2013

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the six-month periods ended June 28, 2014 and June 29, 2013. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Six months ended
	June 28,	June 29,
In thousands	2014	2013	$ Change	% Change
Net sales	$687,919	$693,472	$(5,553)	(0.8%)
Cost of products sold	307,564	310,506	(2,942)	(0.9%)

Gross profit	380,355	382,966	(2,611)	(0.7%)
% of net sales	55.3%	55.2%
Selling and administrative expenses	207,754	229,049	(21,295)	(9.3%)
% of net sales	30.2%	33.0%
(Gain) loss on disposal of fixed assets	(347)	27	(374)	NM
Special charges	6,000	3,530	2,470	NM

Operating income	166,948	150,360	16,588	11.0%
% of net sales	24.3%	21.7%
Interest expense, net	77,439	77,774	(335)	(0.4%)

Income before income taxes	89,509	72,586	16,923	23.3%
Provision for income taxes	35,269	30,801	4,468	14.5%

Net income	$54,240	$41,785	$12,455	29.8%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the six-month periods ended June 28, 2014 and June 29, 2013. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Six months ended
	June 28,	June 29,
In thousands	2014	2013	$ Change	% Change
Net sales
Scholastic	$266,265	$272,723	$(6,458)	(2.4%)
Memory Book	245,624	253,419	(7,795)	(3.1%)
Marketing and Publishing Services	176,521	167,565	8,956	5.3%
Inter-segment eliminations	(491)	(235)	(256)	NM

Net sales	$687,919	$693,472	$(5,553)	(0.8%)

Operating income
Scholastic	$43,065	$43,800	$(735)	(1.7%)
Memory Book	108,917	97,696	11,221	11.5%
Marketing and Publishing Services	14,966	8,864	6,102	68.8%

Operating income	$166,948	$150,360	$16,588	11.0%

Depreciation and amortization
Scholastic	$8,888	$16,420	$(7,532)	(45.9%)
Memory Book	9,713	19,417	(9,704)	(50.0%)
Marketing and Publishing Services	14,970	16,139	(1,169)	(7.2%)

Depreciation and amortization	$33,571	$51,976	$(18,405)	(35.4%)

NM = Not meaningful

Net Sales. Consolidated net sales decreased $5.6 million, or 0.8%, to $687.9 million for the six months ended June 28, 2014 compared to $693.5 million for the prior year comparable period.

Net sales for the Scholastic segment for the six months ended June 28, 2014 decreased by $6.4 million to $266.3 million compared to $272.7 million for the six months ended June 29, 2013. This decrease was primarily attributable to lower volume in our base jewelry and announcement products.

Net sales for the Memory Book segment were $245.6 million for the six-month period ended June 28, 2014 compared to $253.4 million for the six-month period ended June 29, 2013. This decrease was primarily attributable to lower volume.

Net sales for the Marketing and Publishing Services segment increased to $176.5 million for the first six months of fiscal 2014 compared to $167.6 million during the first six months of fiscal 2013. Excluding the impact attributable to the acquisition of Carestia, sales decreased approximately $2.6 million compared to the six months ended June 29, 2013, primarily due to lower revenue in our direct mail operations, partially offset by higher revenues from our sampling and publishing services operations.

Gross Profit. Consolidated gross profit decreased $2.6 million, or 0.7%, to $380.4 million for the six months ended June 28, 2014 from $383.0 million for the six-month period ended June 29, 2013. This decrease was primarily due to lower sales volumes in our Scholastic segment. As a percentage of net sales, gross profit margin increased slightly to 55.3% for the six months ended June 28, 2014 from 55.2% for the comparative period in 2013.

Selling and Administrative Expenses. Selling and administrative expenses decreased $21.2 million, or 9.3%, to $207.8 million for the six months ended June 28, 2014 from $229.0 million for the corresponding period in 2013. This decrease was primarily due to lower depreciation and amortization expense of approximately $17.1 million for the six months ended June 28, 2014 compared to the prior year comparable period. Additionally, included in the first half of 2013 was an aggregate $6.3 million of non-recurring employment expense related to certain executive transitions. Excluding the impact of the lower depreciation and amortization and non-recurring employment expense, selling and administrative expenses for the six months ended June 28, 2014 increased approximately $2.1 million compared to the six months ended June 29, 2013, primarily due to non-recurring acquisition related costs.

Special Charges. During the six-month period ended June 28, 2014, we recorded $3.0 million, $0.6 million and $0.5 million of restructuring costs in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the six months ended June 28, 2014 were $1.9 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 185, 22 and six in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

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

Operating Income. As a result of the foregoing, consolidated operating income increased $16.5 million to $166.9 million for the six months ended June 28, 2014 compared to $150.4 million for the comparable period in 2013. As a percentage of net sales, operating income was 24.3% and 21.7% for the six-month periods ended June 28, 2014 and June 29, 2013, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

	Six months ended
	June 28,	June 29,
In thousands	2014	2013	$ Change	% Change
Interest expense	$70,817	$71,065	$(248)	(0.3%)
Amortization of debt discount, premium and deferred financing costs	6,690	6,743	(53)	(0.8%)
Interest income	(68)	(34)	(34)	NM

Interest expense, net	$77,439	$77,774	$(335)	(0.4%)

NM = Not meaningful

Net interest expense decreased $0.4 million to $77.4 million for the six months ended June 28, 2014 compared to $77.8 million for the comparative prior year period. This decrease in interest expense was primarily due to lower overall borrowings in the six months ended June 28, 2014 compared to the six months ended June 29, 2013.

Income Taxes. We recorded an income tax provision for the six months ended June 28, 2014 based on our best estimate of the consolidated effective tax rate applicable for the entire 2014 fiscal year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the six months ended June 28, 2014 and June 29, 2013 were 39.4% and 42.4%, respectively. The decrease in the tax rate for the six-month period ended June 28, 2014 was due primarily to the favorable effect of the domestic manufacturing deduction, which is expected to become available to the Company in 2014 because the Company anticipates that the remaining net operating loss from 2011 will be fully utilized during 2014.

Net Income. As a result of the above, net income increased $12.4 million to $54.2 million for the six months ended June 28, 2014 compared to net income of $41.8 million for the six months ended June 29, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity for the first six months of fiscal 2014 and 2013 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Six months ended
	June 28,	June 29,
In thousands	2014	2013
Net cash provided by operating activities	$50,066	$46,281
Net cash used in investing activities	(14,620)	(17,267)
Net cash used in financing activities	(3,719)	(13,819)
Effect of exchange rate changes on cash	(25)	(615)

Increase in cash and cash equivalents	$31,702	$14,580

For the six months ended June 28, 2014, cash provided by operating activities increased $3.8 million to $50.1 million compared to $46.3 million for the comparative 2013 period. The increase in cash provided by operating activities was primarily attributable to the timing of working capital requirements partially offset by lower cash earnings.

Net cash used in investing activities for the six months ended June 28, 2014 was $14.6 million compared with $17.3 million for the comparative 2013 period. This decrease was primarily driven by lower expenditures for property, plant and equipment. Our capital expenditures relating to purchases of property, plant and equipment were $14.8 million and $17.2 million for the six months ended June 28, 2014 and June 29, 2013, respectively.

Net cash used in financing activities for the six months ended June 28, 2014 was $3.7 million, compared with $13.8 million for the comparative 2013 period. Net cash used in financing activities for the six months ended June 28, 2014 primarily consisted of $2.8 million of repayments of long-term debt related to equipment financing arrangements and capital lease obligations. Visant also transferred approximately $1.1 million of cash through Visant Secondary to Holdco to allow Holdco to settle equity interests with certain former managers and pay normal operating expenses. Net cash used in financing activities for the six months ended June 29, 2013 included an aggregate payment of $12.0 million under the outstanding Term Loan Credit Facility, inclusive of a voluntary pre-payment of $1.3 million and a payment of $10.7 million under the excess cash flow provisions of the Term Loan Credit Facility, and $2.5 million of repayments of long-term debt related to equipment financing arrangements and capital lease obligations.

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

We have substantial debt service requirements and are highly leveraged. As of June 28, 2014, we had total indebtedness of $1,884.3 million, including $1,140.4 million outstanding under the Term Loan Credit Facility, $736.7 million aggregate principal amount of Senior Notes, $7.3 million of outstanding borrowings under capital lease and equipment financing arrangements and exclusive of $20.8 million of standby letters of credit outstanding and $10.0 million of original issue discount related to the Term Loan Credit Facility. Our cash and cash equivalents as of June 28, 2014 totaled $127.7 million. As of June 28, 2014, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated total debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $154.2 million of available borrowings (net of standby letters of credit) under the $175.0 million Revolving Credit Facility as of June 28, 2014.

Our liquidity and our ability to fund our capital requirements will depend on the credit markets and our financial condition. The extent of any impact of credit market conditions on our liquidity and ability to fund our capital requirements or to undertake future financings will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. Any refinancing of our debt could be on less favorable terms, including becoming subject to higher interest rates. In addition, the terms of our existing or future debt instruments, including the Credit Facilities or any replacement senior secured credit facilities and the indenture governing the Senior Notes, may restrict certain of our alternatives. We anticipate that, to the extent additional liquidity is necessary to fund our operations or make acquisitions, it would be funded through additional borrowings under our senior secured credit facilities, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. The possibility of consummating any such financing will be subject to conditions in the capital markets at such time. We may not be able to obtain this additional liquidity when needed on terms acceptable to us or at all.

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

There were no material changes in our exposure to market risk during the quarter ended June 28, 2014. During the first six months of 2014, the price of gold remained volatile. To mitigate the continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover our needs for the remainder of fiscal 2014 and a portion of 2015. For additional information, refer to the discussion under Part I, Item 1, Note 12, Commitments and Contingencies and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, elsewhere in this report and Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

During the quarter ended June 28, 2014, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither Visant’s nor Holdco’s equity securities are registered pursuant to Section 12 of the Exchange Act. For the second fiscal quarter ended June 28, 2014, neither we nor Holdco issued or sold any equity securities.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.).

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(1)	By-Laws of Visant Corporation.

3.4(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

10.1(4)	Termination agreement, dated April 17, 2014, terminating the Stock Purchase Agreement by and among Jostens, Inc., American Achievement Group Holding Corp. (“American Achievement”), Visant Corporation, each holder of outstanding equity interests of American Achievement and American Achievement Holdings LLC, in its capacity as Sellers’ Representative.

10.2(4)	Form of Director Indemnification Agreement.

10.3(5)	Omnibus Transaction Agreement by and among OCM Luxembourg Ileos Holdings S.à.r.l., Visant Corporation and Tripolis Holdings S.à.r.l., dated July 25, 2014.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations and Comprehensive Loss (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Visant Corporation’s Form S-4 (File no. 333-120386), filed on November 12, 2004.
(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(3)	Incorporated by reference to Visant Corporation’s Form 10-K, filed on March 28, 2014.
(4)	Incorporated by reference to Visant Corporation’s Form 10-Q, filed on May 13, 2014.
(5)	Incorporated by reference to Visant Corporation’s Form 8-K filed on July 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date:August 12, 2014	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date:August 12, 2014	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)