Form 10-Q
period 2014-09-27
VISANT CORP
filed 2014-11-12
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

As of November 4, 2014, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

Effective for the quarterly period ended September 27, 2014, as a result of the dispositions of the Lehigh Direct operations of The Lehigh Press LLC and of AKI, Inc. d/b/a Arcade Marketing and its subsidiaries during the third quarter of 2014, the results of these businesses, which comprised a portion of Visant’s Marketing and Publishing Services segment, have been reclassified on the consolidated statement of operations to a single line captioned “Income (loss) from discontinued operations, net.” Previously, the results of these businesses included certain allocated corporate costs, which costs have been reallocated to Visant’s remaining continuing operations on a retrospective basis, which continuing operations are now comprised of the Company’s Scholastic and Memory Book segments along with its book component and packaging operations, which are included under the renamed Publishing and Packaging Services segment. Visant’s consolidated results for all periods disclosed in this report are exclusive of these discontinued operations. Further information regarding the presentation of Visant’s financial condition and results of operations for its continuing operations is provided elsewhere in this report in Note 4, Discontinued Operations, and under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)	Page

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 27, 2014 and September 28, 2013	1

	Condensed Consolidated Balance Sheets as of September 27, 2014 and December 28, 2013	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	44

ITEM 4.	Controls and Procedures	45

	PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors	46

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

ITEM 5.	Other Information	55

ITEM 6.	Exhibits	56

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OP ERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended		Nine months ended
In thousands	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$124,107	$132,659	$682,119	$703,465
Cost of products sold	59,424	62,010	274,287	285,811

Gross profit	64,683	70,649	407,832	417,654
Selling and administrative expenses	62,831	68,353	244,725	268,553
Gain on disposal of fixed assets	(150)	(70)	(475)	(65)
Special charges	1,625	7,801	7,224	11,159

Operating income (loss)	377	(5,435)	156,358	138,007
Interest expense, net	38,781	38,470	116,179	116,127
Loss on repurchase and redemption of debt	26,593	—	26,593	—

(Loss) income before income taxes	(64,997)	(43,905)	13,586	21,880
(Benefit from ) provision for income taxes	(34,477)	(6,249)	1,150	5,510

(Loss) income from continuing operations	(30,520)	(37,656)	12,436	16,370
Income (loss) from discontinued operations, net of tax	84,379	10,608	95,663	(1,633)

Net income (loss)	$53,859	$(27,048)	$108,099	$14,737

Comprehensive income (loss)	$52,378	$(24,930)	$107,677	$18,999

The accompanying notes are an inte gral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	September 27, 2014	December 28, 2013
ASSETS
Cash and cash equivalents	$26,428	$96,042
Accounts receivable, net	61,999	58,855
Inventories	68,993	87,983
Salespersons overdrafts, net of allowance of $10,386 and $9,174, respectively	17,685	24,321
Prepaid expenses and other current assets	11,775	16,436
Income tax receivable	942	11,502
Deferred income taxes	16,017	20,170
Current assets of discontinued operations	1,517	70,862

Total current assets	205,356	386,171

Property, plant and equipment	378,393	364,672
Less accumulated depreciation	(257,866)	(239,595)

Property, plant and equipment, net	120,527	125,077
Goodwill	749,007	749,080
Intangibles, net	345,378	348,939
Deferred financing costs, net	25,106	33,118
Deferred income taxes	1,960	2,025
Other assets	41,710	10,545
Long-term assets of discontinued operations	1,000	261,293

Total assets	$1,490,044	$1,916,248

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Short-term borrowings	$30,000	$—
Accounts payable	29,684	28,298
Accrued employee compensation and related taxes	22,995	26,736
Commissions payable	920	10,416
Customer deposits	56,114	168,531
Income taxes payable	—	40
Current portion of long-term debt and capital leases	10,011	2,633
Interest payable	37,980	33,702
Other accrued liabilities	17,188	23,348
Current liabilities of discontinued operations	6,167	49,338

Total current liabilities	211,059	343,042

Long-term debt and capital leases - less current maturities	1,491,321	1,867,577
Deferred income taxes	135,619	140,722
Pension liabilities, net	43,701	51,926
Other noncurrent liabilities	31,146	35,173
Long-term liabilities of discontinued operations	3,344	10,546

Total liabilities	1,916,190	2,448,986

Mezzanine equity	11	11

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at September 27, 2014 and December 28, 2013	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at September 27, 2014 and December 28, 2013	—	—
Additional paid-in-capital	61,019	60,983
Accumulated deficit	(446,040)	(553,018)
Accumulated other comprehensive loss	(41,136)	(40,714)

Total stockholder’s deficit	(426,157)	(532,749)

Total liabilities, mezzanine equity and stockholder’s deficit	$1,490,044	$1,916,248

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
In thousands	September 27, 2014	September 28, 2013
Net income	$108,099	$14,737
Adjustments to reconcile net income to cash provided by operating activities:
(Income) loss from discontinued operations	(95,663)	1,633
Depreciation	26,357	27,395
Amortization of intangible assets	11,445	31,213
Amortization of debt discount, premium and deferred financing costs	10,484	9,970
Other amortization	230	251
Deferred income taxes	(2,203)	(6,547)
Loss on repurchase and redemption of debt	26,593	—
Gain on disposal of fixed assets	(475)	(65)
Stock-based compensation	—	98
Excess tax benefit from share based arrangements	(36)	—
Loss on asset impairments	1,401	666
Changes in assets and liabilities:
Accounts receivable	(3,186)	(3,465)
Inventories	18,912	20,128
Salespersons overdrafts	4,336	1,863
Prepaid expenses and other current assets	4,352	4,687
Accounts payable and accrued expenses	(2,384)	(10,338)
Customer deposits	(112,326)	(124,205)
Commissions payable	(9,491)	(8,809)
Income taxes payable/receivable	13,079	14,785
Interest payable	4,278	17,714
Other operating activities, net	(22,578)	(750)

Net cash used in operating activities of continuing operations	(18,776)	(9,039)
Net cash provided by operating activities of discontinued operations	2,590	20,726

Net cash (used in) provided by operating activities	(16,186)	11,687

Purchases of property, plant and equipment	(19,791)	(19,783)
Proceeds from sale of property and equipment	553	1,257
Other investing activities, net	—	86

Net cash used in investing activities of continuing operations	(19,238)	(18,440)
Net cash provided by (used in) investing activities of discontinued operations	339,132	(23,875)

Net cash provided by (used in) investing activities	319,894	(42,315)

Short-term borrowings	30,000	24,000
Short-term repayments	—	(5,000)
Repayment of long-term debt and capital lease obligations	(1,045,721)	(14,208)
Proceeds from issuance of long-term debt and capital leases	662,482	—
Excess tax benefit from share based arrangements	36	—
Distribution to stockholder	(1,121)	—
Debt financing costs and related expenses	(17,154)	—

Net cash (used in) provided by financing activities of continuing operations	(371,478)	4,792
Net cash used in financing activities of discontinued operations	(1,721)	(800)

Net cash (used in) provided by financing activities	(373,199)	3,992

Effect of exchange rate changes on cash and cash equivalents	(123)	(279)

Decrease in cash and cash equivalents	(69,614)	(26,915)
Cash and cash equivalents, beginning of period	96,042	60,196

Cash and cash equivalents, end of period	$26,428	$33,281

Supplemental information:
Non-cash amount related to equity-method investment	$30,409	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Overview

The Company is a leading marketing and publishing services enterprise primarily servicing the school affinity, educational and trade publishing and packaging segments. The Company sells products and services to end customers through several different sales channels including independent sales representatives and dedicated employed sales forces. Sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, the availability of school funding, product and service offerings and quality and price.

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

As of September 27, 2014, affiliates of KKR and DLJMBP III (collectively, the “Sponsors”) held approximately 49.3% and 41.2%, respectively, of Visant Holding Corp.’s (“Holdco”) voting interest, while each held approximately 44.8% of Holdco’s economic interest. As of September 27, 2014, the other co-investors held approximately 8.4% of the voting interest and approximately 9.1% of the economic interest of Holdco, and members of management held approximately 1.1% of the voting interest and approximately 1.3% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Visant and its subsidiaries are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Visant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2014 and June 28, 2014, provided that the Company’s results from continuing operations do not include the Lehigh Direct operations of The Lehigh Press LLC and the AKI, Inc. d/b/a Arcade Marketing business, which were, as previously reported, sold during the third fiscal quarter of 2014. The results of these businesses, which comprised a portion of the Marketing and Publishing Services segment, have been reclassified on the consolidated statement of operations to a single line captioned “Income (loss) from discontinued operations, net.” Previously, the results of these businesses included certain allocated corporate costs, which costs have been reallocated to the remaining continuing operations on a retrospective basis, which continuing operations are now comprised of the Company’s Scholastic and Memory Book segments along with its publishing services and packaging operations, which are included under the renamed Publishing and Packaging Services segment. Results for all periods disclosed in this report are exclusive of these discontinued operations.

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the total net warranty costs on rings was $0.6 million and $0.7 million as of the three-month periods ended September 27, 2014 and September 28, 2013, respectively. The provision for the total net warranty costs on rings was $2.9 million and $3.0 million for the nine-month periods ended September 27, 2014 and September 28, 2013, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the Condensed Consolidated Balance Sheets were approximately $0.8 million as of each of September 27, 2014 and December 28, 2013.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $1.2 million and $2.0 million for the quarters ended September 27, 2014 and September 28, 2013, respectively. Advertising expense totaled $2.8 million and $6.0 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.

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

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled, based on the fair values of the awards at the grant date. Visant recognized total stock-based compensation expense of $0.5 million and $0.6 million for the three months ended September 27, 2014 and September 28, 2013, respectively. Visant recognized total stock-based compensation expense of $1.3 million and $0.7 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. Stock-based compensation is included in selling and administrative expenses. Refer to Note 15, Stock-Based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the Condensed Consolidated Balance Sheets as of September 27, 2014 and December 28, 2013, respectively.

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

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”), which requires entities to measure obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for interim and annual periods beginning on or after December 15, 2013 to be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption, with early adoption permitted. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11 (“ASU 2013-11”), which provides guidance on the financial statement presentation of unrecognized tax benefits (“UTB”) when a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward exists. Under ASU 2013-11, an entity must present a UTB, or a portion of a UTB, in its financial statements as a reduction to a deferred tax asset (“DTA”) for a NOL carryforward, a similar tax loss or a tax credit carryforward, except when (1) a NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (2) the entity does not intend to use the DTA for this purpose. If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. ASU 2013-11 should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the guidance retrospectively to each prior reporting period presented. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On April 10, 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), which amends the definition of a discontinued operation in ASC 205-20, Discontinued Operations (“ASC 205-20”), and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 limits classification of a discontinued operation to a component or group of components disposed of or classified as held for sale which represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Before these amendments, ASC 205-20 neither required nor prohibited such presentation. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The Company elected to early adopt the guidance and implemented ASU 2014-08 for the quarterly period ended September 27, 2014. Refer to Note 1, Overview and Basis of Presentation, and Note 4, Discontinued Operations, for further details.

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB codification. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 for public entities. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance of ASU 2014-09. The Company is currently evaluating the impact and disclosure of this guidance on its financial statements.

On June 19, 2014, the FASB issued Accounting Standards Update 2014-12 (“ASU 2014-12”), which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, with early adoption permitted. All entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of ASU 2014-12) or retrospectively. The Company is currently evaluating the impact and disclosure of this guidance on its financial statements.

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for all entities for reporting periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact and disclosure of this guidance on its financial statements.

3.	Restructuring Activity and Other Special Charges

For the three months ended September 27, 2014, the Company recorded $0.2 million of restructuring costs in each of the Scholastic and Memory Book segments. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in special charges for the three months ended September 27, 2014 were $1.2 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 11 and 10 in the Scholastic and Memory Book segments, respectively.

For the nine-month period ended September 27, 2014, the Company recorded $3.2 million, $0.9 million and $0.1 million of restructuring costs in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in special charges for the nine months ended September 27, 2014 were $3.0 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 196, 16 and one in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

For the three months ended September 28, 2013, the Company recorded a non-recurring charge of approximately $7.7 million related to the mutual termination in July 2013 of the multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 (the “Multi-Year Marketing and Sponsorship Arrangement”). Also included in special charges for the third fiscal quarter ended September 28, 2013 was $0.1 million of restructuring costs in the Scholastic segment. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Employee headcount reductions related to previously reported restructuring charges were seven in the Memory Book segment.

For the nine-month period ended September 28, 2013, the Company recorded a non-recurring charge of approximately $7.7 million related to the mutual termination of the Multi-Year Marketing and Sponsorship Arrangement and $0.7 million of non-cash asset impairment charges associated with the consolidation of Jostens’ Topeka, Kansas facility. Also included in special charges for the nine months ended September 28, 2013 were $1.9 million, $0.8 million and $0.1 million of restructuring costs in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were 103, 14 and five in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

Restructuring accruals of $5.9 million and $7.4 million as of September 27, 2014 and December 28, 2013, respectively, are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. These accruals included amounts provided for the mutual termination of the Multi-Year Marketing and Sponsorship Arrangement and severance and related benefits related to reductions in force in each of the Company’s reportable segments.

On a cumulative basis through September 27, 2014, the Company incurred $23.1 million of costs related to the termination of the Multi-Year Marketing and Sponsorship Arrangement and employee severance and related benefit costs related to the 2014, 2013 and 2012 initiatives, which affected an aggregate of 819 employees. The Company had paid $17.2 million in cash related to these initiatives as of September 27, 2014.

Changes in the restructuring accruals during the first nine months of fiscal 2014 were as follows:

In thousands	2014 Initiatives	2013 Initiatives	2012 Initiatives	Total
Balance at December 28, 2013	$—	$7,338	$108	$7,446
Restructuring charges	3,828	225	39	4,092
Severance, benefits and other payments	(2,188)	(3,288)	(147)	(5,623)

Balance at September 27, 2014	$1,640	$4,275	$—	$5,915

The majority of the remaining severance and related benefits associated with all of these initiatives are expected to be paid by the end of fiscal 2015 and the costs associated with the termination of the Multi-Year Marketing and Sponsorship Arrangement are expected to be paid by the end of 2016.

4.	Discontinued Operations

During the third quarter of 2014, the Company sold substantially all of the assets of its Lehigh Direct operations of The Lehigh Press LLC (“Lehigh”) subsidiary for $22.0 million, before customary working capital adjustments. The Company recognized an aggregate $4.2 million loss, net of tax, on the transaction.

On July 25, 2014, the Company entered into a definitive Omnibus Transaction Agreement (the “OTA”) with OCM Luxembourg Ileos Holdings S.à.r.l. (“Ileos”) and Tripolis Holdings S.à.r.l. (“Luxco”) to combine their respective wholly owned subsidiaries, AKI, Inc. d/b/a Arcade Marketing (together with its subsidiaries, “Arcade”) and Bioplan, resulting in the formation of the new venture under Luxco (the “Arcade Transaction”). On September 23, 2014, the Company and Ileos completed the Arcade Transaction in accordance with the terms and conditions of the OTA. In exchange for the Company’s contribution of 100% of the capital stock of Arcade, the Company received approximately $334.5 million in cash proceeds and a 25% minority equity interest in Luxco, which the Company recorded using the equity method of accounting. The Company reported a gain in connection with the Arcade Transaction of approximately $96.3 million, net of tax. The minority equity interest provides Visant with minority voting rights and the right to designate two directors to the board of managers of Luxco so long as it maintains its ownership of the equity interest in Luxco. At September 27, 2014, the Company recorded its interest in Luxco in the amount of $30.4 million and reported the amount in the “Other Assets” caption in the Condensed Consolidated Balance Sheet. The Company determined the value of its interest in Luxco as of September 23, 2014 based on a market approach. Net income from this investment for the period ended September 27, 2014 was not considered material.

The disposals of the Lehigh and Arcade businesses resulted in the Company’s exit from the direct marketing and sampling segments. The results of the Lehigh and Arcade businesses had previously been reported within the Marketing and Publishing Services segment. The results of the Lehigh and Arcade businesses have been reclassified on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and are included in the line captioned “Income (loss) from discontinued operations, net of tax.” Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations on a retrospective basis. As a result of the Company’s strategic shift out of the direct marketing and sampling segments, the Marketing and Publishing Services segment is now comprised of the Company’s book, book component and packaging operations under the renamed Publishing and Packaging Services segment.

Included in income (loss) from discontinued operations in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) were the following:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
In thousands	2014	2013	2014	2013
Net sales	$52,724	$74,892	$182,631	$197,558
Cost of products sold	40,077	52,657	132,778	139,362

Gross profit	12,647	22,235	49,853	58,196
Selling and administrative expenses	16,766	12,548	42,626	41,397
Loss (gain) on disposal of assets	—	1	(22)	23
Special charges	589	150	990	322

Operating income	(4,708)	9,536	6,259	16,454
Interest (income) expense, net	(69)	117	(28)	234

(Loss) income before income taxes	(4,639)	9,419	6,287	16,220
Provision for (benefit from) income taxes	3,130	(1,189)	2,772	17,853

Net (loss) income from operations	(7,769)	10,608	3,515	(1,633)
Gain on sale of business, net of tax	92,148	—	92,148	—

Net income (loss) from discontinued operations	$84,379	$10,608	$95,663	$(1,633)

5.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (“AOCL”), by component, for the three months ended September 27, 2014 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of June 28, 2014	$(3,038)	$3,939	$(40,556)	$(39,655)
Change in fair value of derivatives, net of tax of $0.1 million	89	—	—	89
Change in cumulative translation adjustment	—	(256)	—	(256)
Change in pension and other postretirement benefit plans, net of tax of $0.2 million	—	—	358	358
Amounts reclassified from AOCL, net of tax of $0.3 million	502	(2,174)	—	(1,672)

Balance as of September 27, 2014	$(2,447)	$1,509	$(40,198)	$(41,136)

The changes in AOCL, by component, for the nine months ended September 27, 2014 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of December 28, 2013	$(3,371)	$3,929	$(41,272)	$(40,714)
Change in fair value of derivatives, net of tax of $(0.3) million	(581)	—	—	(581)
Change in cumulative translation adjustment	—	(190)	—	(190)
Change in pension and other postretirement benefit plans, net of tax of $0.7 million	—	—	1,074	1,074
Amounts reclassified from AOCL, net of tax of $0.9 million	1,505	(2,230)	—	(725)

Balance as of September 27, 2014	$(2,447)	$1,509	$(40,198)	$(41,136)

6.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	September 27, 2014	December 28, 2013
Trade receivables	$70,680	$69,694
Allowance for doubtful accounts	(4,633)	(4,521)
Allowance for sales returns	(4,048)	(6,318)

Accounts receivable, net	$61,999	$58,855

7.	Inventories

Inventories were comprised of the following:

In thousands	September 27, 2014	December 28, 2013
Raw materials and supplies	$20,436	$27,791
Work-in-process	23,621	32,758
Finished goods	24,936	27,434

Inventories	$68,993	$87,983

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution under which it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $57.0 million in dollar value in consigned inventory. Under these arrangements, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory was $23.4 million and $15.6 million as of September 27, 2014 and December 28, 2013, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.2 million as of each of the three-month periods ended September 27, 2014 and September 28, 2013. The consignment fees expensed for the nine months ended September 27, 2014 and September 28, 2013 were $0.5 million and $0.6 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to such financial assets and liabilities that are recorded at fair value on a recurring basis, the Company used Level 2 inputs to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of each of September 27, 2014 and December 28, 2013, respectively.

As of September 27, 2014, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”), with an aggregate principal amount outstanding of $736.7 million, approximated $676.4 million at such date. As of September 27, 2014, the fair value of the outstanding term loan facility under Visant’s new senior secured credit facilities entered into as of September 23, 2014 (the “New Term Loan Facility”) and maturing in 2021 (or, if greater than $250.0 million of Senior Notes remain outstanding on July 2, 2017, maturing on July 2, 2017) with an aggregate principal amount outstanding of $775.0 million, approximated $767.3 million at such date.

As of December 28, 2013, the fair value of Visant’s 10.00% Senior Notes with an aggregate principal amount outstanding of $736.7 million, approximated $713.9 million at such date. As of December 28, 2013, the fair value of the then outstanding, term loan B credit facility with an aggregate principal amount outstanding of $1,140.4 million, approximated $1,127.6 million at such date.

The Company considers any amount outstanding under its revolving credit facility to approximate fair value.

Each of the Senior Notes, the New Term Loan Facility and the prior term loan B credit facility was classified within Level 2 of the valuation hierarchy as of each of September 27, 2014 and December 28, 2013, respectively.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Publishing and Packaging Services	Total
Balance at December 28, 2013	$300,857	$391,178	$57,045	$749,080
Goodwill additions during the period	—	—	—	—
Currency translation	(73)	—	—	(73)

Balance at September 27, 2014	$300,784	$391,178	$57,045	$749,007

Information regarding other intangible assets is as follows:

		September 27, 2014			December 28, 2013
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(330,000)	$—	$330,000	$(330,000)	$—
Internally developed software	2 to 5 years	8,600	(8,600)	—	8,600	(8,600)	—
Patented/unpatented technology	3 to 20 years	12,774	(12,330)	444	12,774	(11,887)	887
Customer relationships	4 to 15 years	153,875	(75,447)	78,428	153,377	(67,926)	85,451
Trademarks (definite lived)	10 to 20 years	457	(113)	344	457	(85)	372
Restrictive covenants	3 to 10 years	29,217	(14,955)	14,262	23,134	(12,805)	10,329

		534,923	(441,445)	93,478	528,342	(431,303)	97,039
Trademarks	Indefinite	251,900	—	251,900	251,900	—	251,900

		$786,823	$(441,445)	$345,378	$780,242	$(431,303)	$348,939

Amortization expense related to other intangible assets was $4.0 million and $6.2 million for the three months ended September 27, 2014 and September 28, 2013, respectively. For the nine months ended September 27, 2014 and September 28, 2013, amortization expense related to other intangible assets was $11.4 million and $31.2 million, respectively. During the first nine months of fiscal 2013, approximately $11.0 million of fully amortized restrictive covenants were written off.

Based on intangible assets in service as of September 27, 2014, estimated amortization expense for the remainder of fiscal 2014 and each of the five succeeding fiscal years is $4.1 million for the remainder of fiscal 2014, $14.6 million for 2015, $12.9 million for 2016, $10.3 million for 2017, $9.2 million for 2018 and $8.0 million for 2019.

10.	Debt

Debt obligations as of September 27, 2014 and December 28, 2013 consisted of the following:

In thousands	September 27, 2014	December 28, 2013
Senior secured term loan facilities, net of original issue discount of $11.9 million, Term Loan B, variable rate, 5.25% at December 28, 2013, with quarterly interest payments, principal due and payable at maturity - December 2016	$—	$1,128,544
Senior secured term loan facility, net of original issue discount of $15.5 million, Term Loan variable rate, 7.00% at September 27, 2014, with quarterly interest payments, principal due and payable at maturity - September 2021	759,550	—
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $36.8 million in April and October, principal due and payable at maturity - October 2017	736,670	736,670

	1,496,220	1,865,214
Borrowings under senior secured revolving credit facility	30,000	—
Equipment financing arrangements	4,152	3,905
Capital lease obligations	960	1,091

Total debt	$1,531,332	$1,870,210

The 2014 Refinancing; Debt before the 2014 Refinancing

In connection with the refinancing consummated by Visant on September 22, 2010 (the “2010 Refinancing”), Visant entered into senior secured credit facilities consisting of a $1,250.0 million term loan B facility maturing in 2016 (the “Old Term Loan Credit Facility”) and a revolving credit facility expiring in 2015 consisting of a $165.0 million U.S. revolving credit facility available to Visant and its subsidiaries and a $10.0 million Canadian revolving credit facility available to Jostens Canada (the “Old Revolving Credit Facility” and, together with the Old Term Loan Credit Facility, the “Old Credit Facilities”). On March 1, 2011, Visant announced the completion of the repricing of the Old Term Loan Credit Facility (the “Repricing”). The

Old Credit Facilities allowed Visant, subject to certain conditions, to incur additional term loans under the Old Term Loan Credit Facility in an aggregate principal amount of up to $300.0 million, which additional term loans would have had the same security and guarantees as the Old Term Loan Credit Facility. The Old Credit Facilities were terminated and amounts thereunder repaid in connection with the 2014 Refinancing described below.

Debt after the 2014 Refinancing

In connection with the refinancing consummated by Visant on September 23, 2014 (the “2014 Refinancing”), Visant entered into a Credit Agreement (the “Credit Agreement”) with Visant Secondary Holdings Corp. (“Holdings” or “Visant Secondary”), the lending institutions from time to time parties thereto (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $880.0 million, consisting of a $775.0 million New Term Loan Facility maturing in 2021 that will amortize on a basis of 1.00% annually during the seven-year term, along with a $105.0 million revolving credit facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Credit Facilities) maturing in 2019, which includes a $40.0 million letter of credit facility. If the aggregate amount of certain senior unsecured notes outstanding on July 2, 2017 is greater than $250.0 million, both facilities will mature on July 2, 2017. The borrowings under the Credit Agreement at closing, together with certain proceeds received in connection with the Arcade Transaction, were used by Visant to (1) repay in full the Old Credit Facilities, including accrued and unpaid interest, and (2) pay fees and expenses associated with the 2014 Refinancing.

Interest on all loans under the Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the New Term Loan Facility and the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (“ABR”) or LIBOR plus an applicable margin. The applicable margin is based on our leverage ratio, ranging from 5.50% to 6.00% in the case of LIBOR and 4.50% to 5.00% in the case of ABR. The new term loan facility is subject to a 1% prepayment premium in the event of certain repricing events within one year of the closing date of the Credit Facility. The Credit Agreement allows Visant, subject to certain conditions, including compliance with a minimum leverage test, to incur additional term loans and revolving borrowing commitments in an aggregate principal amount of up to $125.0 million plus voluntary prepayments and voluntary commitment reductions, less the aggregate amount of new loan commitments and certain other permitted indebtedness incurred. Amounts borrowed under the New Term Loan Facility that are repaid or prepaid may not be reborrowed.

All obligations under the Credit Agreement are unconditionally guaranteed by Holdings, and, subject to certain exceptions, each of the Company’s existing and future domestic wholly-owned subsidiaries (such subsidiary guarantors, the “Subsidiary Guarantors”). All obligations under the Credit Agreement, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements, in each case, with lenders or affiliates of lenders), are, subject to certain exceptions, secured by (i) all of the Company’s stock and the capital stock of each of the Company’s existing and future subsidiaries, except that with respect to foreign subsidiaries such security interest is limited to 66% of the capital stock of “first-tier” foreign subsidiaries, and (ii) substantially all of the tangible and intangible assets of the Company, Holdings and each Subsidiary Guarantor.

The Credit Agreement requires us to maintain a maximum first lien secured debt to consolidated EBITDA ratio, which will be tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement. The Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens, mergers, consolidations, liquidations and dissolutions, asset sales, restricted payments, including dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The Credit Agreement also contains customary events of default subject, to the extent applicable, to customary grace periods. The Credit Agreement provides a $250.0 million basket for repayment of senior secured or senior unsecured notes, including the Senior Notes.

The New Term Loan Facility amortizes on a quarterly basis commencing in December 2014 with amortization prior to the maturity date to be at 1.0% of the initial principal amount of the outstanding term loans per year. In addition, transaction fees and related costs of $17.2 million associated with the Credit Agreement are capitalized and amortized as interest expense over the life of the Credit Agreement.

As of September 27, 2014, the annual interest rate under the New Revolving Credit Facility was LIBOR (with a LIBOR floor of 1.00%) plus 6.00% or ABR plus 5.00%, in each case, with step-downs based on the total leverage ratio.

As of September 27, 2014, there was $20.8 million outstanding in the form of letters of credit under the New Revolving Credit Facility, leaving $54.2 million available for borrowing under the New Revolving Credit Facility. Visant is obligated to pay quarterly commitment fees of 0.50% on the unused portion of the New Revolving Credit Facility, with a step-down to 0.375% if the consolidated first lien secured debt to consolidated EBITDA ratio is at or below 3.00 to 1.00, as well as a quarterly letter of credit fee at a rate per annum equal to the applicable margin for LIBOR loans or the face amount of any outstanding letters of credit plus a fee computed at a rate for each day equal to 0.125% per annum.

Senior Notes

In connection with the issuance of the Senior Notes in aggregate principal amount of $750.0 million, as part of the 2010 Refinancing, Visant and the U.S. Subsidiary Guarantors entered into an Indenture among Visant, the U.S. Subsidiary Guarantors and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes are guaranteed on a senior unsecured basis by the U.S. Subsidiary Guarantors. Interest on the notes accrues at the rate of 10.00% per annum and is payable semi-annually in arrears on April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its management of interest rate risk. During the three and nine months ended September 27, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of September 27, 2014, the Company had three outstanding interest rate derivatives with an outstanding aggregate notional amount of $500.0 million.

The effective portion of changes in the fair value of derivatives which qualify as and are designated as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of September 27, 2014, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $2.8 million will be reclassified as an increase to interest expense through the third fiscal quarter of 2015.

The fair value of outstanding derivative instruments as of September 27, 2014 and December 28, 2013 was as follows:

Classification in the Consolidated Balance Sheets In thousands		September 27, 2014	December 28, 2013
Liability Derivatives:

Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$2,835	$3,088
Interest rate swaps	Other noncurrent liabilities	1,071	2,294

Total		$3,906	$5,382

The following table summarizes the activity of derivative instruments that qualify for hedge accounting as of December 28, 2013 and September 27, 2014 and the impact of such derivative instruments on accumulated other comprehensive loss for the nine months ended September 27, 2014:

In thousands	December 28, 2013	Amount of loss recognized in Accumulated Other Comprehensive Loss on derivatives (effective portion)	Amount of loss reclassified from Accumulated Other Comprehensive Loss to interest expense (effective portion)	September 27, 2014
Interest rate swaps designated as cash flow hedges	$(5,382)	$(927)	$2,403	$(3,906)

The following table provides the location in the Company’s financial statements of the recognized gain or loss related to such derivative instruments:

	Three months ended
In thousands	September 27, 2014	September 28, 2013
Interest rate swaps designated as cash flow hedges recognized in interest expense	$801	$881

	Nine months ended
In thousands	September 27, 2014	September 28, 2013
Interest rate swaps designated as cash flow hedges recognized in interest expense	$2,403	$2,643

Based on an evaluation of the inputs used, the Company has categorized its derivative instruments to be within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the derivative instruments at the end of the applicable reporting period.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of September 27, 2014 and September 28, 2013, the Company did not have any derivatives outstanding that were not designated as hedges.

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of September 27, 2014, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $4.7 million. As of September 27, 2014, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 27, 2014, it could have been required to settle its obligations under the agreements at their termination value of $4.7 million.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $17.7 million outstanding as of September 27, 2014 with delivery dates occurring through 2015. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of September 27, 2014, the fair market value of open precious metal forward contracts was $16.7 million based on quoted future prices for each contract.

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

In connection with the taxable loss incurred by Holdco in 2010 as a result of the 2010 Refinancing and the related deduction of $97.2 million for previously tax-deferred original issue discount, Holdco derived certain income tax benefits that have since been fully utilized. The utilization of these tax benefits resulted in unsettled intra-group income taxes receivable and payable balances at Holdco and Visant, respectively. During 2013, these balances were settled when Holdco contributed approximately $60.5 million of income tax receivables to Visant.

The Company recorded an income tax provision for the nine months ended September 27, 2014 based on its best estimate of the consolidated effective tax rate applicable for the entire 2014 fiscal year. After adjustments for jurisdictions for which a current tax benefit is not recorded, the estimated full-year consolidated effective tax rate for fiscal 2014 is 72.8% before taking into account the impact of $8.7 million of accruals considered a current period tax benefit. The combined effect of the annual estimated consolidated effective tax rate and the net current period tax adjustments resulted in an effective rate of tax benefit of 8.5% for the nine-month period ended September 27, 2014.

For the comparable nine-month period ended September 28, 2013, the effective income tax rate was 25.2%. The decrease in tax rate for the nine-month period ended September 27, 2014 compared to the nine-month period ended September 28, 2013 was due primarily to the favorable effect of the domestic manufacturing deduction, which is expected to become available to the Company in 2014 because the Company anticipates that the remaining net operating loss from 2011 will be fully utilized during 2014, and the impact of the settlement of the 2005 and 2006 income tax audits by the Internal Revenue Service (the “IRS”).

For the nine-month period ended September 27, 2014, the Company provided net tax and interest accruals for unrecognized tax benefits of approximately $0.1 million. At September 27, 2014, the Company’s unrecognized tax benefit liability totaled $1.0 million, including interest and penalty accruals totaling $0.4 million. At December 28, 2013, the Company’s unrecognized tax benefit liability totaled $11.2 million, including interest and penalty accruals totaling $3.1 million. Substantially all of these liabilities were included in noncurrent liabilities for the respective periods.

Holdco’s income tax filings for 2007 to 2012 are subject to examination in the U.S. federal tax jurisdiction. During the quarter, Holdco settled its income tax examinations for income tax filings for 2005 and 2006 with the IRS resulting in adjustments to the Company’s reserves. The U.S. statute of limitations for years 2005 through 2010 remains open with signed waivers. The Company is also subject to examination in certain state jurisdictions for the 2007 to 2012 periods, none of which was individually material. Due primarily to the recent resolution of the Company’s current U.S. federal examinations and the expiration of the related statute of limitations, it is not likely that the Company’s gross unrecognized tax benefit liability could materially change within the next 12 months.

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit (income) expense for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$333	$280	$—	$—
Interest cost	4,468	4,103	11	11
Expected return on plan assets	(5,908)	(5,489)	—	—
Amortization of prior service cost	—	—	(69)	(69)
Amortization of net actuarial loss	652	1,107	11	13

Net periodic benefit (income) expense	$(455)	$1	$(47)	$(45)

	Pension benefits		Postretirement benefits
	Nine months ended		Nine months ended
In thousands	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$997	$840	$—	$2
Interest cost	13,403	12,309	33	31
Expected return on plan assets	(17,722)	(16,467)	—	—
Amortization of prior service cost	—	—	(207)	(207)
Amortization of net actuarial loss	1,956	3,321	33	39

Net periodic benefit (income) expense	$(1,366)	$3	$(141)	$(135)

As of December 28, 2013, the Company estimated that it would be required to make contributions under its qualified pension plans in 2014 in an aggregate amount of $5.3 million. This estimate was revised to $3.2 million in September 2014 after accounting for the impact of the pension legislation included in the Highway and Transportation Funding Act of 2014 (“HATFA”), enacted on August 8, 2014. For the nine months ended September 27, 2014, the Company contributed $3.2 million, $2.0 million and $0.1 million to its qualified pension plans, non-qualified pension plans and postretirement welfare plans, respectively. Of these contributions, $3.1 million and $0.1 million related to the Lehigh qualified pension plan and non-qualified pension plan, respectively. The payments made during the nine months ended September 27, 2014 were consistent with the amounts anticipated by the Company as of December 28, 2013. As a result of the July 2014 sale of the Lehigh Direct business, during the third fiscal quarter of 2014, following notice from the plan fund administrator, the Company recorded a charge in income (loss) from discontinued operations, net, of $3.4 million, net of tax, related to the estimated withdrawal liability of The Lehigh Press LLC from a multi-employer pension plan under which certain collectively bargained Lehigh Direct production employees participated.

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

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Class A Common Stock. Options granted under the 2004 Plan may consist of time vesting options or performance vesting options. The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. Options granted under the 2004 Plan began expiring in the fourth quarter of 2014. As of September 27, 2014, there were 153,237 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. As of September 27, 2014, there were 231,545 vested options outstanding under the 2004 Plan and no options unvested and subject to future vesting.

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

For the three months ended September 27, 2014 and September 28, 2013, Visant recognized total stock-based compensation expense of $0.5 million and $0.6 million, respectively. For the nine months ended September 27, 2014 and September 28, 2013, Visant recognized total stock-based compensation expense of $1.3 million and $0.7 million, respectively. Stock-based compensation is included in selling and administrative expenses.

For the nine-month periods ended September 27, 2014 and September 28, 2013, there were no issuances of restricted shares or stock options.

As of September 27, 2014, there was no unrecognized stock-based compensation expense related to restricted shares expected to be recognized.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 28, 2013	241	$41.21
Exercised	(7)	$33.54
Cancelled	(3)	$130.45

Outstanding at September 27, 2014	231	$40.37

Vested or expected to vest at September 27, 2014	231	$40.37

Exercisable at September 27, 2014	231	$40.37

The weighted-average remaining contractual life of outstanding options at September 27, 2014 was approximately 0.2 years. As of September 27, 2014, there was no unrecognized stock-based compensation expense related to stock options expected to be recognized.

LTIPs

The following table summarizes the LTIP award activity for the Company:

Units in thousands	2014 Activity
Outstanding at December 28, 2013	132
Granted	14
Settled/Paid	(8)
Forfeited/Cancelled	(24)

Outstanding at September 27, 2014	114

Vested or expected to vest at September 27, 2014	95

As of September 27, 2014, there was $2.0 million of unrecognized stock-based compensation expense related to the long-term incentive plans to be recognized over a weighted-average period of 1.2 years.

16.	Business Segments

The Company’s three reportable segments consist of:

•	Scholastic — provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•	Memory Book — provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•	Publishing and Packaging Services — provides services in conjunction with the development, marketing, sale and production of books, book components and packaging.

The following table presents information of the Company by business segment.

	Three months ended
	September 27,	September 28,
In thousands	2014	2013	$ Change	% Change
Net sales
Scholastic	$40,854	$44,471	$(3,617)	(8.1%)
Memory Book	60,413	63,164	(2,751)	(4.4%)
Publishing and Packaging Services	23,181	25,193	(2,012)	(8.0%)
Inter-segment eliminations	(341)	(169)	(172)	NM

	$124,107	$132,659	$(8,552)	(6.4%)

Operating (loss) income
Scholastic	$(16,516)	$(19,163)	$2,647	13.8%
Memory Book	14,513	10,907	3,606	33.1%
Publishing and Packaging Services	2,380	2,821	(441)	(15.6%)

	$377	$(5,435)	$5,812	106.9%

Depreciation and Amortization
Scholastic	$4,213	$5,110	$(897)	(17.6%)
Memory Book	4,826	6,243	(1,417)	(22.7%)
Publishing and Packaging Services	3,524	3,708	(184)	(5.0%)

	$12,563	$15,061	$(2,498)	(16.6%)

NM = Not meaningful

	Nine months ended
In thousands	September 27, 2014	September 28, 2013	$ Change	% Change
Net sales
Scholastic	$307,119	$317,194	$(10,075)	(3.2%)
Memory Book	306,037	316,583	(10,546)	(3.3%)
Publishing and Packaging Services	69,795	70,092	(297)	(0.4%)
Inter-segment eliminations	(832)	(404)	(428)	NM

	$682,119	$703,465	$(21,346)	(3.0%)

Operating income
Scholastic	$26,565	$24,591	$1,974	8.0%
Memory Book	123,444	108,693	14,751	13.6%
Publishing and Packaging Services	6,349	4,723	1,626	34.4%

	$156,358	$138,007	$18,351	13.3%

Depreciation and Amortization
Scholastic	$13,102	$21,535	$(8,433)	(39.2%)
Memory Book	14,541	25,664	(11,123)	(43.3%)
Publishing and Packaging Services	10,389	11,660	(1,271)	(10.9%)

	$38,032	$58,859	$(20,827)	(35.4%)

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $1.0 million as of each of the three-month periods ended September 27, 2014 and September 28, 2013. The Company incurred advisory fees from the Sponsors of $2.9 million as of each of the nine-month periods ended September 27, 2014 and September 28, 2013. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations. The Company has retained KKR Capstone from time to time to provide certain of its businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company did not incur any charges during the three months ended September 27, 2014 and incurred less than $0.1 million of charges during the three months ended September 28, 2013 for services provided by KKR Capstone. The Company incurred $0.1 million of charges during the nine months ended September 27, 2014 and incurred less than $0.1 million of charges during the nine months ended September 28, 2013 for services provided by KKR Capstone. Capstone Equity Investors LLC has an ownership interest in Holdco.

Certain of the lenders under the New Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

KKR Capital Markets LLC, an affiliate of one of our Sponsors, assisted in placing the Credit Agreement, for which it received customary fees. KKR Capital Markets LLC and its affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company or its affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

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

The Company has participated in providing integrated marketing programs with an affiliate of First Data Corporation, a company which is owned and controlled by affiliates of KKR. This collaborative arrangement was terminated during the quarter ended September 29, 2012, subject to certain residual revenue received during 2013. There was no such revenue for the three- and nine- month periods ended September 27, 2014.

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Credit Agreement (and previously under the Old Credit Facilities) and the Senior Notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Included in the presentation of “Earnings in subsidiary, net of tax” is the elimination of intercompany interest expense incurred by the guarantors in the amount of $32.8 million and $33.6 million for the three-month periods ended September 27, 2014 and September 28, 2013, respectively. The elimination of intercompany interest expense incurred by the guarantors was $98.8 million and $99.8 million for the nine-month periods ended September 27, 2014 and September 28, 2013, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

Three months ended September 27, 2014

In thousands	Visant	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$119,736	$6,143	$(1,772)	$124,107
Cost of products sold	—	58,857	2,339	(1,772)	59,424

Gross profit	—	60,879	3,804	—	64,683
Selling and administrative expenses	356	60,385	2,090	—	62,831
Gain on disposal of assets	—	(150)	—	—	(150)
Special charges	—	1,625	—	—	1,625

Operating (loss) income	(356)	(981)	1,714	—	377
Loss on redemption of debt	26,593	—	—	—	26,593

(Loss) income before interest and taxes	(26,949)	(981)	1,714	—	(26,216)
Interest expense, net	38,355	32,952	208	(32,734)	38,781

(Loss) income before income taxes	(65,304)	(33,933)	1,506	32,734	(64,997)
(Benefit from) provision for income taxes	(23,082)	(11,815)	420	—	(34,477)

(Loss) income from continuing operations	(42,222)	(22,118)	1,086	32,734	(30,520)
(Loss) income from discontinued operations, net of tax	(12,047)	96,300	198	(72)	84,379
Earnings in subsidiary, net of tax	(108,128)	(1,284)	—	109,412	—

Net income	$53,859	$75,466	$1,284	$(76,750)	$53,859

Comprehensive income (loss)	$52,378	$75,824	$(1,146)	$(74,678)	$52,378

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

Three months ended September 28, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$127,657	$9,410	$(4,408)	$132,659
Cost of products sold	—	61,602	4,816	(4,408)	62,010

Gross profit	—	66,055	4,594	—	70,649
Selling and administrative expenses	(199)	66,213	2,339	—	68,353
Gain on disposal of assets	—	(70)	—	—	(70)
Special charges	—	7,801	—	—	7,801

Operating income (loss)	199	(7,889)	2,255	—	(5,435)
Interest expense, net	38,132	33,763	181	(33,606)	38,470

(Loss) income before income taxes	(37,933)	(41,652)	2,074	33,606	(43,905)
Provision for (benefit from) income taxes	7,711	(14,558)	598	—	(6,249)

(Loss) income from continuing operations	(45,644)	(27,094)	1,476	33,606	(37,656)
Income from discontinued operations, net of tax	2,745	7,301	632	(70)	10,608
Earnings in subsidiary, net of tax	(15,851)	(2,108)	—	17,959	—

Net (loss) income	$(27,048)	$(17,685)	$2,108	$15,577	$(27,048)

Comprehensive (loss) income	$(24,930)	$(17,051)	$3,617	$13,434	$(24,930)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Nine months ended September 27, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$669,245	$19,713	$(6,839)	$682,119
Cost of products sold	—	271,750	9,376	(6,839)	274,287

Gross profit	—	397,495	10,337	—	407,832
Selling and administrative expenses	176	238,183	6,366	—	244,725
Gain on disposal of assets	—	(475)	—	—	(475)
Special charges	—	6,597	627	—	7,224

Operating income	(176)	153,190	3,344	—	156,358
Loss on redemption of debt	26,593	—	—	—	26,593

Income before interest and taxes	(26,769)	153,190	3,344	—	129,765
Interest expense, net	115,027	99,281	631	(98,760)	116,179

(Loss) income before income taxes	(141,796)	53,909	2,713	98,760	13,586
(Benefit from) provision for income taxes	(24,566)	24,885	831	—	1,150

(Loss) income from continuing operations	(117,230)	29,024	1,882	98,760	12,436
(Loss) income from discontinued operations, net of tax	(11,649)	105,007	2,235	70	95,663
Earnings in subsidiary, net of tax	(236,978)	(4,117)	—	241,095	—

Net income	$108,099	$138,148	$4,117	$(142,265)	$108,099

Comprehensive income	$107,677	$139,222	$1,697	$(140,919)	$107,677

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Nine months ended September 28, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$688,670	$25,042	$(10,247)	$703,465
Cost of products sold	—	283,571	12,487	(10,247)	285,811

Gross profit	—	405,099	12,555	—	417,654
Selling and administrative expenses	(588)	262,416	6,725	—	268,553
Gain on disposal of assets	—	(65)	—	—	(65)
Special charges	—	11,159	—	—	11,159

Operating income	588	131,589	5,830	—	138,007
Interest expense, net	114,891	100,751	264	(99,779)	116,127

(Loss) income before income taxes	(114,303)	30,838	5,566	99,779	21,880
(Benefit from) provision for income taxes	(11,480)	15,449	1,541	—	5,510

(Loss) income from continuing operations	(102,823)	15,389	4,025	99,779	16,370
(Loss) income from discontinued operations, net of tax	(17,816)	14,982	1,163	38	(1,633)
Earnings in subsidiary, net of tax	(135,376)	(5,188)	—	140,564	—

Net income	$14,737	$35,559	$5,188	$(40,747)	$14,737

Comprehensive income	$18,999	$37,462	$5,736	$(43,198)	$18,999

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

September 27, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$24,909	$997	$522	$—	$26,428
Accounts receivable, net	572	59,014	2,413	—	61,999
Inventories	—	66,301	2,692	—	68,993
Salespersons overdrafts, net	—	16,646	1,039	—	17,685
Prepaid expenses and other current assets	469	11,272	34	—	11,775
Income tax receivable	942	—	—	—	942
Intercompany receivable	15,862	3,459	—	(19,321)	—
Deferred income taxes	2,797	13,220	—	—	16,017
Current assets of discontinued operations	1,403	114	—	—	1,517

Total current assets	46,954	171,023	6,700	(19,321)	205,356
Property, plant and equipment, net	54	119,878	595	—	120,527
Goodwill	—	725,091	23,916	—	749,007
Intangibles, net	—	336,497	8,881	—	345,378
Deferred financing costs, net	25,106	—	—	—	25,106
Deferred income taxes	—	—	1,960	—	1,960
Intercompany receivable	170,317	34,621	58,094	(263,032)	—
Other assets	31,670	9,835	205	—	41,710
Investment in subsidiaries	937,563	94,745	—	(1,032,308)	—
Long-term assets of discontinued operations	—	1,000	—	—	1,000

	$1,211,664	$1,492,690	$100,351	$(1,314,661)	$1,490,044

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Short-term borrowings	$30,000	—	—	—	$30,000
Accounts payable	5,717	23,683	285	(1)	29,684
Accrued employee compensation and related taxes	5,914	16,565	516	—	22,995
Commissions payable	—	404	516	—	920
Customer deposits	—	53,679	2,435	—	56,114
Income taxes payable	(25,816)	25,991	(175)	—	—
Current portion of long-term debt and capital leases	7,760	2,247	4	—	10,011
Interest payable	37,900	80	—	—	37,980
Intercompany payable	1,266	16,098	1,956	(19,320)	—
Other accrued liabilities	4,313	12,829	46	—	17,188
Current liabilities of discontinued operations	6,738	(571)	—	—	6,167

Total current liabilities	73,792	151,005	5,583	(19,321)	211,059
Long-term debt and capital leases - less current maturities	1,488,477	2,821	23	—	1,491,321
Intercompany payable	34,621	210,553	—	(245,174)	—
Deferred income taxes	88	135,531	—	—	135,619
Pension liabilities, net	13,901	29,800	—	—	43,701
Other noncurrent liabilities	4,140	27,006	—	—	31,146
Long-term liabilities of discontinued operations	4,933	(1,589)	—	—	3,344

Total liabilities	1,619,952	555,127	5,606	(264,495)	1,916,190
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(408,299)	937,563	94,745	(1,050,166)	(426,157)

	$1,211,664	$1,492,690	$100,351	$(1,314,661)	$1,490,044

CONDENSED CONSOLIDATING BALANCE SHEET

December 28, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$83,633	$2,695	$9,714	$—	$96,042
Accounts receivable, net	750	56,295	1,810	—	58,855
Inventories	—	84,662	3,321	—	87,983
Salespersons overdrafts, net	—	23,036	1,285	—	24,321
Prepaid expenses and other current assets	857	15,541	38	—	16,436
Income tax receivable	11,502	—	—	—	11,502
Intercompany receivable	6,487	3,665	8	(10,160)	—
Deferred income taxes	7,236	12,934	—	—	20,170
Current assets of discontinued operations	229	47,026	24,090	(483)	70,862

Total current assets	110,694	245,854	40,266	(10,643)	386,171
Property, plant and equipment, net	77	124,225	775	—	125,077
Goodwill	—	725,091	23,989	—	749,080
Intangibles, net	—	339,497	9,442	—	348,939
Deferred financing costs, net	33,118	—	—	—	33,118
Deferred income taxes	—	—	2,025	—	2,025
Intercompany receivable	519,772	55,526	57,972	(633,270)	—
Other assets	1,211	9,334	—	—	10,545
Investment in subsidiaries	802,242	107,005	—	(909,247)	—
Long-term assets of discontinued operations	—	234,195	27,098	—	261,293

	$1,467,114	$1,840,727	$161,567	$(1,553,160)	$1,916,248

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$6,185	$21,858	$257	$(2)	$28,298
Accrued employee compensation and related taxes	7,929	18,226	581	—	26,736
Commissions payable	—	9,898	518	—	10,416
Customer deposits	—	161,906	6,625	—	168,531
Income taxes payable	(718)	718	40	—	40
Current portion of long-term debt and capital leases	10	2,621	2	—	2,633
Interest payable	33,616	86	—	—	33,702
Intercompany payable	73	1,195	8,890	(10,158)	—
Other accrued liabilities	3,003	20,102	243	—	23,348
Current liabilities of discontinued operations	9,799	22,975	16,752	(188)	49,338

Total current liabilities	59,897	259,585	33,908	(10,348)	343,042
Long-term debt and capital leases - less current maturities	1,865,229	2,348	—	—	1,867,577
Intercompany payable	40,461	577,904	15,200	(633,565)	—
Deferred income taxes	3,424	137,298	—	—	140,722
Pension liabilities, net	17,046	34,880	—	—	51,926
Other noncurrent liabilities	14,505	20,668	—	—	35,173
Long-term liabilities of discontinued operations	(710)	5,802	5,454	—	10,546

Total liabilities	1,999,852	1,038,485	54,562	(643,913)	2,448,986
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(532,749)	802,242	107,005	(909,247)	(532,749)

	$1,467,114	$1,840,727	$161,567	$(1,553,160)	$1,916,248

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended September 27, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$108,099	$138,148	$4,117	$(142,265)	$108,099
Other cash used in operating activities	(115,619)	(145,869)	(7,652)	142,265	(126,875)
Net cash (used in) provided by discontinued operations	(10,243)	13,769	(936)	—	2,590

Net cash (used in) provided by operating activities	(17,763)	6,048	(4,471)	—	(16,186)
Purchases of property, plant and equipment	—	(19,791)	—	—	(19,791)
Proceeds from sale of property and equipment	—	553	—	—	553
Intercompany (receivable) payable	(25,776)	1,566	—	24,210	—
Net cash used in (provided by) discontinued operations	334,491	8,959	(4,318)	—	339,132

Net cash provided by (used in) investing activities	308,715	(8,713)	(4,318)	24,210	319,894
Short-term borrowings	30,000	—	—	—	30,000
Repayments of long-term debt and capital leases	(1,043,234)	(2,485)	(2)	—	(1,045,721)
Proceeds from issuance of long-term debt	662,323	159	—	—	662,482
Intercompany payable	19,474	4,736	—	(24,210)	—
Excess tax benefit from share based arrangements	36	—	—	—	36
Distribution to shareholder	(1,121)	—	—	—	(1,121)
Debt financing costs	(17,154)	—	—	—	(17,154)
Net cash used in discontinued operations	—	(1,443)	(278)		(1,721)

Net cash (used in) provided by financing activities	(349,676)	967	(280)	(24,210)	(373,199)
Effect of exchange rate changes on cash and cash equivalents	—	—	(123)	—	(123)

Decrease in cash and cash equivalents	(58,724)	(1,698)	(9,192)	—	(69,614)
Cash and cash equivalents, beginning of period	83,633	2,695	9,714	—	96,042

Cash and cash equivalents, end of period	$24,909	$997	$522	$—	$26,428

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended September 28, 2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$14,737	$35,559	$5,188	$(40,747)	$14,737
Other cash used in operating activities	(9,253)	(52,301)	(2,968)	40,746	(23,776)
Net cash (used in) provided by discontinued operations	(5,920)	24,242	2,404	—	20,726

Net cash (used in) provided by operating activities	(436)	7,500	4,624	(1)	11,687
Purchases of property, plant and equipment	(62)	(19,692)	(29)	—	(19,783)
Proceeds from sale of property and equipment	—	1,257	—	—	1,257
Other investing activities, net	—	86	—	—	86
Net cash used in discontinued operations	—	(6,406)	(17,469)	—	(23,875)

Net cash used in investing activities	(62)	(24,755)	(17,498)	—	(42,315)
Short-term borrowings	24,000	—	—	—	24,000
Short-term repayments	(5,000)	—	—	—	(5,000)
Repayments of long-term debt and capital leases	(12,005)	(2,194)	(9)	—	(14,208)
Intercompany (receivable) payable	(37,873)	19,672	18,200	1	—
Net cash used in discontinued operations	—	(710)	(90)	—	(800)

Net cash (used in) provided by financing activities	(30,878)	16,768	18,101	1	3,992
Effect of exchange rate changes on cash and cash equivalents	—	—	(279)	—	(279)

(Decrease) increase in cash and cash equivalents	(31,376)	(487)	4,948	—	(26,915)
Cash and cash equivalents, beginning of period	48,590	3,286	8,320	—	60,196

Cash and cash equivalents, end of period	$17,214	$2,799	$13,268	$—	$33,281

19.	Subsequent Events

On November 3, 2014, Visant was advised of an estimated amount due related to the withdrawal liability of The Lehigh Press LLC from a multi-employer pension plan under which certain collectively bargained Lehigh Direct production employees participated. The withdrawal liability was triggered by the sale of the Lehigh Direct business in July 2014. Visant has reflected a charge of $3.4 million, net of tax, in its third fiscal quarter 2014 financials which was calculated based on information provided by the plan fund administrator. Visant anticipates paying the amount due in monthly installments over a period of 240 months beginning December 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expectations with respect to future cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but rather predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. Actual results may differ materially from current expectations depending upon a number of factors affecting our businesses. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors, in Part II of this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness and our ability to service the indebtedness;

•	our ability to implement our business strategy in a timely and effective manner;

•	competitive factors and pressures;

•	our ability to consummate acquisitions and dispositions on acceptable terms and to integrate acquisitions successfully and to achieve anticipated synergies;

•	global market and economic conditions;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	the seasonality of our businesses;

•	the loss of significant customers or customer relationships;

•	Jostens’ reliance on independent sales representatives;

•	our reliance on numerous complex information systems and associated security risks;

•	the amount of capital expenditures required at our businesses;

•	developments in technology and related changes in consumer behavior;

•	the reliance of our businesses on limited production facilities;

•	labor disturbances;

•	environmental obligations and liabilities;

•	risks associated with doing business outside the United States;

•	the enforcement of intellectual property rights;

•	the impact of changes in applicable law and regulations, including tax legislation;

•	the application of privacy laws and other related obligations and liabilities for our business;

•	control by our stockholders;

•	changes in market value of the securities held in our pension plans; and

•	our dependence on members of senior management.

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

GENERAL

We are a leading marketing and publishing services enterprise primarily servicing the school affinity, educational and trade publishing and packaging segments. Our parent company was created in October 2004 when affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III” and, together with KKR, the “Sponsors”) completed a series of transactions that combined Jostens, Von Hoffmann Corporation (“Von Hoffmann”) and Arcade (the “Transactions”). Visant was formed to create a platform of businesses with leading positions in attractive end market segments and to establish a highly experienced management team that could leverage a shared services infrastructure and capitalize on margin and growth opportunities. Since 2004, we have developed a unified marketing and publishing services organization with a leading and differentiated approach in each of our segments. Our management team has created and integrated central services and management functions and has reshaped the business to focus on the most attractive and highest growth market opportunities.

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

We have demonstrated our ability over the last ten years since our inception to execute acquisitions and dispositions that have allowed us to complement and expand our core capabilities, accelerate into market segment adjacencies, as well as enabled us to divest non-core businesses and deleverage. We anticipate that we will continue to pursue this strategy of consummating complementary acquisitions to support expansion of our product offerings and services, including to address marketplace dynamics, developments in technology and changing consumer behaviors, broaden our geographic reach and capture opportunities for synergies, as well as availing ourselves of strategic opportunities and market conditions for transacting businesses in the Visant portfolio.

Recent Developments

During the third quarter of 2014, we sold substantially all of the assets of our Lehigh Direct operations of The Lehigh Press LLC (“Lehigh”) subsidiary for $22.0 million, before customary working capital adjustments (the “Lehigh Transaction”). We applied the net proceeds from the sale to repayment of outstanding indebtedness under our senior secured credit facilities then in place.

On July 25, 2014, we entered into a definitive Omnibus Transaction Agreement (the “OTA”) to combine our Arcade business (“Arcade”) with the Bioplan business of OCM Luxembourg Ileos Holdings S.à.r.l. (“Ileos”) and Tripolis Holdings S.à.r.l. (“Luxco”) to form a new strategic venture under Luxco (the “Arcade Transaction”). The Arcade Transaction was completed on September 23, 2014, whereby in exchange for our contribution of 100% of the capital stock of Arcade, we received approximately $334.5 million in cash proceeds and a 25% minority equity interest in Luxco. Pursuant to the minority equity interest, we have certain minority voting rights and the right to designate two directors to the board of managers of Luxco so long as we maintain our ownership of the equity interest in Luxco. We used the proceeds of the Arcade Transaction to repay certain indebtedness in connection with the refinancing of our senior secured credit facilities discussed below. Our equity interest in Luxco will be accounted for under the equity method of accounting as prescribed by accounting principles generally accepted in the United States of America.

On September 23, 2014, we completed the refinancing of our senior secured credit facilities pursuant to which we terminated our existing senior secured credit agreement and entered into a new senior secured credit agreement (the “Credit Agreement”) with Visant Secondary Holdings Corp. (“Holdings” or “Visant Secondary”), the lending institutions from time to time parties thereto and Credit Suisse AG, as administrative agent and collateral agent (the “2014 Refinancing”). The

Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $880.0 million, consisting of a $775.0 million term loan facility (the “New Term Loan Facility”) and a $105.0 million revolving credit facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Credit Facilities”).

On November 3, 2014, our Phoenix Color Corp. subsidiary (“Phoenix Color”) completed a purchase of assets of Brady Palmer Label Corp., a provider of book components and labels (“Brady Palmer”). The existing Brady Palmer operations will be transitioned into Phoenix Color’s Hagerstown, Maryland facility over the next several months.

As a result of the completion of the Lehigh Transaction and the Arcade Transaction during the third quarter of 2014, effective for the quarterly period ended September 27, 2014, the results of these businesses, which comprised a portion of our Marketing and Publishing Services segment, have been reclassified on the consolidated statement of operations to a single line captioned “Income (loss) from discontinued operations, net.” Previously, the results of these businesses included certain allocated corporate costs, which costs have been reallocated to our remaining continuing operations on a retrospective basis, which continuing operations are now comprised of our Scholastic and Memory Book segments along with our book component and packaging operations, which are included under the renamed Publishing and Packaging Services segment. Our consolidated results for all periods disclosed in this report are exclusive of these discontinued operations. Further information regarding the presentation of our financial condition and results of operations for our continuing operations is provided elsewhere in this report in Note 4, Discontinued Operations, and this Item 2.

Our Segments

Our three reportable segments as of September 27, 2014 consisted of:

•	Scholastic—provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•	Memory Book—provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•	Publishing and Packaging Services—provides services in conjunction with the development, marketing, sale and production of books, book components and packaging.

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. Based on the seasonality of our cash flow, we traditionally borrow under our revolving credit facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and we repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received.

The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is in part attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate any continued volatility of precious metal costs and the impact on our manufacturing costs, we have entered into purchase commitments for gold which we believe will cover our need for gold for the remainder of fiscal 2014 and the first half of fiscal 2015.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. The continued cautious consumer spending environment also contributes to more constrained levels of spending on purchases in our Memory Book and Scholastic segments made directly by the student and parent. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect orders being placed by our Publishing and Packaging Services customers and volume in our elementary/high school publishing services products and services. Trade book publishing has been impacted by the shift towards digital books, which has negatively impacted our publishing services business in terms of fewer printed copies of books as well as shorter print runs. However, we believe that this trend has stabilized since 2013. To address changes in technology, consumer behavior and user preferences, we have continued to diversify, expand and improve our product and service offerings and the manner in which we sell our products and services, including through improved e-commerce tools.

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

As of November 4, 2014, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.1%, respectively, of Holdco’s voting interest, while each held approximately 44.7% of Holdco’s economic interest. As of November 4, 2014, the other co-investors held approximately 8.4% of the voting interest and approximately 9.1% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

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

On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, the value of goodwill and other intangibles, the recoverability of long-lived assets, pension and other postretirement benefits and income tax. We base our estimates and assumptions on historical experience, the use of independent third-party specialists and various other factors that are believed to be reasonable at the time the estimates and assumptions are made but which are uncertain and subject to a number of risks and uncertainties. Actual results may differ materially from these estimates and assumptions, including as a result of factors and conditions affecting our business.

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

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”), which requires entities to measure obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for interim and annual periods beginning on or after December 15, 2013 to be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption, with early adoption permitted. Our adoption of this guidance did not have a material impact on our financial statements.

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

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11 (“ASU 2013-11”), which provides guidance on the financial statement presentation of unrecognized tax benefits (“UTB”) when a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward exists. Under ASU 2013-11, an entity must present a UTB, or a portion of a UTB, in its financial statements as a reduction to a deferred tax asset (“DTA”) for a NOL carryforward, a similar tax loss or a tax credit carryforward, except when (1) a NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (2) the entity does not intend to use the DTA for this purpose. If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. ASU 2013-11 should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the guidance retrospectively to each prior reporting period presented. Our adoption of this guidance did not have a material impact on our financial statements.

On April 10, 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), which amends the definition of a discontinued operation in ASC 205-20, Discontinued Operations (“ASC 205-20”), and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 limits classification of a discontinued operation to a component or group of components disposed of or classified as held for sale which represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Before these amendments, ASC 205-20 neither required nor prohibited such presentation. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. We elected to early adopt the guidance and implemented ASU 2014-08 for the quarterly period ended September 27, 2014. Refer to Note 1, Overview and Basis of Presentation, and Note 4, Discontinued Operations, for further details.

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB codification. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 for public entities. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance of ASU 2014-09. We are currently evaluating the impact and disclosure of this guidance on our financial statements.

On June 19, 2014, the FASB issued Accounting Standards Update 2014-12 (“ASU 2014-12”), which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, with early adoption permitted. All entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of ASU 2014-12) or retrospectively. We are currently evaluating the impact and disclosure of this guidance on our financial statements.

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for all entities for reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the impact and disclosure of this guidance on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 27, 2014 Compared to the Three Months Ended September 28, 2013

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three-month periods ended September 27, 2014 and September 28, 2013. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Three months ended
In thousands	September 27, 2014	September 28, 2013	$ Change	% Change
Net sales	$124,107	$132,659	$(8,552)	(6.4%)
Cost of products sold	59,424	62,010	(2,586)	(4.2%)

Gross profit	64,683	70,649	(5,966)	(8.4%)
% of net sales	52.1%	53.3%

Selling and administrative expenses	62,831	68,353	(5,522)	(8.1%)
% of net sales	50.6%	51.5%

Gain on disposal of fixed assets	(150)	(70)	(80)	NM
Special charges	1,625	7,801	(6,176)	NM

Operating income (loss)	377	(5,435)	5,812	106.9%
% of net sales	0.3%	-4.1%

Interest expense, net	38,781	38,470	311	0.8%

Loss on repurchase and redemption of debt	26,593	—	26,593	NM

Loss before income taxes	(64,997)	(43,905)	(21,092)
Benefit from income taxes	(34,477)	(6,249)	(28,228)	(451.7%)

Loss from continuing operations	(30,520)	(37,656)	7,136	(19.0%)
Income from discontinued operations, net of tax	84,379	10,608	73,771	NM

Net income (loss)	$53,859	$(27,048)	$80,907	299.1%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Publishing and Packaging Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three-month periods ended September 27, 2014 and September 28, 2013. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	September 27, 2014	September 28, 2013	$ Change	% Change
Net sales
Scholastic	$40,854	$44,471	$(3,617)	(8.1%)
Memory Book	60,413	63,164	(2,751)	(4.4%)
Publishing and Packaging Services	23,181	25,193	(2,012)	(8.0%)
Inter-segment eliminations	(341)	(169)	(172)	NM

Net sales	$124,107	$132,659	$(8,552)	(6.4%)

Operating income (loss)
Scholastic	$(16,516)	$(19,163)	$2,647	13.8%
Memory Book	14,513	10,907	3,606	33.1%
Publishing and Packaging Services	2,380	2,821	(441)	(15.6%)

Operating income (loss)	$377	$(5,435)	$5,812	106.9%

Depreciation and amortization
Scholastic	$4,213	$5,110	$(897)	(17.6%)
Memory Book	4,826	6,243	(1,417)	(22.7%)
Publishing and Packaging Services	3,524	3,708	(184)	(5.0%)

Depreciation and amortization	$12,563	$15,061	$(2,498)	(16.6%)

NM = Not meaningful

Net Sales. Consolidated net sales from continuing operations decreased $8.6 million, or 6.4%, to $124.1 million for the third fiscal quarter ended September 27, 2014 compared to $132.7 million for the third fiscal quarter ended September 28, 2013.

Net sales for the Scholastic segment were $40.9 million for the third fiscal quarter of 2014, compared to $44.5 million for the third fiscal quarter of 2013. This decrease was primarily attributable to lower revenue from our professional championship products as well as lower volume in our base jewelry products.

Net sales for the Memory Book segment were $60.4 million for the third fiscal quarter of 2014, compared to $63.2 million for the third fiscal quarter of 2013. This decrease was primarily attributable to approximately $2.0 million of shipments shifting from July 2014 into the second quarter of 2014.

Net sales for the Publishing and Packaging Services segment for the third fiscal quarter of 2014 decreased $2.0 million to $23.2 million from $25.2 million for the third fiscal quarter of 2013. This decrease was primarily due to lower book component sales.

Gross Profit. Consolidated gross profit decreased $6.0 million, or 8.4%, to $64.7 million for the three months ended September 27, 2014 from $70.7 million for the three months ended September 28, 2013. The decrease in gross profit was primarily due to lower volumes across all segments. As a percentage of net sales, gross profit margin for the three months ended September 27, 2014 decreased to 52.1% from 53.3% for the comparative period in 2013.

Selling and Administrative Expenses. Selling and administrative expenses decreased $5.6 million, or 8.1%, to $62.8 million for the three months ended September 27, 2014 from $68.4 million for the comparative period in 2013. This decrease was primarily due to lower depreciation and amortization expense, lower commission expense in the Scholastic and Memory Book segments due to lower sales volume and the impact of cost saving initiatives.

Special Charges. For the three months ended September 27, 2014, we recorded $0.2 million of severance and related benefits associated with reductions in force in each of the Scholastic and Memory Book segments. Also included in special charges for the three months ended September 27, 2014 were $1.2 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 11 and 10 in the Scholastic and Memory Book segments, respectively.

For the three months ended September 28, 2013, we recorded a non-recurring charge of approximately $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007. Also included in special charges for the third fiscal quarter ended September 28, 2013 was $0.1 million of severance and related benefits associated with reductions in force in the Scholastic segment. Employee headcount reductions related to previously reported restructuring charges were seven in the Memory Book segment.

Operating Income (Loss). As a result of the foregoing, consolidated operating income increased $5.8 million to $0.4 million for the three months ended September 27, 2014 compared to an operating loss of $5.4 million for the comparable period in 2013.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	September 27, 2014	September 28, 2013	$ Change	% Change
Interest expense	$34,989	$35,245	$(256)	(0.7%)
Amortization of debt discount, premium and deferred financing costs	3,794	3,227	567	17.6%
Interest income	(2)	(2)	—	NM

Interest expense, net	$38,781	$38,470	$311	0.8%

NM = Not meaningful

Net interest expense increased $0.3 million to $38.8 million for the three months ended September 27, 2014 compared to $38.5 million for the comparative 2013 period. This slight increase in interest expense was primarily due to higher non-cash amortization for the three months ended September 27, 2014 as compared to the three months ended September 28, 2013.

Income Taxes. We recorded an income tax provision for the three months ended September 27, 2014 based on our best estimate of the consolidated effective tax rate applicable for the entire 2014 fiscal year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended September 27, 2014 and September 28, 2013 were 53.0% and 14.2%, respectively. The increase in the tax rate for the third quarter of 2014 compared to the third quarter of 2013 was due primarily to the favorable effect of the domestic manufacturing deduction, which is expected to become available to the Company in 2014 as the Company anticipates that the remaining net operating loss from 2011 will be fully utilized during 2014, and the settlement of the 2005 and 2006 income tax audits by the Internal Revenue Service (the “IRS”).

Income from Discontinued Operations. We consummated the sale of our Arcade business on September 23, 2014 recognizing a gain on the transaction of $96.3 million, net of taxes. Additionally, we sold substantially all of the assets of our Lehigh Direct business in July 2014 for a loss of $4.2 million, net of taxes. The operations of these businesses prior to sale resulted in a net loss of $7.8 million for the three months ended September 27, 2014 compared to net income of $10.6 million for the three months ended September 28, 2013. The net loss for the three months ended September 27, 2014 included a charge of $3.4 million, net of tax, related to the withdrawal liability of The Lehigh Press LLC from a multi-employer pension plan under which certain collectively bargained Lehigh Direct production employees participated. This withdrawal liability was triggered by the sale of the business in July 2014.

Net Income (Loss). As a result of the foregoing, we reported net income of $53.9 million for the three months ended September 27, 2014 compared to a net loss of $27.0 million for the three months ended September 28, 2013.

Nine Months Ended September 27, 2014 Compared to the Nine Months Ended September 28, 2013

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine-month periods ended September 27, 2014 and September 28, 2013. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Nine months ended
In thousands	September 27, 2014	September 28, 2013	$ Change	% Change
Net sales	$682,119	$703,465	$(21,346)	(3.0%)
Cost of products sold	274,287	285,811	(11,524)	(4.0%)

Gross profit	407,832	417,654	(9,822)	(2.4%)
% of net sales	59.8%	59.4%
Selling and administrative expenses	244,725	268,553	(23,828)	(8.9%)
% of net sales	35.9%	38.2%
Gain on disposal of fixed assets	(475)	(65)	(410)	NM
Special charges	7,224	11,159	(3,935)	NM

Operating income	156,358	138,007	18,351	13.3%
% of net sales	22.9%	19.6%
Interest expense, net	116,179	116,127	52	0.0%
Loss on repurchase and redemption of debt	26,593	—	26,593	NM

Income before income taxes	13,586	21,880	(8,294)	(37.9%)
Provision for income taxes	1,150	5,510	(4,360)	(79.1%)

Income from continuing operations	12,436	16,370	(3,934)	(24.0%)
Income (loss) from discontinued operations, net of tax	95,663	(1,633)	97,296	NM

Net income	$108,099	$14,737	$93,362	633.5%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Publishing and Packaging Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine-month periods ended September 27, 2014 and September 28, 2013. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Nine months ended
	September 27,	September 28,
In thousands	2014	2013	$ Change	% Change
Net sales
Scholastic	$307,119	$317,194	$(10,075)	(3.2%)
Memory Book	306,037	316,583	(10,546)	(3.3%)
Publishing and Packaging Services	69,795	70,092	(297)	(0.4%)
Inter-segment eliminations	(832)	(404)	(428)	NM

Net sales	$682,119	$703,465	$(21,346)	(3.0%)

Operating income
Scholastic	$26,565	$24,591	$1,974	8.0%
Memory Book	123,444	108,693	14,751	13.6%
Publishing and Packaging Services	6,349	4,723	1,626	34.4%

Operating income	$156,358	$138,007	$18,351	13.3%

Depreciation and amortization
Scholastic	$13,102	$21,535	$(8,433)	(39.2%)
Memory Book	14,541	25,664	(11,123)	(43.3%)
Publishing and Packaging Services	10,389	11,660	(1,271)	(10.9%)

Depreciation and amortization	$38,032	$58,859	$(20,827)	(35.4%)

NM = Not meaningful

Net Sales. Consolidated net sales from continuing operations decreased $21.4 million, or 3.0%, to $682.1 million for the nine months ended September 27, 2014 compared to $703.5 million for the prior year comparable period.

Net sales for the Scholastic segment for the nine months ended September 27, 2014 decreased by $10.1 million, or 3.2%, to $307.1 million, compared to $317.2 million for the nine months ended September 28, 2013. This decrease was primarily attributable to lower volume in our base jewelry and announcement products.

Net sales for the Memory Book segment for the nine months ended September 27, 2014 decreased by $10.6 million, or 3.3%, to $306.0 million, compared to $316.6 million for the nine months ended September 28, 2013. This decrease was primarily attributable to lower yearbook volume.

Net sales for the Publishing and Packaging Services segment decreased less than 1.0% to $69.8 million for the nine months ended September 27, 2014, compared to $70.1 million for the nine months ended September 28, 2013.

Gross Profit. Consolidated gross profit decreased $9.9 million, or 2.4%, to $407.8 million for the nine months ended September 27, 2014 from $417.7 million for the nine-month period ended September 28, 2013. This decrease was primarily due to lower sales volume in our Memory Book and Scholastic segments. As a percentage of net sales, gross profit margin increased slightly to 59.8% for the nine months ended September 27, 2014 from 59.4% for the comparative period in 2013.

Selling and Administrative Expenses. Selling and administrative expenses decreased $23.9 million, or 8.9%, to $244.7 million for the nine months ended September 27, 2014 from $268.6 million for the corresponding period in 2013. This decrease was primarily due to lower depreciation and amortization expense of approximately $19.3 million. Additionally, included in the first nine months of 2013 was an aggregate of $4.2 million of non-recurring employment expense related to certain executive transitions. Excluding the impact of the lower depreciation and amortization and non-recurring employment expense, selling and administrative expenses for the nine months ended September 27, 2014 decreased approximately $0.4 million compared to the nine months ended September 28, 2013, primarily due to lower commission expense in the Scholastic and Memory Book segments due to lower sales, offset by certain one-time acquisition costs.

Special Charges. During the nine-month period ended September 27, 2014, we recorded $3.2 million, $0.9 million and $0.1 million of severance and related benefits associated with reductions in force in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. Also included in special charges for the nine months ended September 27, 2014 were $3.0 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 196, 16 and one in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

During the nine-month period ended September 28, 2013, we recorded a non-recurring charge of approximately $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 and $0.7 million of non-cash asset impairment charges associated with the consolidation of our Topeka, Kansas facility. Also included in special charges for the nine months ended September 28, 2013 were $1.9 million, $0.8 million and $0.1 million of severance and related benefits associated with reductions in force in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. The associated employee headcount reductions related to the above actions were 103, 14 and five in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income increased $18.4 million to $156.4 million for the nine months ended September 27, 2014 compared to $138.0 million for the comparable period in 2013. As a percentage of net sales, operating income was 22.9% and 19.6% for the nine-month periods ended September 27, 2014 and September 28, 2013, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

	Nine months ended
In thousands	September 27, 2014	September 28, 2013	$ Change	% Change
Interest expense	$105,702	$106,166	$(464)	(0.4%)
Amortization of debt discount, premium and deferred financing costs	10,484	9,970	514	5.2%
Interest income	(7)	(9)	2	NM

Interest expense, net	$116,179	$116,127	$52	0.0%

NM = Not meaningful

Net interest expense increased $0.1 million to $116.2 million for the nine months ended September 27, 2014 compared to $116.1 million for the comparative prior year period. This slight increase in interest expense was primarily due to higher non-cash amortization for the nine months ended September 27, 2014 as compared to the nine months ended September 28, 2013.

Income Taxes. We recorded an income tax provision for the nine months ended September 27, 2014 based on our best estimate of the consolidated effective tax rate applicable for the entire 2014 fiscal year and giving effect to tax adjustments considered a period expense or benefit. The effective tax rates for the nine months ended September 27, 2014 and September 28, 2013 were 8.5% and 25.2%, respectively. The decrease in the tax rate for the nine-month period ended September 27, 2014 as compared to the nine-month period ended September 28, 2013, was primarily due to the favorable effect of the domestic manufacturing deduction, which is expected to become available to the Company in 2014 as the Company anticipates utilizing the remaining net operating loss from 2011 during 2014, and the settlement of the 2005 and 2006 income tax audits by the IRS.

Income (Loss) from Discontinued Operations. We consummated the sale of our Arcade business on September 23, 2014, recognizing a gain on the transaction of $96.3 million, net of taxes. Additionally, we sold substantially all of the assets of our Lehigh Direct business in July 2014 for a loss of $4.2 million, net of taxes. The operations of these businesses prior to sale resulted in net income of $3.5 million for the nine months ended September 27, 2014 compared to a net loss of $1.6 million for the nine months ended September 28, 2013. The net income for the nine months ended September 27, 2014 included a charge of $3.4 million, net of tax, related to the withdrawal liability of The Lehigh Press LLC from a multi-employer pension plan under which certain collectively bargained Lehigh Direct production employees participated. This withdrawal liability was triggered by the sale of the business in July 2014.

Net Income. As a result of the above, we reported net income of $108.1 million for the nine months ended September 27, 2014 compared to net income of $14.7 million for the nine months ended September 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity for the first nine months of fiscal 2014 and 2013 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Nine months ended
In thousands	September 27, 2014	September 28, 2013
Net cash (used in) provided by operating activities	$(16,186)	$11,687
Net cash provided by (used in) investing activities	319,894	(42,315)
Net cash (used in) provided by financing activities	(373,199)	3,992
Effect of exchange rate changes on cash	(123)	(279)

Increase in cash and cash equivalents	$(69,614)	$(26,915)

For the nine months ended September 27, 2014, cash used in operating activities was $16.2 million compared to cash provided by operating activities of $11.7 million for the comparative 2013 period. Included in cash flows from operating activities was cash provided by discontinued operations of $2.6 million and $20.7 million for the nine-month periods ended September 27, 2014 and September 28, 2013, respectively. Consequently, the cash used in continuing operations was $18.8 million and $9.0 million for the first nine months of 2014 and 2013, respectively. The decrease in cash from continuing operations was primarily attributable to timing of cash interest, lower cash earnings and higher cash taxes, as cash taxes for the comparable 2013 period were reduced by available net operating loss carryforwards. This reduction was partially offset by timing of cash flows from changes in our working capital requirements.

Net cash provided by investing activities for the nine months ended September 27, 2014 was $319.9 million compared with cash used in investing activities of $42.3 million for the comparative 2013 period. This increase was primarily due to aggregate cash proceeds from the sales of our Arcade and Lehigh businesses of approximately $351.4 million.

Net cash used in financing activities for the nine months ended September 27, 2014 was $373.2 million, compared with cash provided by financing activities of $4.0 million for the comparative 2013 period. Net cash used in financing activities for the nine months ended September 27, 2014 primarily consisted of the repayment of long-term debt in connection with the 2014 Refinancing, including $1,140.4 million previously outstanding under our prior term loan credit facility as well as payments under equipment financing arrangements and capital lease obligations. Additionally, $17.2 million of cash was used to pay debt financing costs and related expenses. This was offset by net proceeds from the entry into the New Term Loan Facility and $30.0 million of short-term borrowings under our New Revolving Credit Facility. Visant also transferred approximately $1.1 million of cash through Visant Secondary to Holdco to allow Holdco to settle equity interests with certain former managers and pay normal operating expenses. Net cash provided by financing activities for the nine months ended September 28, 2013 included approximately $24.0 million of short-term borrowings under the prior revolving credit facility. This was offset by an aggregate payment of $12.0 million under the then outstanding prior term loan credit facility, inclusive of a voluntary pre-payment of $1.3 million and a payment of $10.7 million under the excess cash flow provisions of the prior term loan credit facility, $2.2 million of repayments of long-term debt related to equipment financing arrangements and capital lease obligations and $5.0 million of short-term borrowing repayments.

We use cash generated from operations primarily for debt service obligations and capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on- hand and, if consummated, future financings. Based upon the current level of operations, management expects our cash flows from operations along with availability under the New Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt service and retirement obligations and related costs, and capital spending for the foreseeable future. To the extent we make additional acquisitions, we may require additional term loan borrowings under the New Credit Facilities or new sources of funding, including additional debt or equity financing or some combination thereof, subject to the limitations of our existing debt instruments.

Based on the seasonality of our cash flow, we traditionally borrow under our revolving credit facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segments are received.

We have substantial debt service requirements and are highly leveraged. As of September 27, 2014, we had total indebtedness of $1,546.8 million, including $775.0 million outstanding under the New Term Loan Facility, $736.7 million aggregate principal amount of Senior Notes, $30.0 million outstanding under the New Revolving Credit Facility, $5.1 million of outstanding borrowings under capital lease and equipment financing arrangements and exclusive of $20.8 million of standby letters of credit outstanding and $15.5 million of original issue discount related to the New Term Loan Facility. Our cash and cash equivalents as of September 27, 2014 totaled $26.4 million. As of September 27, 2014, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated first lien secured debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the New Credit Facilities, which included $54.2 million of available borrowings (net of standby letters of credit) under the $105.0 million New Revolving Credit Facility as of September 27, 2014.

Our liquidity and our ability to fund our capital requirements will depend on the credit markets and our financial condition. The extent of any impact of credit market conditions on our liquidity and ability to fund our capital requirements or to undertake future financings will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. Any refinancing of our debt could be on less favorable terms, including becoming subject to higher interest rates. In addition, the terms of our existing or future debt instruments, including the New Credit Facilities or any replacement senior secured credit facilities and the indenture governing the Senior Notes, may restrict certain of our alternatives. We anticipate that, to the extent additional liquidity is necessary to fund our operations or make acquisitions, it would be funded through additional borrowings under our senior secured credit facilities, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. The possibility of consummating any such financing will be subject to conditions in the capital markets at such time. We may not be able to obtain this additional liquidity when needed on terms acceptable to us or at all.

As market conditions warrant, we and our Sponsors, and their affiliates, have and may from time to time in the future redeem or repurchase debt securities, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise subject to the terms of applicable contractual restrictions. We cannot give any assurance as to whether or when such repurchases or exchanges will occur and at what price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk during the quarter ended September 27, 2014. During the first nine months of 2014, the price of gold remained volatile. To mitigate the continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover our needs for the remainder of fiscal 2014 and the first half of fiscal 2015. For additional information, refer to the discussion under Part I, Item 1, Note 12,

Commitments and Contingencies, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, elsewhere in this report and Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

During the quarter ended September 27, 2014, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our consolidated financial results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and other matters set forth in this Quarterly Report on Form 10-Q. The following risk factors supersede the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. These risk factors should be read in conjunction with the other information contained in our other SEC filings. You should carefully consider all of these risks.

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

We face competition in our businesses from a number of companies, some of which have substantial financial and other resources. Our future financial performance will depend, in large part, on our ability to maintain an advantageous market position. It is possible that certain of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can. We expect to meet significant competition from existing competitors with entrenched positions as well as from new entrants and channels of competition, both with respect to our existing product and service lines and new products and services. Further, competitors might diversify and expand their product or service offerings, either through internal product development or acquisitions of our direct competitors. These competitors could introduce products or services or establish prices for their products or services in a manner that could adversely affect our ability to compete or could otherwise result in downward pressure on pricing. To maintain a competitive advantage, we may need to increase our investment in product and service development, manufacturing capabilities and sales and marketing and will need to continue to improve our cost structure and operating efficiencies. Increases in competition could have a material and adverse effect on our business, results of operations, cash flows and financial condition.

We may not be able to consummate additional acquisitions and dispositions on acceptable terms or at all. Furthermore, we may not be able to integrate acquisitions successfully and achieve anticipated synergies, and the acquisitions and dispositions we pursue could disrupt our business and harm our financial condition and operating results.

As part of our business strategy, we expect to continue to pursue strategic acquisitions and dispositions in order to benefit from synergies, leverage our existing infrastructure, broaden our product and service offerings and focus on our higher growth businesses. Acquisitions and dispositions could involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse developments with respect to our results of operations as a result of an acquisition which may require us to incur charges and/or substantial debt or liabilities;

•	disruption of our ongoing business and diversion of resources and management attention from existing businesses and strategic matters;

•	difficulty with assimilation and integration of operations, technologies, products, personnel or financial or other systems;

•	increased expenses, including compensation expenses resulting from newly hired employees and/or workforce integration and restructuring;

•	disruption of relationships with current and new personnel, customers and suppliers;

•	integration challenges related to implementing or improving internal controls, procedures and/or policies at a business that prior to the acquisition lacked the same level of controls, procedures and/or policies;

•	the assumption of certain known and unknown liabilities of the acquired business;

•	regulatory challenges or resulting delays; and

•	potential disputes (including with respect to indemnification claims) with the buyers of disposed businesses or with the sellers of acquired businesses, technologies, services or products.

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

We are dependent upon the availability of raw materials to produce our products. The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semi-precious and synthetic stones. The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. From time to time, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated quantity needed to satisfy projected customer demand. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. Our Publishing and Packaging Services business primarily uses paper, ink and adhesives. The price and availability of these raw materials are affected by numerous factors beyond our control. These factors include:

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

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 46% of our annual net sales from continuing operations for fiscal year 2013 during the second quarter of our fiscal year and a majority of our annual cash flow from operations during the fourth quarter of our fiscal year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.

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

We have significant customer concentration within our Publishing and Packaging Services segment. Our top five customers in our cover and component business represented approximately 61% of our net sales within our Publishing and Packaging Services segment for 2013. Customers in our cover and component business include the three major educational textbook publishers, Pearson, Houghton Mifflin Harcourt and McGraw-Hill, all of whom have written agreements with us for committed volume. Any significant cancellation, deferral or reduction in the quantity or type of product sold to these principal Publishing and Packaging Services customers or a significant number of smaller customers, including as a result of our failure to perform, the impact of economic weakness and challenges on their businesses, a change in buying habits, further industry consolidation or the impact of the shift to alternative methods of content delivery to customers, could have a material adverse effect on the business, results of operations, cash flows and financial condition of our Publishing and Packaging Services segment.

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

We are required to invest capital in order to expand and update our capabilities in our businesses. We expect our capital expenditure requirements in the Jostens business to continue to relate primarily to capital improvements and growth initiatives, including digital and e-commerce initiatives and information technology. Our capital expenditure requirements in the Publishing and Packaging Services segment primarily relate to efforts to maintain efficiency and innovation and technological advancement in order to remain competitive. Changing competitive conditions or the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in additional production technology in order to remain competitive. If we are unable to fund any such investment, including as a result of constraints in the availability of capital, or otherwise fail to invest in new technologies, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

Our businesses are subject to changes arising from developments in technology and changes in consumer behavior facilitated by these developments that could render our products obsolete or reduce product consumption.

Emerging technologies, including those involving the Internet, social networking and alternative methods of content delivery, have resulted in new distribution channels and new products and services being provided that compete with our products and services. As a result of these factors, our ability to compete effectively and our growth and future financial performance depend on our ability to develop and market new products and services to address the new technologies and distribution channels, and to diversify, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer and consumer preferences and demands, including through the use of the Internet, social networking or alternative methods of content delivery. Accepted methods for delivery of media content that serve as an alternative to obtaining products or services from us may impact our business. Alternative content delivery that replaces traditional print formats, such as printed books, may also impact demand for products and services in our Publishing and Packaging Services segment which are designed for use in traditional print formats.

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

We are dependent on certain key production facilities. Our book component, jewelry and graduation products are each produced in dedicated facilities. Any disruption of production capabilities due to unforeseen events at any of our key dedicated facilities could adversely affect our business, results of operations, cash flows and financial condition.

A deterioration in labor relations or labor availability could have an adverse impact on our operations.

As of September 27, 2014, we had approximately 3,265 full-time employees. As of September 27, 2014, approximately 16 of Jostens’ full-time employees were represented under a collective bargaining agreement that expires in June 2016. We routinely rely on seasonal employees to augment our workforce to meet our regular seasonal demand. Many of our seasonal employees return year after year, allowing us to enjoy the benefits of a well-trained seasonal workforce.

We may not be able to negotiate future labor agreements on satisfactory terms. If any of the employees covered by the collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience disruptions to our operations and/or higher ongoing labor costs, which could adversely affect our business, results of operations, cash flows and financial condition. In addition, if other of our employees were to become unionized, we could experience further disruptions to our operations and/or higher ongoing labor costs, which could adversely affect our business, results of operations, cash flows and financial condition. Given the seasonality of our businesses, we utilize a high percentage of seasonal and temporary employees to maximize efficiency and manage our costs. If these seasonal or temporary employees were to become unavailable to us on acceptable terms, we may not be able to find replacements in a timely or cost effective manner, which could adversely impact our business, financial condition and results of operations.

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

Certain of our businesses manufacture and/or sell products and services outside the United States. Accordingly, we are subject to risks inherent in conducting business outside the United States, including the impact of complying with varying local economic, governmental, political, regulatory, tax and currency requirements which are often complex and subject to variation and unexpected change, interactions with third parties in the countries in which we operate, labor practices and difficulties in staffing and managing foreign operations and the risks and costs associated with the importation and exportation of goods. A determination that our operations or activities are not, or were not, in compliance with applicable laws or regulations, including those of the respective host country, could result in legal proceedings and the imposition of substantial fines, the interruption of business and the loss of supplier, vendor or other third-party relationships, and as a result our business, results of operations, cash flows and financial condition could be adversely affected.

We are subject to risks that our intellectual property may not be adequately protected, and we may be adversely affected by the intellectual property rights of others.

We rely on a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and other methods to establish and protect our intellectual property, know-how and trade secrets, particularly in our Memory Book and Scholastic segments. We generally enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or may otherwise infringe, impair, misappropriate, dilute or violate our intellectual property rights. In addition, portions of our manufacturing processes involved in the production of our products and services are not covered by any patent or patent application. Furthermore, the patents that we use in our businesses will expire over time. Our ongoing research and development efforts may not result in new proprietary processes or products. Our competitors may independently develop equivalent or superior know-how, trade secrets or other proprietary processes or production methods as compared to those employed by us.

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

We are highly leveraged. As of September 27, 2014, total indebtedness for Visant and its guarantors was $1,546.8 million, including $775.0 million under the New Term Loan Facility, $736.7 million principal amount outstanding under our Senior Notes, $30.0 million outstanding under the New Revolving Credit Facility and $5.1 million of outstanding borrowings under capital lease and equipment financing arrangements and exclusive of $20.8 million of standby letters of credit outstanding and $15.5 million of original issue discount related to the New Term Loan Facility. As of September 27, 2014, Visant had availability of $54.2 million (net of standby letters of credit of $20.8 million) under its $105.0 million New Revolving Credit Facility expiring in 2019 (or, if greater than $250.0 million of Senior Notes remain outstanding on July 2, 2017, expiring on July 2, 2017) and cash and cash equivalents totaling $26.4 million. Total outstanding indebtedness (inclusive of letters of credit) for Visant and its guarantors represented approximately 149.8% of its total consolidated capitalization at September 27, 2014.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under agreements governing our indebtedness;

•	require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our businesses and in the industries in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Credit Facilities, are at variable rates of interest;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other purposes;

•	place us at a disadvantage compared to our competitors who have less debt; and

•	increase our cost of borrowing.

Any of the above listed factors could materially adversely affect our business, results of operations, cash flows and financial condition. Furthermore, our interest expense could increase if interest rates increase, because the entire amount of our debt under our New Revolving Credit Facility and approximately $275.0 million of the $775.0 million New Term Loan Facility maturing in 2021 (or, if greater than $250.0 million of Senior Notes remain outstanding on July 2, 2017, expiring on July 2, 2017) bears interest at a variable rate, and, in the case of the New Revolving Credit Facility, is subject to adjustment based on a leverage-based pricing grid.

In 2011, we entered into pay-fixed/receive-floating interest rate swap transactions (the “Swap Transactions”) in an aggregate initial notional principal amount of $600.0 million with respect to our variable rate term loan indebtedness under our senior secured credit facilities (of which the Company had an aggregate notional amount of $500.0 million outstanding as of September 27, 2014). Each of the Swap Transactions was effective January 3, 2012, has a maturity date of July 5, 2016, and is designed to mitigate the effect of increases in interest rates between the effective date of the Swap Transactions and their maturity or earlier termination.

If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, we may be able to incur significant additional indebtedness in the future. For example, we may seek to obtain additional loans under the Credit Agreement in an aggregate principal amount that may exceed $125.0 million, which additional loans will have the same security and guarantees as the Credit Agreement. Although the indenture governing the Senior Notes and the Credit Agreement contain restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of important qualifications and exceptions, and under certain circumstances, the indebtedness incurred in compliance with those restrictions could be substantial. A portion of such additional indebtedness may be senior secured indebtedness and, as a result, would be effectively senior to the Senior Notes and the subsidiary guarantees by the guarantors to the Senior Notes. To the extent we incur additional indebtedness, the risks described above will increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, results of operations, cash flows and financial condition.

Visant is a highly leveraged company and requires a significant amount of cash to meet its debt service obligations. The annual payment obligations for 2013 with respect to existing indebtedness consisted of approximately $138.3 million of interest payments on the prior term loan credit facility, the Senior Notes, and an aggregate of $4.9 million under capital lease and equipment financing obligations. Payment obligations for the nine months ended September 27, 2014 with respect to our indebtedness consisted of approximately $98.4 million of interest payments on the prior term loan credit facility, the Senior Notes, and an aggregate of $4.1 million under capital lease and equipment financing obligations. Our ability to make required interest payments and payments with respect to the principal amount of our debt obligations primarily depends upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. Economic weakness and uncertainty, including decreases in spending by or changes in buying habits of the customers we serve, may significantly impact our ability to generate funds from operations.

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

Repayment of our debt, including the Senior Notes and the Credit Agreement, is dependent on cash flow generated by our subsidiaries.

Visant is a holding company, and all of its assets are owned by its subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to Visant, by dividend, debt repayment or otherwise. Visant’s non-guarantor subsidiaries do not have any obligation to pay amounts due on the Senior Notes or to make funds available for that purpose. Visant’s non-guarantor subsidiaries may not be able, or may not be permitted, to make distributions to enable Visant to make payments in respect of its indebtedness, including the Senior Notes. Each of Visant’s subsidiaries is a distinct legal entity, and legal and contractual restrictions may limit Visant’s ability to obtain cash from its subsidiaries. While the indenture governing the Senior Notes and the Credit Agreement limit the ability of Visant’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to Visant, these limitations are subject to qualifications and exceptions. In addition, Visant’s guarantor subsidiaries may have their obligations under the guarantees of the Senior Notes reduced to insignificant amounts pursuant to the terms of the guarantees or subordinated if the guarantees are held to violate applicable fraudulent conveyance laws. If Visant does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its indebtedness, including the Credit Agreement and the Senior Notes.

Restrictive covenants in our and our subsidiaries’ debt instruments may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. Failure to comply with these covenants may result in the acceleration of our indebtedness.

The Credit Agreement and the indenture governing the Senior Notes contain, and any future indebtedness of Visant or of its subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our long-term best interests.

The Credit Agreement include financial covenants, including requirements that Visant maintain a minimum consolidated first lien secured debt to consolidated EBITDA ratio, which financial covenant will become more restrictive over time. In addition, the Credit Agreement requires that we use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under the Credit Agreement.

The Credit Agreement and the indenture governing the Senior Notes also include covenants restricting, among other things, our ability to: create liens; incur indebtedness (including guarantees, debt incurred by direct or indirect subsidiaries, and obligations in respect of foreign currency exchange and other hedging arrangements); pay dividends, or make redemptions and repurchases with respect to capital stock; prepay, or make redemptions and repurchases with respect to subordinated indebtedness; make loans and investments; engage in mergers, acquisitions, asset sales, and transactions with affiliates and change the business conducted by us.

Any default under the agreements governing our indebtedness, including a default under the Credit Agreement, that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the Senior Notes and could substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the agreements governing our indebtedness, including the covenants contained in the Credit Agreement, we would be in default under the terms of the agreements governing such indebtedness. If any such default occurs, the lenders under the Credit Agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under the Senior Notes. The lenders under the Credit Agreement will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities. These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans under our Credit Agreement were fully drawn, each quarter point change in interest rates (above the LIBOR floor and exclusive of the impact of our outstanding Swap Transactions) would result in a $2.1 million change in annual interest expense on our indebtedness under our Credit Agreement. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither Visant’s nor Holdco’s equity securities are registered pursuant to Section 12 of the Exchange Act. For the third fiscal quarter ended September 27, 2014, neither we nor Holdco issued or sold any equity securities.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.).

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(1)	By-Laws of Visant Corporation.

3.4(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

10.1(4)	Omnibus Transaction Agreement by and among OCM Luxembourg Ileos Holdings S.à.r.l., Visant Corporation and Tripolis Holdings S.à.r.l., dated July 25, 2014.

10.2(5)	Credit Agreement, dated September 23, 2014, among Visant Corporation, Visant Secondary Holdings Corp., the lending institutions from time to time parties thereto and Credit Suisse AG, as administrative agent and collateral agent.

10.3(6)	Separation Agreement dated as of October 14, 2014, by and among Visant Holding Corp., Visant Corporation and Marie D. Hlavaty.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations and Comprehensive Loss (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Visant Corporation’s Form S-4 (File no. 333-120386), filed on November 12, 2004.
(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(3)	Incorporated by reference to Visant Corporation’s Form 10-K, filed on March 28, 2014.
(4)	Incorporated by reference to Visant Corporation’s Form 8-K filed on July 30, 2014.
(5)	Incorporated by reference to Visant Corporation’s Form 8-K filed on September 29, 2014.
(6)	Incorporated by reference to Visant Corporation’s Form 8-K filed on October 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: November 12, 2014	/s/ Marc L. Reisch
Marc L. Reisch
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2014	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)