Form 10-K
period 2015-01-03
VISANT CORP
filed 2015-03-31
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 24, 2015, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

Documents incorporated by reference: None

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expectations with respect to future cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but rather predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “potential”, “possible”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under, Part I, Item 1A. Risk Factors, in addition to those discussed elsewhere in this report.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We therefore file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our Internet website at http://www.visant.net our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act that are filed with the SEC. These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. From time to time, we may use our Internet website as a channel of distribution of material company information. Financial and other material information regarding us is routinely posted on our website and is readily accessible. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. In addition, the SEC maintains an Internet site at http://www.sec.gov which contains periodic reports and other information regarding issuers that file electronically.

PART I

Except where otherwise indicated or unless the context otherwise requires, any reference in this report to (1) the “Company,” “we,” “our,” “us,” “Issuer” or “Visant” refers to Visant Corporation, (2) “Visant Secondary” or “Holdings” refers to Visant Secondary Holdings Corp., our direct parent company, (3) “Holdco,” “our parent” or “our parent company” refers to Visant Holding Corp., our indirect parent company, together with Visant and its consolidated subsidiaries, (4) “Jostens” refers to Jostens, Inc. and its subsidiaries, (5) “Neff” refers to Neff Holding Company together with Neff Motivation, Inc. and its subsidiaries and (6) “Phoenix Color” refers to Phoenix Color Corp. and its subsidiaries. Visant Secondary holds 100% of the outstanding capital stock of Visant, and Holdco holds 100% of the outstanding capital stock of Visant Secondary. All references to a particular fiscal year are to the four fiscal quarters ended the Saturday nearest to December 31st.

ITEM 1.	BUSINESS

Overview

We are a leading marketing and publishing services enterprise primarily servicing the school affinity, educational and trade publishing and packaging segments. Our parent company was created in October 2004 when affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III” and, together with KKR, the “Sponsors”) completed a series of transactions that combined Jostens, Von Hoffmann Corporation (“Von Hoffmann”) and AKI, Inc. (“Arcade”) (the “Transactions”). Visant was formed to create a platform of businesses with leading positions in attractive end market segments and to establish a highly experienced management team that could leverage a shared services infrastructure and capitalize on margin and growth opportunities.

We sell our products and services to end customers through several different sales channels, including independent sales representatives and dedicated employed sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, the cost of raw materials, school population trends, the availability of school funding, product and service offerings and quality and price. Visant (formerly known as Jostens IH Corp.) was originally incorporated in Delaware in 2003.

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

Recent Developments

During the third quarter of 2014, we sold substantially all of the assets of the Lehigh Direct operations of our The Lehigh Press LLC subsidiary (“Lehigh”) for $22.0 million, before customary working capital adjustments (the “Lehigh Transaction”). We applied the net proceeds from the sale to repayment of outstanding indebtedness under our senior secured credit facilities then in place.

On July 25, 2014, we entered into a definitive Omnibus Transaction Agreement (the “OTA”) to combine our Arcade business with the Bioplan business of OCM Luxembourg Ileos Holdings S.à.r.l. (“Ileos”) and Tripolis Holdings S.à.r.l. (“Luxco”) to form a new strategic venture under Luxco (the “Arcade Transaction”). The Arcade Transaction was completed on September 23, 2014, whereby in exchange for our contribution of 100% of the capital stock of Arcade, we received approximately $334.5 million in cash proceeds and a 25% minority equity of Luxco. Pursuant to the minority equity interest, we have certain minority voting rights and the right to designate two directors to the board of managers of Luxco so long as we maintain a particular level of ownership in the equity interest in Luxco. We used the proceeds of the Arcade Transaction to repay certain indebtedness in connection with the refinancing of our senior secured credit facilities discussed below. Our equity interest in Luxco is accounted for under the equity method of accounting as prescribed by accounting principles generally accepted in the United States of America.

On September 23, 2014, we completed the refinancing of our senior secured credit facilities pursuant to which we terminated our existing senior secured credit agreement and entered into a new senior secured credit agreement (the “Credit Agreement”) with Visant Secondary, the lending institutions from time to time parties thereto and Credit Suisse AG, as administrative agent and collateral agent (the “2014 Refinancing”). The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $880.0 million, consisting of a $775.0 million term loan facility (the “New Term Loan Facility”) and a $105.0 million revolving credit facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Credit Facilities”).

On November 3, 2014, our Phoenix Color Corp. subsidiary (“Phoenix Color”) completed a purchase of assets of Brady Palmer Label Corp., a provider of book components and labels (“Brady Palmer”). The existing Brady Palmer operations have been transitioned into Phoenix Color’s Hagerstown, Maryland facility.

As a result of the completion of the Lehigh Transaction and the Arcade Transaction during the third quarter of 2014, effective for the quarterly period ended September 27, 2014, the results of these businesses, which comprised a portion of our Marketing and Publishing Services segment, have been reclassified on the consolidated statement of operations to a single line captioned “Income (loss) from discontinued operations, net.” Previously, the results of these businesses included certain allocated corporate costs, which costs have been reallocated to our remaining continuing operations on a retrospective basis, which continuing operations are now comprised of our Scholastic, Memory Book and Publishing and Packaging Services segments. Our consolidated results for all periods disclosed in this report are exclusive of these discontinued operations.

Further information regarding the presentation of our financial condition and results of operations for our continuing operations is provided elsewhere in this report in Note 3, Discontinued Operations, within Item 8.

Our Segments

Our three reportable segments as of January 3, 2015 consisted of:

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

The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is in part attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate the continued volatility of precious metal costs and the impact on our manufacturing costs, we have entered into purchase commitments for gold which we believe will cover our needs for gold for fiscal 2015.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. The continued cautious consumer spending environment also contributes to more constrained levels of spending on purchases in our Memory Book and Scholastic segments made directly by the student and parent. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect orders being placed by our publishing services customers and volume in our elementary/high school publishing services products and services. The shift towards digital books has generally impacted trade book publishing, including negatively impacting our publishing services business in terms of fewer printed copies of books as well as shorter print runs. However, we believe that the shift has stabilized over the last several years. To address changes in technology, consumer behavior and user preferences, we have continued to diversify, expand and improve our product and service offerings and the manner in which we sell our products and service offerings, including through improved e-commerce tools.

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

Scholastic

We are one of the leading providers of services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, Jostens markets and sells through an in school channel, under which we primarily serve U.S. high schools, colleges and universities, marketing and selling products to students and administrators. Jostens relies primarily on a network of independent sales representatives to sell its scholastic products in school. However, Jostens also markets and sells its products through a retail channel (rings) and online. We provide a high level of customer service in the marketing and sale of class rings and related jewelry products and certain other graduation products. We also provide ongoing warranty service on our class and affiliation rings. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for high schools and colleges and for professional sports teams and affinity rings for a variety of specialty markets. We also market, manufacture and sell an array of additional scholastic products, including chenille letters, varsity jackets, mascot mats, plaques and customized sports apparel in schools and to dealers. These products, which are manufactured and sourced through our Neff operations, are marketed and sold by the Scholastic segment sales representatives.

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

Publishing and Packaging Services

The Publishing and Packaging Services segment includes operations in publishing services and packaging. Our publishing services business produces book components, including book covers and jackets, and employs specialized techniques to create highly decorated covers. We also market, manufacture and sell highly decorated packaging solutions to the consumer products industry.

Products

The following table presents our revenue by product.

	In thousands	For the year ended
	Revenue by product	2014	%	2013	%	2012	%
Memory Book:	Memory book and yearbook products and services	$319,937	38.5%	$330,797	38.7%	$345,281	39.0%
Scholastic:	Graduation and affinity products	242,030	29.1%	244,623	28.6%	253,341	28.6%
	Class ring and jewelry products	179,256	21.6%	187,272	21.9%	192,449	21.7%
Publishing and Packaging Services:	Book components	90,547	10.9%	91,315	10.7%	94,788	10.7%

	Total revenue	$831,770	100.0%	$854,007	100.0%	$885,859	100.0%

Competition

Scholastic

Jostens’ competition in class rings consists of firms such as Herff Jones, Inc. (“Herff Jones”), American Achievement, which markets the Balfour and ArtCarved brands, and National Recognition Products (“NRP”), as well as a host of other companies, independent distributors, retailers and jewelry stores and online companies.

Herff Jones and NRP distribute their ring products primarily within schools and online, while American Achievement distributes its ring products through multiple distribution channels including in school, online, independent and through jewelry chain retailers and mass merchandisers. Jostens distributes its ring products primarily within schools and through online offerings, and also maintains a retail channel. In the marketing and sale of other scholastic affinity products, we compete with a number of in school competitors that offer a suite of scholastic products, as well as numerous other competitors that offer one or more of the affinity and graduation products we market and sell, including through dealer, online and retail channels. Our customers make their buying decisions based on price, service, on-time delivery, product quality and product offerings, with particular importance given to assuring timely delivery of quality products.

Memory Book

In the sale of yearbooks and memory books to schools and students, Jostens competes primarily with American Achievement (which markets under the Taylor Publishing brand), Herff Jones, Walsworth Publishing Company, Lifetouch Inc. and Friesens in school, as well as a host of other companies providing online memory book offerings, including Picaboo and TreeRing Corporation. Each competes on the basis of price, service, quality, content creation tools, product customization and personalization, turnaround and on-time delivery. Customization and personalization capabilities, combined with creation tools and customer service, are important distinguishing factors in yearbook production.

Publishing and Packaging Services

The Publishing and Packaging Services business competes primarily with Coral Graphics Services, Inc., RR Donnelley, Quad Graphics, Worzalla Publishing Company and Lake Book in the production and sale of books, book covers and components. Our customers make their buying decisions based on price, service and production capabilities.

Raw Materials

The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semi-precious and synthetic stones. The cost of precious metals and precious, semi-precious and synthetic stones is affected by market volatility. To manage the risk associated with changes in the prices of precious metals, we may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated quantity needed to satisfy projected customer demand. The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. Jostens purchases substantially all precious, semi-precious and synthetic stones from a single supplier located in Germany, whom we believe is also a supplier to Jostens’ major class ring competitors in the United States. In addition, Neff sources its principal felt material primarily from one supplier.

The principal raw materials purchased by the Publishing and Packaging Services business consist of paper, ink and adhesives. Paper costs generally flow through to the customer as paper is ordered for specific jobs, and we do not take significant commodity risk on paper. We enter into contractual arrangements with suppliers to obtain purchasing efficiencies on key raw materials.

We continue to monitor the impact of changes and volatility in the price of crude oil and other energy costs, which can impact our ink and substrate suppliers and may impact our logistics and manufacturing costs. We believe that contractual arrangements with our logistics providers should allow us to continue to manage our logistics costs despite increases in energy prices.

Matters pertaining to our market risks are set forth under Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Backlog

Because of the nature of our business, orders are generally filled within a few months from the time of placement. However, Jostens typically obtains contracts in the second quarter of one year for student yearbooks to be fulfilled in the second and third quarters of the subsequent year. Orders for yearbooks under these contracts are primarily placed during the third and fourth quarters. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate that the aggregate backlog of orders, related primarily to our Memory Book and Scholastic businesses, was approximately $363.6 million and $366.8 million as of the end of fiscal years 2014 and 2013, respectively. We expect most of the 2014 backlog to be confirmed and filled during 2015.

Environmental

Our operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters, and from time to time, we may be involved in remedial and compliance efforts.

Intellectual Property

Our businesses rely on a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect the intellectual property rights we employ in our businesses. We also have trademarks registered in the United States and in jurisdictions around the world. We have a number of registered patents in the United States and abroad covering certain of the proprietary processes and products as used in our businesses, and we have submitted patent applications for certain other manufacturing processes and products. Many of our processes and products and services are not, however, covered by any patent or patent application. As a result, our businesses may be adversely affected by competitors who independently develop equivalent or superior technologies, know-how, trade secrets or production methods or processes as compared to those employed by us. We are involved in proceedings from time to time in the course of our businesses to protect and enforce our intellectual property rights, and third parties from time to time may initiate proceedings against us asserting that our products or services infringe or otherwise violate their intellectual property rights.

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

Employees

As of January 3, 2015, we had approximately 3,404 full-time employees. As of January 3, 2015, approximately 16 of Jostens’ full-time employees were represented under a collective bargaining agreement that expires in June 2016. We routinely rely on seasonal employees to augment our workforce to meet our regular seasonal demand. Many of our seasonal employees return year after year, allowing us to enjoy the benefits of a well-trained seasonal workforce.

We consider our relations with our employees to be satisfactory.

International Operations

During 2014, our foreign sales were derived primarily from operations in Canada. Local taxation and regulatory requirements, import duties, fluctuation in currency exchange rates and restrictions on expatriation of funds are among the risks attendant to our foreign operations.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including marketing and selling strategies to drive growth, moving into new product and service offerings and geographies, enhancing our core product and service offerings and continuing to improve operating efficiencies and asset utilization. We may not be able to implement our business strategy successfully or achieve the benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not be affected to the extent we expect, or at all.

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

We face competition in our businesses from a number of companies, some of which have substantial financial and other resources. Our future financial performance will depend, in large part, on our ability to maintain an advantageous market position. It is possible that certain of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can. We expect to meet significant competition from existing competitors with entrenched positions as well as from new entrants and channels of competition, both with respect to our existing product and service lines and new products and services. Further, competitors might diversify and expand their product or service offerings, either through internal product development or acquisitions. These competitors could introduce products or services or establish prices for their products or services in a manner that could adversely affect our ability to compete or could otherwise result in downward pressure on pricing. To maintain a competitive advantage, we may need to increase our investment in product and service development, manufacturing capabilities and sales and marketing and will need to continue to improve our cost structure and operating efficiencies. Increases in competition could have a material and adverse effect on our business, results of operations, cash flows and financial condition.

We may not be able to consummate additional acquisitions and dispositions on acceptable terms or at all. Furthermore, we may not be able to integrate acquisitions successfully and achieve anticipated synergies, or the acquisitions and dispositions we pursue could disrupt our business and harm our financial condition and operating results.

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

Economic conditions and, in particular, conditions in our customers’ and suppliers’ businesses and the market segments they serve could affect our business and results of operations. We have experienced and may continue to experience reduced demand for certain of our products and services. As a result of uncertainty about global economic conditions, including factors such as unemployment, bankruptcies, financial market volatility, sovereign debt issues, government budget deficits and other factors which continue to affect the global economy, our customers and suppliers may experience further deterioration of their businesses, suffer cash flow shortages or file for bankruptcy. In turn, existing or potential customers may delay or decline to purchase our products and related services, and our suppliers and customers may not be able to fulfill their obligations to us in a timely fashion.

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

We are dependent upon the availability of raw materials to produce our products. The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semi-precious and synthetic stones. The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. From time to time, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated quantity needed to satisfy projected customer demand. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. The Neff operations rely on certain textile materials in the manufacture of its chenille and jacket products. Our Publishing and Packaging Services business primarily uses paper, ink and adhesives. The price and availability of these raw materials are affected by numerous factors beyond our control. These factors include:

•	the level of consumer demand for these materials and downstream products containing or using these materials;

•	the supply of these materials and the impact of industry consolidation;

•	foreign government regulation and taxes;

•	market uncertainty;

•	volatility in the capital and credit markets;

•	environmental conditions and regulations; and

•	political and global economic conditions.

Any material increase in the price of key raw materials could adversely impact our cost of sales. When these fluctuations result in significantly higher raw material costs, our operating results are adversely affected to the extent we are unable to pass on these increased costs to our customers or to the extent they materially affect customer buying habits. Therefore, significant fluctuations in prices for gold, paper or precious, semi-precious and synthetic stones and other of our critical materials could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We rely on a limited number of suppliers for certain of our raw materials and outside services. Global market and economic conditions may affect our suppliers and impact their viability and their ability to fulfill their obligations to us. Jostens purchases substantially all of its precious, semi-precious and synthetic stones from a single supplier located in Germany. We believe this supplier provides stones to almost all of the class ring manufacturers in the United States. If access to this supplier were lost or curtailed, we may not be able to secure alternative supply arrangements in a timely and cost-efficient fashion. A significant deterioration in or loss of supply could have a material adverse effect on our business, results of operations, cash flows, financial condition and competitive advantage. In addition, Neff sources its principal felt material primarily from a single supplier.

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

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 47% of our annual net sales from continuing operations for fiscal year 2014 during the second quarter of our fiscal year and a majority of our annual cash flow from operations during the fourth quarter of our fiscal year. In particular, Jostens generates a significant portion of its annual net sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and a significant portion of its annual cash flow in the fourth quarter is driven by the receipt of customer deposits in our Scholastic and Memory Book segments. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.

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

We have significant customer concentration within our Publishing and Packaging Services segment. Our top five customers in our cover and component business represented approximately 62% of our net sales within our Publishing and Packaging Services segment for 2014. Customers in our cover and component business include the three major educational textbook publishers, Pearson, Houghton Mifflin Harcourt and McGraw-Hill. Any significant cancellation, deferral or reduction in the quantity or type of product sold to these principal Publishing and Packaging Services customers or a significant number of smaller customers, including as a result of our failure to perform, the impact of economic weakness and challenges on their businesses, a change in buying habits, further industry consolidation or the impact of the shift to alternative methods of content delivery to customers, could have a material adverse effect on the business, results of operations, cash flows and financial condition of our Publishing and Packaging Services segment.

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

Our businesses depend upon numerous information systems to collect, process, transmit and store operational, financial and customer information and to support a variety of business processes and activities. We are also increasingly dependent on our information technology systems for business transactions with our customers, including ordering and e-commerce efforts. The risk of security breaches and other disruptions to our information systems which could interfere with our operations, and could compromise information that we collect, process, transmit or store, require continued investment in our systems. We may not be able to enhance existing information systems or implement new information systems that can successfully integrate our business efforts. Furthermore, we may experience unanticipated delays, complications and expenses in acquiring licenses for certain systems or implementing, integrating and operating such systems. In addition, over time our information systems require modifications, improvements or replacements that may involve substantial expenditures and may necessitate interruptions in operations during periods of implementation. Implementation of these systems is further subject to our ability to access and license certain proprietary software in certain cases and in other cases the availability of information technology and other skilled personnel to assist us in developing and implementing systems. Any failure to implement, maintain and secure commercially viable information systems successfully at our businesses could have an adverse effect on our business, results of operations, cash flows and financial condition.

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

Emerging technologies, including those involving the Internet, social networking and alternative methods of content delivery, have resulted in new distribution channels and new products and services being provided that compete with our products and services. As a result of these factors, our ability to compete effectively and our growth and future financial performance depend on our ability to develop and market new products and services to address the new technologies and distribution channels, and to diversify, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer and consumer preferences and demands, including through the use of the Internet, social networking or alternative methods of content delivery. Accepted methods for delivery of media content that serve as an alternative to obtaining products or services from us have and may continue to impact our business. Alternative content delivery that replaces traditional print formats, such as printed books, may also continue to impact demand for products and services in our Publishing and Packaging Services segment which are designed for use in traditional print formats.

If we fail to anticipate or respond adequately to changes in technology, consumer behavior and user preferences and demands or are unable to finance the capital expenditures necessary, diversify and respond timely to such changes, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

Any disruption at our principal production facilities could adversely affect our results of operations.

We are dependent on certain key production facilities. Our book component, jewelry, chenille letter and varsity jacket and graduation products are each produced in dedicated facilities. Any disruption of production capabilities due to unforeseen events at any of our key dedicated facilities could adversely affect our business, results of operations, cash flows and financial condition.

A deterioration in labor relations or labor availability could have an adverse impact on our operations.

As of January 3, 2015, we had approximately 3,404 full-time employees. As of January 3, 2015, approximately 16 of Jostens’ full-time employees were represented under a collective bargaining agreement that expires in June 2016. We routinely rely on seasonal employees to augment our workforce to meet our regular seasonal demand. Many of our seasonal employees return year after year, allowing us to enjoy the benefits of a well-trained seasonal workforce.

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

We rely on a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and other methods to establish and protect our intellectual property, know-how and trade secrets and to access intellectual property of third parties in support of our business initiatives, particularly in our Memory Book and Scholastic segments. We generally enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or may otherwise infringe, impair, misappropriate, dilute or violate our intellectual property rights. In addition, portions of our manufacturing processes involved in the production of our products and services are not covered by any patent or patent application. Furthermore, the patents that we use in our businesses will expire over time. We may not be able to enter into licensing arrangements with third parties on acceptable terms. Our ongoing research and development efforts may not result in new proprietary processes or products. Our competitors may independently develop equivalent or superior know-how, trade secrets or other proprietary processes or production methods as compared to those employed by us.

In addition, we are involved in proceedings from time to time in the course of our businesses to protect and enforce our intellectual property rights. Third parties may initiate proceedings against us asserting that our products or services infringe or otherwise violate their intellectual property rights. Our intellectual property rights may not have the value that we believe them to have, and our products or processes may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. Further, we may not prevail in proceedings to enforce our intellectual property rights, and the results or costs of any such proceedings may have a material adverse effect on our business, results of operations, cash flows and financial condition. Any proceedings concerning intellectual property could be protracted and costly, are inherently unpredictable and could have a material adverse effect on our business, financial condition and results of operations regardless of their outcome. The expense involved in prosecuting and protecting our intellectual property has been and could continue to be significant.

Changes in the rules and regulations to which we and our customers are subject may impact demand for our products and services.

We and many of our customers are subject to various government regulations, including applicable rules and regulations governing the protection of the privacy of consumer data, importation/exportation and product safety and the regulation of hazardous substances. Continually evolving and changing regulations, both in the United States and abroad, may impact our and our customers’ businesses and could reduce demand, or increase the cost, for the related products and services.

We are subject to privacy and other related obligations and liabilities that could impose substantial costs upon us and may adversely affect our business or our financial results.

Our businesses use, process and store employee, customer or consumer information that may include confidential, commercially sensitive or personally identifiable information. Privacy laws and similar regulations in many jurisdictions where we or our customers do business, as well as contractual provisions, require that we take steps to safeguard this information. The cost to comply with these requirements and to reasonably safeguard personal identifiable information could increase with time. Our failure to comply with any of these laws, regulations or contractual provisions or to adequately safeguard this information, including based on occurrences beyond our reasonable control, could adversely affect our reputation and business and subject us to significant costs or liability in the event such information were to be disclosed in breach of our obligations.

The controlling stockholders of Holdco, which are affiliates of KKR and aPriori, may have interests that conflict with other investors.

Holdco, our indirect parent, is controlled by an affiliate of KKR and by aPriori Capital Partners and certain of its affiliates. On a collective basis, the Sponsors indirectly control our affairs and policies. Circumstances may occur in which the interests of the Sponsors could be in conflict with the interests of our debtholders. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our debtholders if the transactions resulted in our becoming more leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of the Sponsors may conflict with those of our debtholders. In that situation, for example, our debtholders might want Holdco to raise additional equity from the Sponsors or other investors for capital contributions to us to reduce our leverage and pay our debts, while the Sponsors might not be in a position to increase their investment in Holdco or have their ownership diluted and instead choose to take other actions, such as selling our assets. Additionally, the Sponsors and certain of their affiliates are in the business of making investments in companies and currently hold, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Further, if they pursue acquisitions or make further investments in our industries, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of Holdco’s equity, even if such amount is less than 50%, they will continue to be able to influence or effectively control us.

Changes in regulatory market factors and declines in the market value of the securities held by our pension plans could materially reduce the funded status of our plans and affect the level of pension expense and required pension contributions.

The funded status of our pension plans is dependent upon many factors, including return on invested assets, the level of certain market interest rates used in determining the value of our obligations and changes to regulatory requirements, each of which can affect our assumptions and have an impact on our cash funding requirements under our plans. Declines in the market value of the securities held by the plans due to changes in interest rates and other changes in financial markets could materially reduce the asset values under our plans. Such changes in asset values in combination with regulatory and other market factors may affect the level of pension income associated with the pension plans that we have historically realized and increase the level of pension expense and obligate us to make significant pension contributions in future years.

Our existing minority investment in Luxco is subject to significant risk and uncertainties.

On September 23, 2014, Visant and Ileos completed the Arcade Transaction in accordance with the terms and conditions of the OTA. In exchange for Visant’s contribution of 100% of the capital stock of Arcade, Visant received approximately $334.5 million in cash proceeds and a 25% minority equity interest in Luxco. The minority equity interest provides Visant with minority voting rights. Luxco is highly-levered. As of January 3, 2015, Visant recorded its interest in Luxco in the amount of $30.0 million. If there is a deterioration of the value of Luxco there could be a significant adverse effect on the carrying amount of our investment as recorded.

Risks Relating to Our Indebtedness

Our high level of indebtedness could adversely affect our cash flow and our ability to operate our business, limit our ability to react to changes in the economy or industry dynamics and prevent us from meeting our obligations with respect to our indebtedness.

We are highly leveraged. As of January 3, 2015, total indebtedness for Visant and its guarantors was $1,514.1 million, including $773.1 million outstanding under the New Credit Facilities, which included a $775.0 million initial aggregate principal amount New Term Loan Facility maturing in 2021 that amortizes on a basis of 1.00% annually during the seven-year term, $736.7 million principal amount of our 10% senior notes due 2017 (the “Senior Notes”) and $4.4 million of outstanding borrowings under capital lease and equipment financing arrangements and exclusive of $19.6 million of standby letters of credit outstanding and $15.0 million of original issue discount related to the New Term Loan Facility. As of January 3, 2015, Visant had availability of $85.4 million (net of standby letters of credit of $19.6 million) under the $105.0 million New Revolving Credit Facility expiring in 2019 and cash and cash equivalents totaling $49.6 million. If the aggregate amount of the Senior Notes outstanding on July 2, 2017 is greater than $250.0 million, the New Credit Facilities will expire on July 2, 2017. Total outstanding indebtedness (inclusive of letters of credit) for Visant and its guarantors represented approximately 160.3% of its total consolidated capitalization at January 3, 2015.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under agreements governing our indebtedness;

•	require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our businesses and in the industries in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under our New Credit Facilities, are at variable rates of interest;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other purposes;

•	place us at a disadvantage compared to our competitors who have less debt; and

•	increase our cost of borrowing.

Any of the above listed factors could materially adversely affect our business, results of operations, cash flows and financial condition. Furthermore, our interest expense could increase if interest rates increase, because the entire amount of debt under our New Revolving Credit Facility and approximately $323.1 million of the $773.1 million New Term Loan Facility bears interest at a variable rate, and, in the case of the New Revolving Credit Facility, is subject to adjustment based on a leverage-based pricing grid.

In 2011, we entered into pay-fixed/receive-floating interest rate swap transactions (the “Swap Transactions”) in an aggregate initial notional principal amount of $600.0 million with respect to our variable rate term loan indebtedness under our senior secured credit facilities (of which the Company had an aggregate notional amount of $450.0 million outstanding as of January 3, 2015). Each of the Swap Transactions was effective January 3, 2012, has a maturity date of July 5, 2016, and is designed to mitigate the effect of increases in interest rates between the effective date of the Swap Transactions and their maturity or earlier termination.

If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, we may be able to incur significant additional indebtedness in the future. For example, we may seek to obtain additional loans under the Credit Agreement in an aggregate principal amount that may exceed $125.0 million, which additional loans will have the same security and guarantees as the Credit Agreement. Although the indenture governing the Senior Notes and the Credit Agreement contain restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of important qualifications and exceptions, and under certain circumstances, the indebtedness incurred in compliance with those restrictions could be substantial. A portion of such additional indebtedness may be senior secured indebtedness and, as a result, would be effectively senior to the Senior Notes and the subsidiary guarantees by the guarantors of the Senior Notes. To the extent we incur additional indebtedness, the risks described above will increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, results of operations, cash flows and financial condition.

Visant is a highly leveraged company and requires a significant amount of cash to meet its debt service obligations. The annual payment obligations for 2014 with respect to our indebtedness consisted of approximately $151.7 million of interest payments on the New Term Loan Facility, prior term loan credit facility, the Senior Notes, and an aggregate of $3.0 million under capital lease and equipment financing obligations. Our ability to make required interest payments and payments with respect to the principal amount of our debt obligations primarily depends upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. Economic weakness and uncertainty, including decreases in spending by or changes in buying habits of the customers we serve, may significantly impact our ability to generate funds from operations.

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

The Credit Agreement includes financial covenants, including requirements that Visant maintain a minimum consolidated first lien secured debt to consolidated EBITDA ratio, which financial covenant will become more restrictive over time. In addition, the Credit Agreement requires that we use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under the Credit Agreement.

The Credit Agreement and the indenture governing the Senior Notes also include covenants restricting, among other things, our ability to: create liens; incur indebtedness (including guarantees, debt incurred by direct or indirect subsidiaries, and obligations in respect of foreign currency exchange and other hedging arrangements); pay dividends, or make redemptions and repurchases with respect to capital stock; prepay, or make redemptions and repurchases with respect to subordinated indebtedness; make loans and investments; engage in mergers, acquisitions, asset sales and transactions with affiliates and change the business conducted by us.

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

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all term and revolving loans under the New Credit Facilities were fully drawn, each quarter point change in interest rates (above the LIBOR floor and exclusive of the impact of our outstanding Swap Transactions) would result in a $2.1 million change in annual interest expense on our indebtedness under our Credit Agreement. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

A summary of the material physical properties we currently use are as follows:

		Approximate
Segment	Facility Location (1)	Sq. Ft.	Interest
Scholastic	Santiago, Dominican Republic	140,000	Leased
	Laurens, South Carolina	98,000	Owned
	Shelbyville, Tennessee	87,000	Owned
	Denton, Texas	70,000	Owned
	Greenville, Ohio	69,000	Owned
	Eagan, Minnesota	34,000	Leased
	Owatonna, Minnesota	30,000	Owned

Memory Book	Clarksville, Tennessee	575,000	Owned
	Visalia, California	96,000	Owned
	Sedalia, Missouri	26,000	Leased

Publishing and Packaging Services	Hagerstown, Maryland	226,000	Owned
	Hagerstown, Maryland	50,000	Owned

(1)	Excludes immaterial properties, properties held for sale and warehouse and ancillary facilities supporting our operations.

We also lease key administrative and sales offices in Minneapolis, Minnesota (Jostens headquarters), Winnipeg, Manitoba (Jostens Canada), and New York, New York (Phoenix Color). In addition, we lease other sales and administrative office space. In management’s opinion, all buildings, machinery and equipment are suitable for their purposes and are maintained on a basis consistent with sound operations. The extent of utilization of individual facilities varies significantly due to the seasonal nature of our business.

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

Visant is an indirect, wholly-owned subsidiary of Holdco. Our Sponsors hold shares of the Class A (the “Class A Common Stock”) and Class C Common Stock (the “Class C Common Stock”) of Holdco, and additionally our equity-based incentive compensation plans are based on the fair market value and appreciation of the Class A Common Stock of Holdco. There is no established public trading market for Visant or Holdco common stock. As of March 24, 2015, there were outstanding: 1,000 shares of common stock, par value $.01 per share, of Visant (all of which are indirectly, beneficially owned by Holdco); 5,938,761 shares of Class A Common Stock, par value $.01 per share (held by 20 stockholders of record); and one share of Class C Common Stock, par value $.01 per share (held by one stockholder of record) of Holdco. See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for further discussion of the ownership of Holdco. Holdco may from time to time pay cash dividends on its common stock. However, each of the Credit Facilities and the indenture relating to the Senior Notes contains covenants that impose substantial restrictions on Visant’s ability to pay dividends or make distributions to Holdco.

Recent Sales of Unregistered Securities

Neither Visant’s nor Holdco’s equity securities are registered pursuant to Section 12 of the Exchange Act. For the fourth fiscal quarter ended January 3, 2015, neither we nor Holdco issued or sold any equity securities, except that during the fourth fiscal quarter of 2014, 20,371 shares of Holdco’s Class A Common Stock were issued to certain of members of senior management and directors in connection with the net settlement of vested stock options issued in connection with the Transactions in anticipation of their expiration in 2014 and 2015. The shares were issued pursuant to Rule 506 of Regulation D under the Securities Act. Further information regarding the net settlement of stock options is provided elsewhere in this report at “Option Exercises and Stock Vested in 2014”.

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected historical financial data for the fiscal years ended January 3, 2015, December 28, 2013, December 29, 2012, December 31, 2011 and January 1, 2011 has been derived from our historical consolidated financial statements. The Company’s results from continuing operations do not include the Lehigh operations and the Arcade business, which were, as previously reported, sold during the third fiscal quarter of 2014. The results of these businesses, which comprised a portion of the Marketing and Publishing Services segment, have been reclassified on the consolidated statement of operations to a single line captioned “Income (loss) from discontinued operations, net.” Previously, the results of these businesses included certain allocated corporate costs, which costs have been reallocated to the remaining continuing operations on a retrospective basis, which continuing operations are now comprised of our Scholastic, Memory Book and Publishing and Packaging Services segments. Our consolidated results for all periods disclosed in this report are exclusive of these discontinued operations.

The data presented below should be read in conjunction with the consolidated financial statements and related notes included herein and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Visant Corporation and Subsidiaries
In millions, except for ratios	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$831.8	$854.0	$885.9	$945.8	$977.7
Cost of products sold	340.0	351.3	369.1	390.1	396.8

Gross profit	491.8	502.7	516.8	555.7	580.9
Selling and administrative expenses	326.9	349.8	373.7	398.5	412.2
(Gain) loss on disposal of fixed assets	(0.7)	(0.9)	(1.7)	(0.8)	0.2
Special charges (1)	16.0	20.2	47.9	44.0	3.4

Operating income	149.6	133.6	96.9	114.0	165.1
Loss (gain) on repurchase and redemption of debt (2)	26.6	—	(0.9)	—	8.7
Interest expense, net	154.1	155.0	158.7	163.8	90.5

(Loss) income from continuing operations before income taxes	(31.1)	(21.4)	(60.9)	(49.8)	65.9
(Benefit from) provision for income taxes	(19.6)	(6.4)	(8.2)	(11.5)	28.5

(Loss) income from continuing operations	(11.4)	(14.9)	(52.7)	(38.3)	37.4
Income (loss) from discontinued operations, net of tax	95.9	16.0	(5.9)	23.4	18.8

Net income (loss)	$84.5	$1.1	$(58.6)	$(14.9)	$56.2

Statement of Cash Flows:
Net cash provided by operating activities	$50.7	$101.6	$111.7	$122.5	$192.4
Net cash provided by (used in) investing activities	310.8	(48.5)	(50.7)	(53.7)	(60.4)
Net cash used in financing activities	(407.6)	(16.9)	(36.6)	(92.5)	(197.0)

Other Financial Data:
Ratio of earnings to fixed charges (3)	—	—	—	—	1.7x
Depreciation and amortization	$52.6	$72.1	$88.9	$91.1	$90.7
Adjusted EBITDA (4)	228.8	237.3	244.0	273.2	288.3
Capital expenditures	27.2	25.6	37.9	45.1	40.0

In millions	2014	2013	2012	2011	2010
Balance Sheet Data (at period end):
Cash and cash equivalents	$49.6	$96.0	$60.2	$36.0	$60.2
Property and equipment, net	119.1	125.1	139.4	150.1	152.9
Total assets	1,538.0	1,916.2	1,924.7	2,044.5	2,144.0
Total debt	1,499.1	1,870.2	1,880.8	1,912.2	1,981.9
Stockholder’s deficit	(482.7)	(532.7)	(642.6)	(558.6)	(510.2)

(1)

Special charges for the fiscal year ended January 3, 2015 included $2.8 million, $0.9 million and $0.1 million of severance and related benefits associated with reductions in force in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. Also included in special charges for the fiscal year ended January 3, 2015 were $10.8 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment and the impairment of certain intangible assets in the Scholastic and Memory Book segments. Also included were $1.4 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Special charges for the fiscal year ended December 28, 2013 included: (a) $8.3 million of costs in the Publishing and Packaging Services segment consisting of a non-cash charge of $8.2 million related to the write-off of a tradename no longer in use, and $0.1 million of severance and related benefit costs associated with reductions in force; (b) $2.6 million of costs in the Scholastic segment consisting of $2.5 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.1 million related to asset impairment charges associated with facility consolidations; and (c) $1.7 million of costs in the Memory Book segment consisting of $1.0 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.7 million related to asset impairment charges associated with the consolidation of our Topeka, Kansas facility. Also included in special charges for the twelve months ended December 28, 2013 was $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007. Special charges for the fiscal year ended December 29, 2012 included: (a) $30.0 million of costs in the Publishing and Packaging Services segment consisting of a $29.3 million non-cash impairment charge associated with the write-down of goodwill and $0.7 million of severance and related benefit costs; (b) $10.1 million of costs in the Scholastic segment including an $8.9 million non-cash impairment charge associated with the write-down of goodwill and $1.2 million of severance and related benefit costs associated with reductions in force; and (c) $7.8 million of costs in the Memory Book segment including $6.5 million of severance and related benefit costs associated with reductions in force and approximately $1.3 million of non-cash asset impairment charges associated with the consolidation of our Topeka, Kansas facility. Special charges for the fiscal year ended December 31, 2011 included: (a) $34.9 million of costs in the Publishing and Packaging Services segment consisting of $34.3 million of non-cash impairment charges associated with the write-down of goodwill in the amount of $24.9 million and other indefinite-lived intangible assets in the amount of $9.4 million, and $0.7 million of severance and related benefit costs; (b) $6.6 million of costs in the Memory Book segment consisting of $4.3 million of severance and related benefit costs associated with reductions in force and approximately $2.2 million of non-cash asset related impairment charges, in each case associated with the consolidation of our Clarksville, Tennessee and State College, Pennsylvania facilities; (c) $2.2 million of severance and related benefit costs in the Scholastic segment associated with reductions in force in connection with the consolidation of certain diploma operations; and (d) $0.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Special charges for the fiscal year ended January 1, 2011 included $2.4 million and $0.6 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively, and $0.5 million of costs related to cost reduction initiatives and facility consolidations in the Publishing and Packaging Services segment. Included in these costs was approximately $0.1 million in the aggregate of non-cash asset impairment charges in our Scholastic segment.
(2)	For the fiscal year ended January 3, 2015, Visant recognized a loss on repurchase and redemption of debt of $26.6 million in connection with the repayment of long-term debt in connection with the 2014 Refinancing. For the fiscal year ended December 29, 2012, Visant recognized a gain on repurchase and redemption of debt of $0.9 million in connection with the repurchase of $13.3 million in aggregate principal amount of Senior Notes in December 2012. For the fiscal year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $8.7 million in connection with the refinancing consummated by Visant on September 22, 2010 (the “2010 Refinancing”). Visant repurchased its then outstanding 7.625% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) pursuant to a cash tender offer (the “Tender Offer”) and satisfied and discharged the remaining Senior Subordinated Notes by delivering to the trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notice given by Visant with respect to the Senior Subordinated Notes. In connection with these transactions, Visant recorded $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs.
(3)	For the purpose of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense (including capitalized interest) on all indebtedness plus amortization of debt issuance costs and the portion of rental expense that we believe is representative of the interest component of rental expense.
(4)

Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, excluding certain non-recurring items. Adjusted EBITDA excludes certain items that are also excluded for purposes of calculating required covenant ratios and compliance under the New Credit Facilities and the indenture governing the Senior Notes. As such, Adjusted EBITDA is a material component of these covenants. Non-compliance with the financial ratio maintenance covenants contained in the New Credit Facilities could result in the requirement to immediately repay all amounts outstanding thereunder, while non-compliance with the debt incurrence ratio in the indenture governing the Senior Notes would prohibit us and our restricted subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States of America (GAAP), is not a measure of financial condition or profitability, and should not be considered as an alternative to (a) net income (loss) determined in accordance with GAAP or (b) operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Visant Corporation and Subsidiaries
In millions	2014	2013	2012	2011	2010
Net income (loss)	$84.5	$1.1	$(58.6)	$(14.9)	$56.2
Interest expense, net	154.1	155.0	158.7	163.8	90.5
(Benefit from) provision for income taxes	(19.6)	(6.4)	(8.1)	(11.5)	28.5
Depreciation and amortization expense	52.6	72.1	88.9	91.0	90.6
(Income) loss from discontinued operations, net of tax	(95.9)	(16.0)	5.9	(23.4)	(18.8)

EBITDA	175.7	205.8	186.8	205.0	247.0

Special charges (a)	16.0	20.2	47.9	44.0	3.4
Loss (gain) on repurchase and redemption of debt (b)	26.6	—	(0.9)	—	8.7
(Gain) loss on disposal of fixed assets (c)	(0.7)	(0.9)	(1.7)	(0.8)	0.2
Stock-based compensation (d)	1.3	1.5	1.1	6.5	11.5
Costs of legal proceedings and associated resolution (e)	—	—	—	—	9.3
Other (f)	9.9	10.7	10.8	18.5	8.2

Adjusted EBITDA	$228.8	$237.3	$244.0	$273.2	$288.3

(a)	Consists of restructuring costs and special charges incurred for fiscal years 2014, 2013, 2012, 2011 and 2010 in connection with a variety of initiatives and, for fiscal years 2014, 2013, 2012 and 2011, $8.6 million, $8.2 million, $38.2 million and $31.9 million, respectively, of non-cash impairment charges associated with the write-down of goodwill and certain intangible assets in the Scholastic, Memory Book and Publishing and Packaging Services segments.
(b)	For the fiscal year ended January 3, 2015, Visant recognized a loss on repurchase and redemption of debt of $26.6 million in connection with the repayment of long-term debt in connection with the 2014 Refinancing. For the fiscal year ended December 29, 2012, Visant recognized a gain on repurchase and redemption of debt of $0.9 million in connection with the repurchase of $13.3 million in aggregate principal amount of Senior Notes in December 2012. For the fiscal year ended January 1, 2011, Visant recognized a loss on repurchase and redemption of debt of $8.7 million in connection with the 2010 Refinancing. Visant repurchased its Senior Subordinated Notes pursuant to the Tender Offer and satisfied and discharged the remaining Senior Subordinated Notes by delivering to the trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notice given by Visant with respect to the Senior Subordinated Notes. In connection with these transactions, Visant recorded $1.1 million of consent payments paid to holders of the Senior Subordinated Notes who tendered by the early tender date under the Tender Offer and $8.6 million of non-cash unamortized deferred financing costs.

(c)	Represents a gain on disposal of fixed assets for each of fiscal years 2014 and 2013. For fiscal years 2012 and 2011, reflects a gain on the donation of redundant facilities to local governments in connection with our consolidation efforts. Represents a loss on disposal of fixed assets for fiscal year 2010.
(d)	Consists of stock-based compensation expense related to all equity and phantom equity awards granted, including awards modified, repurchased or cancelled based on fair values of the awards at the grant date.
(e)	Reflects non-recurring costs incurred during the fiscal year ended January 1, 2011 in connection with our defense and prosecution of previously disclosed legal proceedings and actions taken to resolve such matters.
(f)	Other charges for the fiscal year ended January 3, 2015 included $4.0 million of management fees, $3.8 million of acquisition-related costs, $1.0 million of non-recurring professional fees and $1.1 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended December 28, 2013 included $4.3 million of non-recurring employment expenses related to certain executive transitions, $3.8 million of management fees, $1.0 million of costs related to the relocation of certain manufacturing equipment and the consolidation of certain facilities in the Memory Book segment, $0.9 million of acquisition-related costs, $0.3 million of non-recurring professional fees and $0.4 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended December 29, 2012 included $3.8 million and $1.4 million of costs related to the relocation of certain manufacturing equipment and consolidation of certain facilities in the Memory Book and Publishing and Packaging Services segments, respectively. In addition, in the Scholastic segment, there were $0.6 million of non-cash costs associated with the donation to the local industrial development authority of the former Unadilla, Georgia facility. Also included were $3.7 million of management fees, $0.9 million of non-recurring professional fees and $0.4 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended December 31, 2011 included $7.5 million of costs related to the relocation of certain manufacturing equipment and facility consolidation in connection with the closure of certain facilities in the Scholastic, Memory Book, and Publishing and Packaging Services segments, $3.8 of costs incurred in the repricing of Visant’s outstanding senior secured term loan facility, $3.6 million of management fees, $2.1 million of consulting fees and $1.5 million of other costs that are non-recurring in nature. Other charges for the fiscal year ended January 1, 2011 included $3.5 million of management fees, $1.3 million of costs related to the relocation of certain manufacturing equipment and facility consolidation in connection with the closure of certain facilities in the Scholastic and Publishing and Packaging Services segments, $0.7 million of consulting fees, $0.7 million of non-recurring inventory costs associated with our strategic decision to no longer sell certain products in the Scholastic segment, $0.4 million of acquisition-related costs, and $1.6 million of other costs that are non-recurring in nature.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) completed the Transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade. The Transactions were accounted for as a combination of interests under common control.

As of March 24, 2015, affiliates of KKR and DLJMBP III held approximately 49.4% and 41.2%, respectively, of Holdco’s voting interest, while each continued to hold approximately 44.9% of Holdco’s economic interest. As of March 24, 2015, the other co-investors held approximately 8.2% of the voting interest and approximately 8.9% of the economic interest of Holdco, and members of management held approximately 1.2% of the voting interest and approximately 1.3% of the economic interest of Holdco (exclusive of exercisable options).

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

Recent Developments

During the third quarter of 2014, we sold substantially all of the assets of the Lehigh Direct operations of our The Lehigh Press LLC subsidiary (“Lehigh”) for $22.0 million, before customary working capital adjustments (the “Lehigh Transaction”). We applied the net proceeds from the sale to repayment of outstanding indebtedness under our senior secured credit facilities then in place.

On July 25, 2014, we entered into a definitive Omnibus Transaction Agreement (the “OTA”) to combine our Arcade business (“Arcade”) with the Bioplan business of OCM Luxembourg Ileos Holdings S.à.r.l. (“Ileos”) and Tripolis Holdings S.à.r.l. (“Luxco”) to form a new strategic venture under Luxco (the “Arcade Transaction”). The Arcade Transaction was completed on September 23, 2014, whereby in exchange for our contribution of 100% of the capital stock of Arcade, we received approximately $334.5 million in cash proceeds and a 25% minority equity interest in Luxco. Pursuant to the minority equity interest, we have certain minority voting rights and the right to designate two directors to the board of managers of Luxco so long as we maintain a particular level of ownership in the equity of Luxco. We used the proceeds of the Arcade Transaction to repay certain indebtedness in connection with the refinancing of our senior secured credit facilities discussed below. Our equity interest in Luxco is accounted for under the equity method of accounting as prescribed by accounting principles generally accepted in the United States of America.

On September 23, 2014, we completed the refinancing of our senior secured credit facilities pursuant to which we terminated our existing senior secured credit agreement and entered into a new senior secured credit agreement (the “Credit Agreement”) with Visant Secondary, the lending institutions from time to time parties thereto and Credit Suisse AG, as administrative agent and collateral agent (the “2014 Refinancing”). The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $880.0 million, consisting of a $775.0 million term loan facility (the “New Term Loan Facility”) and a $105.0 million revolving credit facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Credit Facilities”).

On November 3, 2014, our Phoenix Color Corp. subsidiary (“Phoenix Color”) completed a purchase of assets of Brady Palmer Label Corp., a provider of book components and labels (“Brady Palmer”). The existing Brady Palmer operations have been transitioned into Phoenix Color’s Hagerstown, Maryland facility.

As a result of the completion of the Lehigh Transaction and the Arcade Transaction during the third quarter of 2014, effective for the quarterly period ended September 27, 2014, the results of these businesses, which comprised a portion of our Marketing and Publishing Services segment, have been reclassified on the consolidated statement of operations to a single line captioned “Income (loss) from discontinued operations, net.” Previously, the results of these businesses included certain allocated corporate costs, which costs have been reallocated to our remaining continuing operations on a retrospective basis, which continuing operations are now comprised of our Scholastic, Memory Book and Publishing and Packaging Services segments. Our consolidated results for all periods disclosed in this report are exclusive of these discontinued operations.

Further information regarding the presentation of our financial condition and results of operations for our continuing operations is provided elsewhere in this report in Note 3, Discontinued Operations, within Item 8.

Our Segments

Our three reportable segments as of January 3, 2015 consisted of:

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

The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is in part attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate any continued volatility of precious metal costs and the impact on our manufacturing costs, we have entered into purchase commitments for gold which we believe will cover our need for gold for fiscal 2015.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. The continued cautious consumer spending environment also contributes to more constrained levels of spending on purchases in our Memory Book and Scholastic segments made directly by the student and parent. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures, continuing to affect orders being placed by our Publishing and Packaging Services customers and volume in our elementary/high school publishing services products and services. The shift towards digital books has generally impacted trade book publishing, including negatively impacting our publishing services business in terms of fewer printed copies of books as well as shorter print runs. However, we believe that this trend has stabilized since 2013. To address changes in technology, consumer behavior and user preferences, we have continued to diversify, expand and improve our product and service offerings and the manner in which we sell our products and services, including through improved e-commerce tools.

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

Restructuring Activity and Other Special Charges

For the year ended January 3, 2015, we recorded $5.2 million of restructuring costs and $10.8 million of other special charges. Included in these charges were $2.8 million, $0.9 million and $0.1 million of severance and related benefits associated with reductions in force in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. Also included in special charges for the fiscal year ended January 3, 2015 were $10.8 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment and the impairment of certain intangible assets in the Scholastic and Memory Book segments. Also included were $1.4 million of severance and related benefit costs associated with the elimination of certain corporate management positions. The associated employee headcount reductions were 164, 16 and one in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

Restructuring accruals of $5.1 million and $7.4 million as of each of January 3, 2015 and December 28, 2013, respectively, are included in other accrued liabilities in the Consolidated Balance Sheets. These accruals as of January 3, 2015 included amounts provided for the termination of the multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 (the “Multi-Year Marketing and Sponsorship Arrangement”) and severance and related benefit costs related to headcount reductions in each segment.

On a cumulative basis through January 3, 2015, we incurred $25.1 million of costs related to the termination of the Multi-Year Marketing and Sponsorship Arrangement and employee severance and related benefit costs related to the 2012, 2013 and 2014 initiatives, which affected an aggregate of 787 employees. We paid $20.0 million in cash related to these initiatives as of January 3, 2015.

Changes in the restructuring accruals during fiscal 2014 were as follows:

In thousands	2014 Initiatives	2013 Initiatives	2012 Initiatives	Total
Balance at December 28, 2013	$—	$7,338	$108	$7,446
Restructuring charges	4,836	270	40	5,146
Severance paid	(3,421)	(3,938)	(148)	(7,507)

Balance at January 3, 2015	$1,415	$3,670	$—	$5,085

We expect the majority of the remaining severance and related benefits associated with the 2014 and 2013 initiatives to be paid by the end of fiscal 2015 and the costs associated with the termination of the Multi-Year Marketing and Sponsorship Arrangement to be paid by the end of 2016.

Other Factors Affecting Comparability

Our fiscal year ends on the Saturday closest to December 31st, and, as a result, a 53rd week is added approximately every sixth year. Our 2014 fiscal year included a 53rd week and ended on January 3, 2015. Fiscal years 2013, 2012, 2011 and 2010 each consisted of 52 weeks.

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, the continued value of goodwill and other intangibles, the recoverability of long-lived assets, income tax, and pension and other postretirement benefits. Management bases its estimates and assumptions on historical experience, the use of independent third-party specialists and various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

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

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2014, at which time we recognized aggregate impairment charges of $8.6 million relating to an impairment of indefinite-lived intangible assets in our Scholastic and Memory Book segments. The impairment charges were primarily attributable to ongoing negative industry-specific factors, including a decrease in sales volumes. We observed a decline in the operating results of the Scholastic and Memory Book segments which led management to reduce forecasted sales for the remainder of 2014 and the discrete periods included in the projections. As part of such impairment test, we first determined that the fair value of the Scholastic and Memory Book segments’ indefinite-lived intangible assets was $226.0 million as of the testing date and, after comparing the fair value to the carrying value of $234.6 million for such assets, we recognized a pre-tax impairment of $8.6 million.

We also performed a Step 1 impairment test on the carrying value of each of our reporting units. Based on this Step 1 test, the fair value of each reporting unit tested for impairment was substantially in excess of its carrying value except for a reporting unit in each of the Scholastic and Publishing and Packaging Services segments. The fair value of such reporting units exceeded their carrying value by 6.3% and 11.3%, respectively. The goodwill of such reporting units as of January 3, 2015 was $295.5 million and $57.0 million, respectively. The impact of a 10% decrease in estimated future cash flows for such reporting units, which are primarily influenced by projections of future revenue, would not result in failing the Step 1 test. No impairment to goodwill was recorded in 2014. Unforeseen events, however, could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of fiscal 2014 and 2013 totaled approximately $992.2 million and $1,001.0 million, respectively.

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

On a consolidated basis, we established a tax valuation allowance of $1.0 million as of the end of fiscal year 2014 related to foreign tax credits because we believe the tax benefits are not likely to be fully realized. Significant management judgment is also required in determining and evaluating our tax reserves. Tax reserves are established for uncertain tax positions which are potentially subject to challenge by applicable taxing authorities. We review our tax reserves as facts and circumstances change. Although the resolution of issues currently under tax audit is uncertain, based on currently available information, we believe the ultimate outcomes will not have a material adverse effect on our financial statements.

Pension and Other Postretirement Benefits

Jostens sponsors defined benefit pension plans for a portion of its employees and certain employees of Visant. Participation in such plans was closed to employees hired after December 31, 2005, other than for certain union employees. Effective January 1, 2008 and July 1, 2008, respectively, the pension plans covering Jostens’ hourly employees subject to Jostens’ two collective bargaining agreements were closed to new hires. Jostens also provides certain medical and life insurance benefits for eligible retirees. This plan was closed after December 31, 2005, other than for certain union employees and certain employees grandfathered into the plan on the basis of their age and tenure with Jostens as of December 31, 2005. Eligible employees from the Company’s former Lehigh subsidiary also participated in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. Effective December 31, 2006, Lehigh closed participation for hourly employees hired after December 31, 2006 (currently there are no active hourly employees in such plan accruing benefits) and froze the plan for salaried and office administrative employees.

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

Effective December 31, 2012, Visant’s qualified and non-qualified pension plans for non-bargained, active employees and its executive supplemental retirement agreements for executive officers were amended to freeze the accrual of additional benefits related to future service and compensation under the plans. Effective December 31, 2013, Visant’s qualified pension plan for bargained employees at Jostens’ Owatonna, Minnesota location was amended to freeze the accrual of additional benefits related to future service and compensation under the plan. Benefits accrued as of December 31, 2012 and December 31, 2013, respectively, were not affected. Employees continue to accrue service during their employment solely for purposes of vesting in pension benefits accrued as of December 31, 2012 and December 31, 2013, as applicable, which were not yet vested upon the freeze based on the applicable multiple year service requirement for vesting. In addition, the freeze does not impact retirees currently receiving pension benefits or employees who have separated service with vested pension benefits.

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

The following is a summary of the three key assumptions that were used in determining 2014 pension expense, along with the impact of a 1% change in each assumed rate. Amounts appearing in parentheses indicate the amount by which annual pension expense would be reduced by a 1% change in the assumed rate. Modification of these assumptions does not impact the funding requirements for the qualified pension plans.

In thousands	Rate	Impact of 1% increase	Impact of 1% decrease
Discount rate (1)	5.02%	$(273)	$105
Expected return on plan assets (2)	8.50%	$(2,780)	$2,780
Rate of compensation increases (3)	N/A	$—	$—

(1)	A discount rate of 5.02% was used for both the qualified and non-qualified pension plans.
(2)	The expected long-term rate of return on plan assets was 8.50%.
(3)	Since the pension plans were amended to freeze future accruals, no assumption is required for the rate of compensation increases.

As of January 3, 2015, we did not expect to have an obligation to contribute to our qualified pension plans in 2015 due to the funded status of the plans after accounting for of the impact of the Highway and Transportation Funding Act of 2014 (“HATFA”) passed in August 2014. For the fiscal year ended January 3, 2015, we contributed $3.2 million, $2.7 million and $0.2 million to our qualified pension plans, non-qualified pension plans and postretirement welfare plans, respectively. Of these contributions, $3.1 million and $0.1 million related to obligations for former employees of Lehigh under the qualified pension plan and non-qualified pension plan, respectively.

Results of Operations

The following table sets forth selected information derived from our Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years 2014, 2013 and 2012. In the text below, amounts and percentages have been rounded and are based on the amounts in our consolidated financial statements.

				% Change between	% Change between
	Visant Corporation and Subsidiaries
				2013 and	2012 and
In thousands	2014	2013	2012	2014	2013
Net sales	$831,770	$854,007	$885,859	(2.6%)	(3.6%)
Gross profit	491,763	502,692	516,756	(2.2%)	(2.7%)
% of net sales	59.1%	58.9%	58.3%
Selling and administrative expenses	326,808	349,694	373,653	(6.5%)	(6.4%)
% of net sales	39.3%	40.9%	42.2%
Gain on disposal of fixed assets	(679)	(858)	(1,713)	NM	NM
Special charges	16,001	20,236	47,909	NM	NM
Operating income	$149,633	$133,620	$96,907	12.0%	37.9%
% of net sales	18.0%	15.6%	10.9%
Interest expense, net	154,105	155,001	158,669	(0.6%)	(2.3%)
Loss (gain) on repurchase and redemption of debt	26,593	—	(947)	NM	NM
Benefit from income taxes	(19,638)	(6,434)	(8,131)	205.2%	(20.9%)
Income (loss) from discontinued operations, net of tax	95,955	16,028	(5,916)	NM	NM
Net income (loss)	$84,528	$1,081	$(58,600)	(7719.4%)	101.8%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Publishing and Packaging Services. The following table sets forth selected segment information derived from our Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years 2014, 2013 and 2012. For additional financial information about our operating segments, see Note 16, Business Segments, to the consolidated financial statements.

				% Change between	% Change between
	Visant Corporation and Subsidiaries
				2013 and	2012 and
In thousands	2014	2013	2012	2014	2013
Net sales
Scholastic	$421,286	$431,895	$445,790	(2.5%)	(3.1%)
Memory Book	320,545	331,339	346,070	(3.3%)	(4.3%)
Publishing and Packaging Services	91,176	91,315	94,814	(0.2%)	(3.7%)
Inter-segment eliminations	(1,237)	(542)	(815)	NM	NM

	$831,770	$854,007	$885,859	(2.6%)	(3.6%)

Operating income (loss)
Scholastic	$35,136	$37,480	$25,320	(6.3%)	48.0%
Memory Book	108,445	100,572	92,256	7.8%	9.0%
Publishing and Packaging Services	6,052	(4,432)	(20,669)	236.6%	(78.6%)

	$149,633	$133,620	$96,907	12.0%	37.9%

NM = Not meaningful

Year Ended January 3, 2015 Compared to the Year Ended December 28, 2013

Net Sales. Consolidated net sales decreased $22.2 million, or 2.6%, to $831.8 million for the fiscal year ended December 28, 2013 compared to $854.0 million for the prior year comparable period.

Net sales for the Scholastic segment for the fiscal year ended January 3, 2015 decreased by $10.6 million, or 2.5%, to $421.3 million, compared to $431.9 million for the fiscal year ended December 28, 2013. This decrease was primarily attributable to lower volume in our base jewelry, professional championship and announcement products.

Net sales for the Memory Book segment for the fiscal year ended January 3, 2015 decreased by $10.8 million, or 3.3%, to $320.5 million, compared to $331.3 million for the fiscal year ended December 28, 2013. This decrease was primarily attributable to lower yearbook volume.

Net sales for the Publishing and Packaging Services segment of $91.2 million for the fiscal year ended January 3, 2015 were relatively flat year-over-year compared to $91.3 million for the fiscal year ended December 28, 2013.

Gross Profit. Consolidated gross profit decreased $10.9 million, or 2.2%, to $491.8 million for the fiscal year ended January 3, 2015 from $502.7 million for the fiscal year ended December 28, 2013. The decrease in gross profit was primarily due to the impact of lower sales in our Scholastic and Memory Book segments as described in the preceding paragraphs. As a percentage of net sales, gross profit margin increased slightly to 59.1% for fiscal year 2014 from 58.9% for the comparative prior year period.

Selling and Administrative Expenses. Selling and administrative expenses decreased $22.9 million, or 6.5%, to $326.8 million for the fiscal year ended January 3, 2015 from $349.7 million for fiscal year 2013. This decrease was primarily due to lower depreciation and amortization of $17.8 million. Additionally, included in fiscal 2013 was an aggregate of $4.3 million of non-recurring employment expense related to certain executive transitions. Excluding the impact of the lower depreciation and amortization and non-recurring employment expense, selling and administrative expenses for the year ended January 3, 2015 decreased approximately $0.8 million compared to the year ended December 28, 2013, which was primarily the result of a decrease in sales commissions driven by lower overall sales volumes in our Memory Book and Scholastic segments.

Special Charges. For the year ended January 3, 2015, special charges included $2.8 million, $0.9 million and $0.1 million of severance and related benefits associated with reductions in force in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. Also included in special charges for the fiscal year ended January 3, 2015 were $10.8 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment and the impairment of certain intangible assets in the Scholastic and Memory Book segments. Also included were $1.4 million of severance and related benefit costs associated with the elimination of certain corporate management positions. The associated employee headcount reductions were 164, 16 and one in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

For the year ended December 28, 2013, we recorded $11.3 million of restructuring costs and $8.9 million of other special charges. Included in these charges were (a) $8.3 million of costs in the Publishing and Packaging Services segment consisting of a non-cash charge of $8.2 million related to the write-off of a tradename no longer in use, and $0.1 million of severance and related benefit costs associated with reductions in force; (b) $2.6 million of costs in the Scholastic segment consisting of $2.5 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.1 million related to asset impairment charges associated with facility consolidations; and (c) $1.7 million of costs in the Memory Book segment consisting of $1.0 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.7 million related to asset impairment charges associated with the consolidation of our Topeka, Kansas facility. Also included in special charges for the twelve months ended December 28, 2013 was $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007. The associated employee headcount reductions were 123, 18 and five in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

Operating Income. As a result of the foregoing, our consolidated operating income increased $16.0 million to $149.6 million for the fiscal year ended January 3, 2015 compared to $133.6 million for the comparable period in 2013. As a percentage of net sales, operating income was 18.0% and 15.6% for the fiscal years ended January 3, 2015 and December 28, 2013, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

In thousands	2014	2013
Visant Corporation and Subsidiaries:
Interest expense	$142,048	$141,764
Amortization of debt discount, premium and deferred financing costs	12,066	13,248
Interest income	(9)	(11)

Interest expense, net	$154,105	$155,001

Net interest expense decreased $0.9 million to $154.1 million for the fiscal year ended January 3, 2015 compared to $155.0 million for the comparative prior year period, primarily due to lower amortization related to deferred financing costs.

Loss on Repurchase and Redemption of Debt. In connection with the 2014 Refinancing, we recognized a loss of $26.6 million. This loss included the write-off of non-cash amounts related to the remaining unamortized discount of $9.0 million and an aggregate of $17.6 million of unamortized deferred financing costs.

Benefit from Income Taxes. Our consolidated effective income tax rate was 63.2% and 30.1% for the fiscal years ended January 3, 2015 and December 28, 2013, respectively. In 2014, the Company’s tax rate benefited from the release of reserves, offset in part by the unfavorable effects of deemed foreign earning repatriations and adjustments to current and deferred tax accounts. The unfavorable effects of foreign earnings repatriations also impacted our effective tax rate for 2013.

Income from Discontinued Operations. We consummated the sale of our Arcade business on September 23, 2014 recognizing a gain on the transaction of $96.3 million, net of taxes. Additionally, we sold substantially all of the assets of our Lehigh Direct business in July 2014 for a loss of $4.2 million, net of taxes. Net income from discontinued operations for the fiscal year ended January 3, 2015 also included a charge of $3.4 million, net of tax, related to the withdrawal liability of The Lehigh Press LLC from a multi-employer pension plan under which certain collectively bargained Lehigh Direct production employees participated. This withdrawal liability was triggered by the sale of the business in July 2014. The operations of these businesses prior to sale resulted in net income of $3.8 million for the fiscal year ended January 3, 2015 compared to net income of $16.0 million for the fiscal year ended December 28, 2013.

Net Income. As a result of the foregoing, net income was $84.5 million for the fiscal year ended January 3, 2015 compared to net income of $1.1 million for the fiscal year ended December 28, 2013.

Year Ended December 28, 2013 Compared to the Year Ended December 29, 2012

Net Sales. Consolidated net sales decreased $31.9 million, or 3.6%, to $854.0 million for the fiscal year ended December 28, 2013 compared to $885.9 million for the prior year comparable period.

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

Net sales for the Publishing and Packaging Services segment decreased to $91.3 million for the fiscal year ended December 28, 2013 compared to $94.8 million for the fiscal year ended December 29, 2012. This decrease was primarily due to lower book component sales.

Gross Profit. Consolidated gross profit decreased $14.1 million, or 2.7%, to $502.7 million for the fiscal year ended December 28, 2013 from $516.8 million for the fiscal year ended December 29, 2012. The decrease in gross profit was primarily due to the impact of lower sales across all segments as described in the preceding paragraphs. As a percentage of net sales, gross profit margin increased slightly to 58.9% for fiscal year 2013 from 58.3% for the comparative prior year period.

Selling and Administrative Expenses. Selling and administrative expenses decreased $24.0 million, or 6.4%, to $349.7 million for the fiscal year ended December 28, 2013 from $373.7 million for fiscal year 2012. Included in the fiscal 2013 amount was an aggregate of $4.3 million of non-recurring employment expense related to certain executive transitions and lower depreciation and amortization of $15.2 million. Excluding the impact of the non-recurring employment expense and lower depreciation and amortization, selling and administrative expenses for the year ended December 28, 2013 decreased approximately $13.1 million compared to the year ended December 29, 2012, which was primarily the result of a decrease in sales commissions driven by lower overall sales volumes in our Memory Book and Scholastic segments and cost reduction initiatives taken during fiscal years 2012 and 2013.

Special Charges. For the year ended December 28, 2013, we recorded $11.3 million of restructuring costs and $8.9 million of other special charges. Included in these charges were (a) $8.3 million of costs in the Publishing and Packaging Services segment consisting of a non-cash charge of $8.2 million related to the write-off of a tradename no longer in use, and $0.1 million of severance and related benefit costs associated with reductions in force; (b) $2.6 million of costs in the Scholastic segment consisting of $2.5 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.1 million related to asset impairment charges associated with facility consolidations; and (c) $1.7 million of costs in the Memory Book segment consisting of $1.0 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.7 million related to asset impairment charges associated with the consolidation of our Topeka, Kansas facility. Also included in special charges for the twelve months ended December 28, 2013 was $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007. The associated employee headcount reductions were 123, 18 and five in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

For the year ended December 29, 2012, we recorded $8.4 million of restructuring costs and $39.6 million of other special charges. Included in these charges were $30.0 million of costs in the Publishing and Packaging Services segment consisting of $29.3 million of non-cash impairment charges associated with the write-down of goodwill. Also included in such charges were $0.7 million of severance and related benefit costs. Special charges in the Scholastic segment included $8.9 million of non-cash impairment charges associated with the write-down of goodwill and $1.2 million of severance and related benefit costs associated with reductions in force. Special charges in the Memory Book segment included $7.8 million of costs consisting of $6.4 million of severance and related benefit costs associated with reductions in force and approximately $1.4 million of non-cash asset related impairment charges, in each case associated with the consolidation of our Clarksville, Tennessee and Topeka, Kansas facilities. The associated employee headcount reductions were 389, 39 and 43 in the Memory Book, Scholastic and Publishing and Packaging Services segments, respectively.

Operating Income. As a result of the foregoing, our consolidated operating income increased $36.7 million to $133.6 million for the fiscal year ended December 28, 2013 compared to $96.9 million for the comparable period in 2012. As a percentage of net sales, operating income was 15.6% and 10.9% for the fiscal years ended December 28, 2013 and December 29, 2012, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

In thousands	2013	2012
Visant Corporation and Subsidiaries:
Interest expense	$141,764	$145,492
Amortization of debt discount, premium and deferred financing costs	13,248	13,225
Interest income	(11)	(48)

Interest expense, net	$155,001	$158,669

Net interest expense decreased $3.7 million to $155.0 million for the fiscal year ended December 28, 2013 compared to $158.7 million for the comparative prior year period, primarily due to lower average borrowings.

Benefit from Income Taxes. Our consolidated effective income tax rate was 30.1% and 13.5% for the fiscal years ended December 28, 2013 and December 29, 2012, respectively. In 2012, the rate reflected the significant impact of a non-deductible goodwill write-off which reduced the effective rate substantially. Our effective tax rates for both 2013 and 2012 were impacted by the unfavorable effects of foreign earnings repatriations.

Income (Loss) from Discontinued Operations. Operations of businesses classified as discontinued operations prior to sale resulted in net income of $16.0 million for the year ended December 28, 2013 compared to a net loss of $5.9 million for the comparable prior year period.

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

In thousands	2014	2013	2012
Net cash provided by operating activities	$50,707	$101,594	$111,741
Net cash provided by (used in) investing activities	310,751	(48,473)	(50,652)
Net cash used in financing activities	(407,604)	(16,942)	(36,606)
Effect of exchange rate changes on cash	(276)	(333)	(301)

(Decrease) increase in cash and cash equivalents	$(46,422)	$35,846	$24,182

Full Fiscal Year 2014

In 2014, cash provided by operating activities was $50.7 million compared to cash provided by operating activities of $101.6 million for the comparative 2013 period. Included in cash flows from operating activities was cash provided by discontinued operations of $4.8 million and $31.6 million for the fiscal years ended January 3,

2015 and December 28, 2013, respectively. Consequently, the cash provided by continuing operations was $45.9 million and $70.0 million for fiscal years 2014 and 2013, respectively. The decrease in cash from continuing operations was primarily attributable to timing of cash interest payments, contributions to our qualified pension plans and lower cash earnings. This reduction was partially offset by timing of cash flows from changes in our working capital requirements.

Net cash provided by investing activities for 2014 was $310.8 million compared with cash used in investing activities of $48.5 million for the comparative 2013 period. This increase was primarily due to aggregate cash proceeds from the sales of our Arcade and Lehigh businesses of approximately $351.4 million. Our capital expenditures relating to purchases of property, plant and equipment were $27.2 million and $25.6 million for fiscal years 2014 and 2013, respectively.

Net cash used in financing activities for 2014 was $407.6 million, compared with cash used in financing activities of $16.9 million for the comparative 2013 period. Net cash used in financing activities for fiscal 2014 primarily consisted of the repayment of long-term debt in connection with the 2014 Refinancing, including $1,140.4 million previously outstanding under our prior term loan credit facility as well as payments under equipment financing arrangements and capital lease obligations. Additionally, $17.2 million of cash was used to pay debt financing costs and related expenses. This was offset by net proceeds from the entry into the New Term Loan Facility. Visant also transferred approximately $3.9 million of cash through Visant Secondary to Holdco to allow Holdco to settle equity interests with managers and directors and pay normal operating expenses. Net cash used in financing activities in 2013 primarily included an aggregate approximate payment of $12.0 million under the then outstanding prior term loan credit facility, inclusive of a voluntary pre-payment of $1.3 million and a payment of $10.7 million under the excess cash flow provisions of the prior term loan credit facility, and payment of $2.9 million under long-term debt related to equipment financing arrangements and capital lease obligations.

Full Fiscal Year 2013

In 2013, cash provided by operating activities was $101.6 million compared with $111.7 million for the comparable prior year period. Included in cash flows from operating activities was cash provided by discontinued operations of $31.6 million and $36.4 million for fiscal years ended December 28, 2013 and December 29, 2012, respectively. Consequently, cash provided by continuing operations was $70.0 million and $75.3 million for fiscal years 2013 and 2012, respectively. The decrease in cash from continuing operations of $5.3 million was attributable to lower cash earnings, primarily due to lower overall sales.

Net cash used in investing activities for 2013 was $48.5 million compared with $50.7 million for the comparative 2012 period. Included in cash flows from investing activities was cash used in discontinued operations of $26.1 million and $15.7 million for fiscal years ended December 28, 2013 and December 29, 2012, respectively. Consequently, cash used in investing activities of continuing operations was $22.4 million and $34.9 million for fiscal years 2013 and 2012, respectively. The decrease in cash used in investing activities of continuing operations of $12.5 million was primarily driven by lower capital expenditures for purchases of property, plant and equipment of $12.3 million in fiscal year 2013 versus the comparable 2012 period. Our capital expenditures relating to purchases of property, plant and equipment were $25.6 million and $37.9 million for fiscal years 2013 and 2012, respectively.

Net cash used in financing activities for fiscal year 2013 was $16.9 million compared with $36.6 million for the comparable 2012 period. Net cash used in financing activities for fiscal years 2013 and 2012 primarily consisted of $14.9 million and $36.8 million in long-term debt repayments, respectively.

During 2013, Visant transferred approximately $0.6 million of cash through Visant Secondary to Holdco to allow Holdco to settle equity with certain former managers.

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations for future payments as of January 3, 2015:

	Payments due by calendar year
In thousands	Total	2015	2016	2017	2018	2019	Thereafter
Notes outstanding	$736,670	$—	$—	$736,670	$—	$—	$—
Term loans (1)	773,062	7,750	7,750	7,750	7,750	7,750	734,312
Operating leases	10,728	3,674	3,184	2,484	1,202	117	67
Capital leases	1,767	573	471	449	272	2	—
Equipment financing arrangements	3,744	1,592	1,006	517	472	157	—
Precious metals forward contracts	13,882	13,882	—	—	—	—	—
Benefit obligations (qualified) (2)	1,100	—	—	—	—	700	400
Benefit obligations (non-qualified) (3)	26,798	2,887	2,910	2,757	2,666	2,647	12,931
Interest expense (4)	576,152	130,091	127,964	126,154	51,944	51,402	88,597
Management agreements (5)	26,275	4,062	4,184	4,309	4,439	4,572	4,709
Contractual capital equipment purchases	1,370	1,370	—	—	—	—	—
Promissory notes to former employees	364	364	—	—	—	—	—

Total contractual cash obligations (6)	$2,171,912	$166,245	$147,469	$881,090	$68,745	$67,347	$841,016

(1)	If the aggregate amount of the Senior Notes outstanding on July 2, 2017 is greater than $250.0 million, the New Credit Facilities will expire on July 2, 2017.
(2)	Amounts represent projected future benefit payments to our funded qualified pension plans based on current assumptions. The estimated amount of contributions to our funded qualified pension plans beyond 2014 is reflected but will be subject to change based on future asset and liability experience. Actual obligations may differ.
(3)	Amounts represent projected future benefit payments for our unfunded non-qualified pension plans and postretirement welfare plans based on current assumptions.
(4)	Projected interest expense related to the variable rate term loans is based on market rates as of the end of 2014.
(5)	In October 2004, Holdco entered into a management agreement with KKR and DLJMBP III to provide management and advisory services to us. Holdco agreed to pay an annual fee of $3.0 million, effective October 2004, subject to 3% annual increases. Since the agreement does not have an expiration date other than in connection with the Sponsors no longer owning us, the obligation as presented above only reflects one additional year of management fees beyond 2019.
(6)	Our gross unrecognized tax benefit obligation at January 3, 2015 was $0.8 million. It is not presently possible to estimate the years in which part or all of the balance would result in a cash disbursement. Also outstanding as of January 3, 2015 was $19.6 million in the form of letters of credit under the New Revolving Credit Facility.

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

We have substantial debt service requirements and are highly leveraged. As of January 3, 2015, we had total indebtedness of $1,514.1 million, including $773.1 million outstanding under the New Term Loan Facility, $736.7 million aggregate principal amount of Senior Notes, $4.4 million of outstanding borrowings under capital lease and equipment financing arrangements and exclusive of $19.6 million of standby letters of credit outstanding and $15.0 million of original issue discount related to the New Term Loan Facility. Our cash and cash equivalents as of January 3, 2015 totaled $49.6 million. As of January 3, 2015, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated first lien secured debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the New Credit Facilities, which included $85.4 million of available borrowings (net of standby letters of credit) under the $105.0 million New Revolving Credit Facility as of January 3, 2015.

Our liquidity and our ability to fund our capital requirements will depend on the credit markets and our financial condition. The extent of any impact of credit market conditions on our liquidity and ability to fund our capital requirements or to undertake future financings will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. Any refinancing of our debt could be on less favorable terms, including becoming subject to higher interest rates. In addition, the terms of our existing or future debt instruments, including the New Credit Facilities or any replacement senior secured credit facilities and the indenture governing the Senior Notes, may restrict certain of our alternatives. We anticipate that, to the extent additional liquidity is necessary to fund our operations or make acquisitions, it would be funded through additional borrowings under our New Credit Facilities, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. The possibility of consummating any such financing will be subject to conditions in the capital markets at such time. We may not be able to obtain this additional liquidity when needed on terms acceptable to us or at all.

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

Off-Balance Sheet Arrangements

Precious Metals Consignment Arrangement

We are party to a precious metals consignment agreement with a major financial institution under which we currently have the ability to obtain up to the lesser of a certain specified quantity of precious metals and

$51.0 million in dollar value of consigned inventory. Under these arrangements, we do not take title to consigned inventory until payment. Accordingly, we do not include the value of consigned inventory or the corresponding liability in our consolidated financial statements. The value of consigned inventory at January 3, 2015 and December 28, 2013 was $23.9 million and $15.6 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, we incurred expenses for consignment fees related to this facility of $0.7 million for fiscal 2014, $0.8 million for fiscal 2013 and $1.1 million for fiscal 2012. The obligations under the consignment agreement are guaranteed by Visant.

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

Recently Adopted Accounting Pronouncements

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02 (“ASU 2012-02”) which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset, other than goodwill, for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this guidance did not have a material impact on our financial statements.

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

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”), which requires entities to measure obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 became effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. Our adoption of this guidance did not have a material impact on our financial statements.

On March 4, 2013, the FASB issued Accounting Standards Update 2013-05 (“ASU 2013-05”), which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been (1) the sale of a subsidiary or group of net assets within a foreign entity, and the sale represents the substantially complete liquidation of the investment in the foreign entity, (2) a loss of a controlling financial interest in an investment in a foreign entity or (3) a step acquisition for a foreign entity. ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. Our adoption of this guidance did not have a material impact on our financial statements.

On July 17, 2013, the FASB issued Accounting Standards Update 2013-10 (“ASU 2013-10”), which amends ASC 815 to allow entities to use the federal funds effective swap rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. ASU 2013-10 also eliminates the provision in ASC 815 which prohibited the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. ASU 2013-10 became effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 and for hedging relationships redesignated on or after that date. Our adoption of this guidance did not have a material impact on our financial statements.

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11 (“ASU 2013-11”), which provides guidance on the financial statement presentation of unrecognized tax benefits (“UTB”) when a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward exists. Under ASU 2013-11, an entity must present a UTB, or a portion of a UTB, in its financial statements as a reduction to a deferred tax asset (“DTA”) for a NOL carryforward, a similar tax loss or a tax credit carryforward, except when (1) a NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (2) the entity does not intend to use the DTA for this purpose. If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. This guidance became effective for fiscal years beginning after December 15, 2013. The amendment should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. Our adoption of this guidance did not have a material impact on our financial statements.

On April 10, 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), which amends the definition of a discontinued operation in ASC 205-20, Discontinued Operations (“ASC 205-20”), and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 limits classification of a discontinued operation to a component or group of components disposed of or classified as held for sale which represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Before these amendments, ASC 205-20 neither required nor prohibited such presentation. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. We elected to early adopt the guidance and implemented ASU 2014-08 for the quarterly period ended September 27, 2014. Refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Discontinued Operations, for further details.

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB codification. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 for public entities. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance of ASU 2014-09. We are currently evaluating the impact and disclosure of this guidance but do not expect it to have a material impact on our financial statements.

On June 19, 2014, the FASB issued Accounting Standards Update 2014-12 (“ASU 2014-12”), which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, with early adoption permitted. All entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of ASU 2014-12) or retrospectively. We are currently evaluating the impact and disclosure of this guidance but do not expect it to have a material impact on our financial statements.

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for all entities for reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the impact and disclosure of this guidance but do not expect it to have a material impact on our financial statements.

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

Interest Rate Risk

We are subject to market risk associated with changes in LIBOR and other variable interest rates in connection with the Credit Facilities. If short-term interest rates or LIBOR averaged 10% more or less, interest expense would have changed by $0.3 million for 2014, and $0.1 million for each of 2013 and 2012.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in exchange rates of the currencies in the countries in which we do business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. operations, fluctuations in such rates may affect the translation of these results into our consolidated financial statements. We currently have foreign operations primarily in Canada where substantially all transactions are denominated in Canadian dollars. From time to time, we enter into forward foreign currency exchange contracts to hedge certain purchases of inventory denominated in foreign currencies. We may also periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of these hedging activities is to minimize the impact of foreign currency fluctuations on our results of operations and cash flows. We consider our market risk in such activities to be immaterial.

Commodity Price Risk

We are subject to market risk associated with changes in the price of precious metals. To mitigate our commodity price risk, we enter into forward contracts from time to time to purchase gold, platinum and silver, in each case, based upon the estimated quantity needed to satisfy projected customer demand. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on our open precious metal forward purchase contracts. We considered the market rate risk of approximately $2.2 million and $3.7 million with respect to such contracts as of the end of 2014 and 2013, respectively, to be immaterial. Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase or decrease in fair value over our aggregate forward contract commitment.

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

Changes in Internal Control Over Financial Reporting

In addition, during the quarter ended January 3, 2015, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 3, 2015.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business backgrounds of our executive officers and directors as of March 24, 2015.

Name	Age	Position
Marc L. Reisch	59	Chairman, President and Chief Executive Officer
Paul B. Carousso	46	Senior Vice President, Chief Financial Officer
Charles W. Mooty	54	President and Chief Executive Officer, Jostens, Director
James S. Simpson	54	Chief Financial Officer, Jostens
David F. Burgstahler	46	Director
Webster Chua	32	Director
Tagar C. Olson	37	Director
Susan C. Schnabel	53	Director

Marc L. Reisch joined Visant as Chairman, President and Chief Executive Officer upon the consummation of the Transactions in October 2004. Mr. Reisch had been a director of Jostens since November 2003. Mr. Reisch also serves on the Board of Directors of the Company’s Jostens, Inc. subsidiary.

Paul B. Carousso joined Visant in October 2004 upon consummation of the Transactions and currently serves as our Senior Vice President, Chief Financial Officer.

Charles W. Mooty joined Jostens as President and Chief Executive Officer effective January 1, 2014. Mr. Mooty served as Interim Chief Executive Officer and President of Fairview Health Services, a network of hospitals and clinics throughout the State of Minnesota, from 2012 to 2013. Prior to that, Mr. Mooty served as the Chief Executive Officer of Faribault Woolen Mill Co., a woolen product manufacturer, from 2011 to 2013. Previously, Mr. Mooty served as the Chairman of the Board, President and Chief Executive Officer of International Dairy Queen, Inc. from 2003 to 2008. Mr. Mooty currently serves as a member of the Board of Directors of Fairview Health Services and Faribault Woolen Mill Co. Mr. Mooty also serves on the Board of Directors of the Company’s Jostens, Inc. subsidiary.

James S. Simpson joined Jostens in 2010 as its Chief Financial Officer. Prior to joining Jostens, Mr. Simpson served for 10 years as the Chief Financial and Administrative Officer of International Dairy Queen, a subsidiary of Berkshire Hathaway, which owns, operates and franchises restaurants.

David F. Burgstahler is a Partner and the President of Avista Capital Partners, a leading private equity firm. Prior to forming Avista Capital Partners in 2005, Mr. Burgstahler was a Partner with DLJ Merchant Banking Partners, the private equity investment arm of Credit Suisse. Mr. Burgstahler joined Credit Suisse in 2000 when it merged with the investment bank Donaldson, Lufkin and Jenrette. Mr. Burgstahler joined Donaldson, Lufkin and Jenrette in 1995. Mr. Burgstahler also serves on the boards of AngioDynamics, Armored AutoGroup, ConvaTec, INC Research Holdings, Inc., Lantheus Medical Imaging, Strategic Partners, Vertical Pharmaceuticals and Trigen Laboratories and WideOpenWest Holdings, Inc. Mr. Burgstahler is a past member of a number of public and private boards, including Warner Chilcott plc and BioReliance Corporation. Mr. Burgstahler also serves on the Board of Directors of the Company’s Jostens, Inc. subsidiary.

Webster Chua holds the position of Director, Principal Activities, at KKR. He joined KKR in 2006, and from 2006 to 2012, he was a member of KKR’s media and communications private equity industry team. At KKR, Mr. Chua has been involved with the investments in First Data Corporation, IPREO, Legg Mason, and Visant. Prior to joining KKR, he was with Goldman, Sachs & Co. in its technology, media and telecommunications investment banking group, where he was involved in a number of merger, acquisition and financing transactions. Mr. Chua also serves on the Board of Directors of the Company’s Jostens, Inc. subsidiary.

Tagar C. Olson is a Member of KKR. He joined KKR in 2002 and is Head of KKR’s Financial Services industry team. Mr. Olson is also on the board of directors of Alliant Insurance Services, First Data Corporation, Santander Consumer USA, and Sedgwick, Inc., serves as an observer on the board of directors of WMI Holdings Corp. and is involved with KKR’s investment in Nephila Capital Ltd. Mr. Olson also serves on the Board of Directors of the Company’s Jostens, Inc. subsidiary. Before joining KKR, Mr. Olson was with Evercore Partners Inc, where he was involved in a number of private equity transactions and mergers and acquisitions.

Susan C. Schnabel is the Co-Founder and Managing Partner of aPriori Capital Partners, a private equity fund manager created in connection with the spin-off of DLJ Merchant Banking Partners from Credit Suisse in 2014. Prior to forming aPriori Capital, Ms. Schnabel worked at Credit Suisse as a Managing Director in the Asset Management Division and as Co-Head of DLJ Merchant Banking Partners, responsible for originating new investments and monitoring existing investments and served on its Investment Committee. Ms. Schnabel joined Credit Suisse in November 2000 through the merger with Donaldson, Lufkin & Jenrette (DLJ), where she was a Managing Director. Prior to the merger with Credit Suisse, Ms. Schnabel spent three years at DLJ Merchant Banking Partners, and was responsible for directing DLJ’s principal investing activities in the Los Angeles office. Ms. Schnabel currently serves as a Director of Arcade Marketing, Deffenbaugh Industries, Enduring Resources, Laramie Energy, Luxury Optical Holdings, Merrill Corp and Summit Gas Resources. Ms. Schnabel also serves on the Board of Directors of the Company’s Jostens, Inc. subsidiary.

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

Messrs. Burgstahler, Chua and Olson and Ms. Schnabel (the “Sponsor Directors”) were appointed to our Board of Directors as a consequence of their respective relationships with the Sponsors, in the case of Mr. Reisch, the Sponsors’ knowledge and familiarity with Mr. Reisch and his industry knowledge and past management accomplishments, and in the case of Mr. Mooty, his industry knowledge and past management accomplishments. Each is appointed under the terms of the 2004 Stockholders Agreement (as defined below and as amended). None of the members of our Board of Directors would be considered independent under the listing standards of the New York Stock Exchange.

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Sponsors and the Board of Directors focus primarily on each candidate’s prior experience.

Each of our directors possesses high ethical standards, acts with integrity, and exercises careful, mature judgment. Each is committed to employing his or her skills and abilities to aid the long-term interests of our stakeholders. In addition, our directors are knowledgeable and experienced in one or more business, governmental, or civic endeavors, which further qualifies them for service as members of the Board of Directors. Alignment with our stockholders is important in building value over time. As a group, Messrs. Reisch and Mr. Mooty and the Sponsor Directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.

Our Board of Directors

Our Board of Directors is currently composed of six members. Each of Messrs. Reisch, Burgstahler and Olson was appointed upon the consummation of the Transactions in October 2004, while Ms. Schnabel, was appointed in October 2010, and Messrs. Chua and Mooty were appointed in October 2014. Under the stockholders agreement entered into in connection with the Transactions (as amended, the “2004 Stockholders Agreement”), KKR and DLJMBP III each has the right to designate four of our directors (currently two KKR and two DLJMBP III designees serve on our board), and Messrs. Reisch and Mooty are management designees. Marc Reisch, our Chief Executive Officer and President, is Chairman. Our Board of Directors currently has three standing committees: an Audit Committee, a Compensation Committee and an Executive Committee. We expect the chair of each of the Audit Committee and the Compensation Committee to rotate annually between a director designated by KKR and a director designated by aPriori, consistent with the terms of the 2004 Stockholders Agreement.

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

The members of the Audit Committee as of the end of fiscal 2014 were Messrs. Olson (Chair) and Burgstahler. The Board of Directors has determined that each of the current members qualifies as an “audit committee financial expert” through his relevant work experience as described above. Mr. Burgstahler is a Partner and President of Avista Capital Partners, and Mr. Olson is a Member of KKR. Neither of the members of the Audit Committee is considered “independent” as defined under the federal securities laws. Effective as of April 2015, the Audit Committee will be comprised of Messrs. Burgstahler and Chua, and Mr. Burgstahler will serve as Chair. The Board of Directors has determined that Mr. Chua qualifies as an “audit committee financial expert” through his relevant work experience as described above. Mr. Chua is not considered “independent” as defined under the federal securities laws.

Compensation Committee

The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation practices and policies for our executive officers and other key employees, as the Committee may determine, to ensure that management’s interests are aligned with the interests of our equity holders. The Committee also reviews and makes recommendations to the Board of Directors with respect to our employee benefits plans, compensation and equity based plans and compensation of directors. The members of the Compensation Committee as of the end of fiscal 2014 were Ms. Schnabel (Chair) and Mr. Olson. Effective as of April 2015, the Compensation Committee will be comprised of Ms. Schnabel and Mr. Olson, and Mr. Olson will serve as Chair.

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

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis (the “Compensation Discussion and Analysis”) describes the material elements, policies and practices with respect to our principal executive officer, principal financial officer and our other executive officers as of the end of fiscal year 2014, who are collectively referred to as the “named executive officers” in this Compensation Discussion and Analysis. This Compensation Discussion and Analysis also describes the material elements of compensation awarded to, earned by, or paid to each of the named executive officers. This section should be read in conjunction with the tables and narrative discussion of our executive compensation program that follows this discussion.

We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive program, long-term equity-based incentives and other benefits, perquisites, post-termination severance and equity or equity-based award liquidity upon certain termination events and/or a change in control. Certain other post-termination retirement benefits are provided to our Chief Executive Officer (“CEO”). Our current retirement and other benefits include life, disability, medical, dental and vision insurance benefits and a qualified 401(k) savings plan and our perquisites generally include reimbursement for certain medical expenses and a car allowance.

Objectives of our Executive Compensation Program

Our compensation programs are designed to achieve the following objectives:

•	attract, motivate, retain and reward talented and dedicated executives whose knowledge, skill and performance are critical to our success and long-term growth;

•	provide our executive officers with a balanced compensation opportunity, including both cash and equity or equity-based incentives, to further our interests and those of our stockholders;

•	provide cash and long-term incentive compensation that is competitive based on comparable market position;

•	align rewards to measurable performance metrics and with the interest of our stockholders through awards that vest and are valued based on the achievement of strategic objectives with the goal of enhancing long-term stockholder value; and

•	compensate our executives to manage our business to achieve strategic objectives and sustainable performance.

Compensation Process

Our Compensation Committee, the members of which serve at the pleasure of our Sponsors, reviews and approves the principal elements of compensation for our named executive officers. The Compensation Committee meets outside the presence of all of our executive officers to consider appropriate compensation for our CEO, Marc Reisch. The Compensation Committee considers feedback from the other non-executive members of the Board of Directors and Mr. Reisch in establishing Mr. Reisch’s compensation and setting objectives for the ensuing year. For all other executive officers, the Committee meets outside the presence of the executive officers other than Mr. Reisch. The Compensation Committee annually reviews executive officer performance and the achievement of performance and strategic objectives. The Compensation Committee has from time to time reviewed market and industry data and benchmarking provided through outside compensation consultants in setting base salary and short and long-term compensation. Positions were matched based on title and responsibilities of the position with comparable positions in the market based on similar company revenue size found within the published survey data of leading human resource organizations. We may from time to time in the future have benchmarking performed to assist the Compensation Committee in setting executive compensation.

Base Salary

We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary in order to attract and retain an appropriate caliber of ability, experience and talent for the position and to provide base compensation that is not subject to our performance risk. We establish the base salary for each executive officer based in part in consideration of competitive factors as well as individual factors, such as the individual’s scope of duties, performance and experience and, to a certain extent, the pay of others on the executive team. When establishing the base salary of any executive officer, we have also considered competitive market factors, business demands for certain skills, individual experience and contributions, the roles and responsibilities of the executive, and the potential impact the individual may make on our business. The base salaries for our named executive officers are generally reviewed on an annual cycle taking into consideration market conditions, existing level of compensation and responsibilities. Adjustments to base salary take into consideration the foregoing factors, individual performance and expanded duties, as applicable.

None of the named executive officers received an increase in base salary during 2014 other than Mr. Simpson, whose salary was adjusted from $387,000 to $400,000 to assure alignment with market rates for his position and his level of responsibility.

Annual Performance-Based Cash Incentive Compensation

General. We generally provide the opportunity for our named executive officers and other key employees to earn an annual cash incentive award in order to further align our executives’ compensation opportunity with our annual business and financial goals and the objectives of our stockholders, to motivate our executives’ annual performance and to ensure an overall competitive cash compensation opportunity. Our annual cash incentives in the form of management bonus programs generally link the compensation of participants directly to the accomplishment of specific business metrics and strategic initiatives. The Compensation Committee also considers market and other competitive conditions, extraordinary achievements and contributions to strategic and operating initiatives in establishing and determining payment in respect of annual incentive awards.

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

For 2014, the Compensation Committee evaluated achievement of the annual bonus opportunity based on key strategic or operating deliverables intended to drive operating and financial performance and strategic objectives. The Compensation Committee also considered market and other competitive factors, extraordinary achievement, strategic contributions and executive retention in establishing annual bonus payments.

For the 2014 fiscal year, annual cash bonus opportunities for the named executive officers at target are summarized below:

	Target Annual Cash Incentive Award Opportunity
	% of Salary	Amount
Marc L. Reisch	125%	$1,187,500
Paul B. Carousso	55%	$214,500
Charles W. Mooty	100%	$600,000
James S. Simpson	50%	$200,000

Messrs. Carousso, Mooty and Simpson received payments under the annual management bonus program for fiscal year 2014 of $214,500, $702,875, and $190,000, respectively, which are reflected in the Summary Compensation Table and accompanying notes. Mr. Reisch elected not to receive a 2014 bonus under the annual bonus program.

2015 Annual Management Bonus Opportunity. For 2015, we plan to continue to employ an approach that will drive operating and financial performance and strategic initiatives, as well as considering market and other competitive factors, extraordinary achievement and contributions and executive retention in establishing annual incentive payments and other incentive arrangements for 2015.

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

The Compensation Committee serves as the administrator of such equity-based incentive plans and arrangements, with the power and authority to administer, construe and interpret the equity plans, to make rules for carrying out the plans and to make changes in such rules, subject to such interpretations, rules and administration being consistent with the basic purpose of the plans. Subject to the general parameters of the plans, the Compensation Committee has the discretion to fix the terms and conditions of the grants. Equity-based awards are granted based on the fair market value of the Class A Common Stock or the common stock of the respective subsidiary as determined by the Compensation Committee after evaluation of a fair market valuation conducted by an independent third party expert on a periodic basis.

In connection with the Transactions, the Company’s executive officers each made a personal investment in the Class A Common Stock. In turn, the number of Class A Common Stock options granted was based on a multiple of the respective level of individual investment. In addition, in consideration of his services in consummating the Transactions and in connection with entering into an employment agreement with us, Mr. Reisch also received at the consummation of the Transactions a grant of restricted stock as a further long-term incentive opportunity. The stock options originally granted in 2004 and 2005 were net settled in 2014 in anticipation of their expiration. See “—Option Exercises and Stock Vested in 2014” for an explanation of the net settlement of these stock options. The Company has not used stock options or restricted stock as part of its long-term incentive program over the last several years, electing to use phantom equity programs. Messrs. Reisch and Carousso have also participated in the Company’s phantom equity opportunities, however, no such grants were made or paid during 2014.

The Compensation Committee has approved a long-term phantom equity opportunity based on the Class A Common Stock for Mr. Mooty to provide him with a long-term incentive opportunity aligning his actions with the success and long-term growth of Jostens. See “—Employment Agreements and Arrangements – Employment Agreement with Charles W. Mooty”.

Mr. Simpson has and currently participates in the Jostens phantom equity long-term incentive program, which has provided for grants to Mr. Simpson and other key employees in each of 2012, 2013 and 2014. See “—Equity-based Incentive Plans” for a description of the Jostens’ programs and “—Option Exercises and Stock Vested in 2014” for an explanation of the amount paid to Mr. Simpson in respect of the Jostens’ 2012 LTIP program.

The Compensation Committee expects during 2015 to implement a next round long-term incentive program for key Jostens employees. The Committee reserves the right to issue additional equity-based incentives, which the Compensation Committee anticipates taking the form of grants of phantom shares or earned appreciation rights in consideration of performance and for the purpose of assuring retention of executive talent aligned with long-term performance and strategic objectives. See “—Equity-based Compensation”.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. However, to the extent that additional grants have been or will be made by us to other members of management, we intend to limit grants to once per year.

Phantom Equity. We have issued and expect from time to time to issue phantom equity in the form of phantom shares or earned appreciation rights under our long-term incentive programs under which the awards and payments earned under the program based on continued employment and/or the achievement of performance targets are valued and paid in cash based on the fair market value of the Class A Common Stock or, in certain cases, the common stock of the subsidiary by which the executive is employed, in consideration of performance and for the purpose of assuring retention of talent.

Pension Benefits

Each of Messrs. Reisch and Carousso has participated in a qualified pension plan and a non-qualified supplemental pension plan to compensate for Internal Revenue Service limitations. These benefits were provided as part of the regular retirement program available to eligible employees. We have also maintained individual non-contributory, non-qualified, unfunded supplemental retirement arrangements (“SERPs”) for certain named executive officer participants. Mr. Reisch also participates in additional retirement and post-termination medical benefits under the terms agreed in his initial employment arrangements, and any payment thereunder is net of benefits to which he would otherwise be entitled under any other qualified or non-qualified defined benefit retirement plans. The accrual of additional benefits under these qualified and non-qualified retirement arrangements was frozen as of the end of calendar year 2012. For more detailed information, see the narrative accompanying the “Pension Benefits” table.

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

Employment Agreement with Marc L. Reisch. In October 2004, HoldCo entered into an employment agreement with Mr. Reisch with an initial term extending to December 31, 2009. The agreement was amended and restated in May 2010 with a term in effect through December 31, 2010, and automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party to the other. Mr. Reisch’s employment agreement provides for certain change in control provisions and post-termination payments and benefits which we believe are competitively reasonable and reflect Mr. Reisch’s value to us.

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

Separation Agreements. We entered into a separation agreement with each of Ms. Hlavaty and Mr. Carousso in connection with their transitions from Visant in view of the strategic changes in the company and to assure their assistance in an orderly transition. Mr. Carousso’s arrangement is described under “—Employment Agreements and Arrangements – Paul B. Carousso”. We believe that the post-termination payments and benefits are competitively reasonable.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee of the Board of Directors

Susan C. Schnabel, Chair

Tagar C. Olson

Compensation Committee

Our Compensation Committee is comprised of Ms. Schnabel and Mr. Olson. Ms. Schnabel has been the Chair of the Committee since April 2014. For a description of the transactions between us and entities affiliated with members of the Compensation Committee, see “Certain Relationships and Related Transactions, and Director Independence”.

Summary Compensation Table

The following table presents compensation information paid to or accrued to our principal executive officer, our principal financial officer and our three most highly compensated executive officers other than our CEO and CFO (Ms. Hlavaty resigned from the Company effective on December 21, 2014 prior to the end of the fiscal year) for our fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option/Unit Awards ($)		Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (5)	All Other Compen- sation ($)		Total $

Marc L. Reisch	2014	$950,000	$—		$—	$—		$—	$356,464	$76,382	(6)	$1,382,846
Chairman, President	2013	$950,000	$250,000	(1)	$—	$—		$1,187,500	$—	$76,347		$2,463,847
and Chief Executive	2012	$950,000	$—		$—	$—		$250,000	$628,210	$118,365		$1,946,575
Officer
Paul B. Carousso	2014	$390,000	$—		$—	$—		$214,500	$125,768	$31,046	(7)	$761,314
Senior Vice President,	2013	$372,500	$—		$—	$—		$214,500	$—	$25,788		$612,788
Chief Financial Officer	2012	$325,000	$—		$—	$—		$178,750	$163,551	$28,600		$695,901
Charles W. Mooty	2014	$750,000	$—		$—	$—		$702,875	$—	$14,150	(8)	$1,467,025
President and Chief
Executive Office, Jostens
James S. Simpson	2014	$400,000	$90,000	(2)	$—	$193,988	(3)	$190,000	$—	$26,570	(9)	$900,558
Chief Financial Officer, Jostens
Marie D. Hlavaty	2014	$425,000	$—		$—	$—		$—	$192,346	$458,081	(10)	$1,075,427
Senior Vice President,	2013	$425,000	$—		$—	$—		$233,750	$—	$26,625		$685,375
Chief Legal Officer	2012	$425,000	$—		$—	$—		$233,750	$253,394	$23,376		$935,520

(1)	Paid in connection with the renewal of Mr. Reisch’s employment agreement.
(2)	Represents retention bonus paid to Mr. Simpson during 2014 pursuant to letter agreement dated April 1, 2013.
(3)	The amount represents the aggregate grant date fair value of unit awards under the 2014 Jostens LTIP in which Mr. Simpson participates computed in accordance with FASB ASC Topic 718 and assumes achievement of performance levels at the minimum EBITDA target levels resulting in 100% vesting of all units which vest on the basis of performance and the continuation of employment through the measurement date resulting in 100% vesting of all units which vest on the basis of time. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a description of the valuation. The Jostens LTIPs are described under “—Equity-based Incentive Plans”. Please also see “—Option Exercises and Stock Vested in 2014” for the amount paid to Mr. Simpson under the 2012 Jostens LTIP.
(4)	The amounts represent earnings under the annual management incentive bonus program.
(5)	Reflects the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under the qualified, non-contributory pension plan, unfunded supplemental ERISA excess retirement plan and an individual non-contributory unfunded supplemental retirement plan and, in the case of Mr. Reisch, the supplemental retirement benefit originally provided for under his employment agreement. Effective December 31, 2012, such plans were amended to freeze the accrual of additional benefits related to future service and compensation under the plans. Please refer to the narrative descriptions of our pension plans under the “Pension Benefits” table for further information. For 2013, the actuarial present value of the accumulated benefit under the plans decreased by $69,792 for Mr. Reisch, $60,751 for Mr. Carousso and $80,992 for Ms. Hlavaty, respectively. We currently have no deferred compensation plans.
(6)

Includes for 2014: $30,825 of premiums under a life insurance policy which are paid by us under the terms of Mr. Reisch’s employment agreement (the proceeds under the policy are payable to beneficiaries designated by Mr. Reisch); $13,650 representing regular employer matching contributions under our 401(k) plan; $13,680 representing a car allowance; and approximately $18,227 representing financial planning/tax preparation, executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits.
(7)	Includes for 2014: $13,650 representing regular employer matching contributions under our 401(k) plan; $10,200 representing a car allowance; and approximately $7,196 representing executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who participates in certain wellness programs or foregoes certain disability insurance benefits.
(8)	Includes for 2014: $13,650 representing regular employer matching contributions under our 401(k) plan and approximately $500 representing cash credits offered to any employee who foregoes certain disability insurance benefits.
(9)	Includes for 2014: $13,650 representing regular employer matching contributions under our 401(k) plan; $9,600 representing a car allowance; and approximately $3,320 representing executive medical expenses reimbursed by us and cash credits offered to any employee who participates in certain wellness programs or foregoes certain disability insurance benefits.
(10)	Includes for 2014: $13,650 representing regular employer matching contributions under our 401(k) plan; $10,000 representing a car allowance; approximately $5,008 representing executive medical expenses reimbursed by us and cash credits offered to any employee who foregoes certain disability insurance benefits; and $429,423 paid to Ms. Hlavaty during 2014 pursuant to her separation agreement in connection with her separation of employment in December 2014. See “– Employment Agreements and Arrangements – Marie D. Hlavaty”.

Grants of Plan-Based Awards in 2014

The following table provides information with regard to (i) the target level of bonus opportunities for our named executive officers for performance during 2014 and (ii) grants under the 2014 Jostens LTIP.

		Estimated Future Payouts					Estimated Future Payouts
		Under Non-Equity Incentive					Under Equity Incentive				Grant Date Fair Value of Jostens 2014 LTIP Time Vesting Units
	Grant Date	Plan Awards					Plan Awards
Name		Threshold ($)	Target ($)		Maximum ($)		Threshold (#)	Target (#)		Maximum (#)
Marc L. Reisch	N/A	$—	$1,187,500	(1)	$1,781,250	(1)	—	—		—	—
Paul B. Carousso	N/A	$—	$214,500	(1)	$—		—	—		—	—
Charles W. Mooty	N/A	$—	$600,000	(1)	$750,000	(1)	—	—		—	—
James S. Simpson	N/A	$—	$200,000	(1)	$—		—	—		—	—
	10/31/2014	$—	$175,000	(2)	$—		—	3,915	(3)	—	$193,988	(4)

(1)	Reflects the target and maximum (if applicable) award amounts under our annual management bonus program for our named executive officers. The actual non-equity annual incentive compensation amount received by each named executive officer, if any, in 2014 is shown in the “Summary Compensation Table” above.
(2)	Reflects Jostens 2014 LTIP performance vesting award stated as a dollar award opportunity. The performance award will vest so long as we achieve an EBITDA target as of the vesting reference date of January 15, 2017 or upon an earlier change in control (regardless of the achievement of the performance target), and with certain exceptions, subject to the executive’s continued employment through such date, in which case the executive will receive an amount equal to the dollar award opportunity.
(3)	Reflects Jostens 2014 LTIP time vesting award (the “Time Vesting Award”). The units under the Time Vesting Award will vest, with certain exceptions, subject to the executive’s continued employment through the vesting reference date of January 15, 2017. Subject to vesting, the Time Vesting Award is settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting reference date multiplied by the number of LTIP units in which the executive vests. A description of the Jostens 2014 LTIP is included in “—Equity-based Incentive Plans”
(4)	The amount reflects the grant date fair value of the 3,915 units comprising the Time Vesting Award under the Jostens 2014 LTIP in which Mr. Simpson participates computed in accordance with FASB ASC Topic 718 and assumes continuation of employment through the vesting reference date of January 15, 2017 resulting in 100% of all the units which vest on the basis of time. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a description of the valuation.

Equity-based Compensation

Our equity-based compensation plans are based on the Class A Common Stock of Holdco or, in certain cases, the underlying subsidiary’s equity.

In connection with the closing of the Transactions, Holdco established the 2004 Plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The 2004 Plan provides for the issuance of a total of 510,230 shares of Class A Common Stock. As of January 3, 2015 there were 153,918 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants.

Equity-based Incentive Plans

Certain key Jostens employees participate in Jostens’ long-term incentive programs. The programs provide for the grant of phantom shares to the participating employee, which are subject to vesting and other terms and conditions and restrictions of the share award, which may include meeting certain performance metrics and continued employment. The grants are settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested. In connection with the program put into place in 2012 (the “2012 LTIP”), the grants were settled following the end of fiscal year 2014 (which occurred on January 3, 2015).

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

During the fourth quarter of 2014, Jostens implemented a long-term phantom share incentive program with certain of Jostens’ key employees (the “Jostens 2014 LTIP”). The grants of phantom shares to the participating employees were made on terms similar to the Jostens 2013 LTIP, provided that fifty percent (50%) of each employee’s award is a time vesting grant of phantom shares and fifty percent (50%) is a performance vesting grant of a cash award opportunity. The time vesting award will become vested as to one hundred percent (100%) of the shares upon the earlier to occur of a change in control (as defined in the award letter) or January 15, 2017, subject to continued employment through the respective date; the performance vesting award will become vested upon the earlier to occur of a change in control or January 15, 2017, provided that if the vesting event is January 15, 2017, the performance vesting award shall vest subject only to Jostens having met certain performance targets and in either case, continued employment. The awards provide for certain vesting and settlement of the time vesting award upon an employee’s death or disability (as defined in the award letter) based on the period of employment from the grant date, or in the case of an employee’s termination without cause within 120 days prior to January 15, 2017, vesting of the time vesting award and the performance vesting award, in the latter case, so long as the performance targets are otherwise met.

The shares that vest under the time vesting award will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested under the time vesting award, as of respective determination date. A performance vesting award that vests will be settled at the amount of cash equal to the performance vesting award opportunity. The foregoing is a summary and is qualified in its entirety by reference to the form of Jostens 2014 LTIP award agreement, a copy of which is attached to this Report.

We have issued and may from time to time issue in the future phantom equity in the form of phantom shares or earned appreciation rights to certain employees of our other subsidiaries for the purpose of assuring retention of talent aligned with long-term performance and strategic objectives.

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

Mr. Reisch’s agreement provides for the payment of an annual base salary of $950,000, subject to increase at the sole discretion of Holdco’s Board, which shall review Mr. Reisch’s base salary on at least an annual basis. Mr. Reisch’s base salary has not been adjusted since 2010. His annual cash bonus opportunity is between zero and 187.5% of annual base salary, with a current target bonus opportunity of $1,187,500.

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

Termination by us for Cause or by Mr. Reisch without Good Reason. Under Mr. Reisch’s employment agreement, termination for “cause” requires the affirmative vote of two-thirds of the members of our Board (or such higher percentage or procedures required under the 2004 Stockholders Agreement) and may be based on any of the following:

•	Mr. Reisch’s willful and continued failure to perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered to Mr. Reisch by us;

•	the willful or intentional engaging in conduct by Mr. Reisch that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates;

•	the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or

•	a material breach by Mr. Reisch of the employment agreement, the management stockholder’s agreement, the sale participation agreement, the stock option agreement or the restricted stock award

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

If Mr. Reisch’s employment were terminated by us for cause or by Mr. Reisch without good reason, he would be entitled to receive a lump sum payment, which includes the amount of any earned but unpaid base salary, earned but unpaid annual bonus for a previously completed fiscal year, and accrued and unpaid vacation pay as well as reimbursement for any unreimbursed business expenses, all as of the date of termination. In addition, Mr. Reisch would receive the supplemental retirement benefit described in the narrative following the “Pension Benefits” table and the transfer of the life insurance policy described under “—Employment Agreements and Arrangements—Employment Arrangements with Marc L. Reisch—General” such that Mr. Reisch may assume the policy at his own expense. Also, Mr. Reisch would receive any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination (the benefits and payments described in this paragraph collectively referred to as the “Reisch Accrued Rights”).

Termination by us without Cause or by Mr. Reisch for Good Reason. The employment agreement also provides that if Mr. Reisch is terminated by us without cause (which includes our nonrenewal of the agreement for any additional one-year period, as described above but excludes death or disability) or if he resigns for good reason, he will be entitled to receive, in addition to the Reisch Accrued Rights:

•	(1) a lump sum payment equal to the pro-rated (based on the number of days in the applicable fiscal year in which Mr. Reisch was employed) annual bonus for the year of termination that he otherwise would have been entitled to receive had he remained employed, paid at such time such annual bonus would otherwise be payable, and (2) $4,200,000, payable in equal monthly installments over the 24-month period following the date of termination; and

•	(1) continued participation in welfare benefit plans (on the same terms in effect for active employees) until the earlier of two years after the date of termination and the date that Mr. Reisch becomes eligible for coverage under a comparable plan maintained by any subsequent employer, or (2) cash in an amount that allows him to purchase equivalent coverage for the same period (or, as applicable, the vested post-termination medical benefits described below).

Disability or Death. In the event that Mr. Reisch’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or an aggregate nine months in any consecutive 18-month period), Mr. Reisch (or his estate, as the case may be) will be entitled to receive, as applicable, (1) the Reisch Accrued Rights and (2) a lump sum payment equal to the pro-rated (based on the number of days in the applicable fiscal year in which Mr. Reisch was employed) portion of the annual bonus Mr. Reisch would have been entitled to receive for the year termination occurs, payable within 15 days after the date of termination.

Supplemental Retirement Benefits; Post-Termination Medical Benefits. The vested supplemental retirement benefits and post-termination medical benefits granted to Mr. Reisch are described in the narrative following the Pension Benefits table below.

Gross-Up Payments for Excise Taxes. Under the terms of the employment agreement, if it is determined that any payment, benefit or distribution (or combination thereof) to or for the benefit of Mr. Reisch pursuant to the employment agreement or any other applicable agreement plan, program or arrangement, would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the “Code”) by reason of being “contingent on a change in ownership or control” of his employer within the meaning of Section 280G of the Code, or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax, subject to certain notice and other requirements, then Mr. Reisch would be entitled to receive an additional payment or payments, or a “gross-up payment”. The gross-up payment would be equal to an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed relating to such taxes), Mr. Reisch would retain an amount equal to the excise tax (including any interest and penalties) imposed.

Stock Options. All of Mr. Reisch’s stock options were net settled prior to January 3, 2015, and therefore there would be no unvested options subject to acceleration in the event of a change in control. Please see “—Option Exercises and Stock Vested in 2014” for an explanation of the disposition of Mr. Reisch’s options.

Code Section 409A. Payments which Mr. Reisch may be entitled to under the employment agreement may be subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any acceleration or additional tax under Section 409A.

Employment Agreement with Charles W. Mooty

General. Jostens entered into an employment agreement with Charles W. Mooty, dated as of November 19, 2013, for a term which commenced on January 1, 2014, under which he serves as the President and Chief Executive Officer of Jostens. Mr. Mooty’s employment agreement has an initial term of four years ending on December 31, 2017, and is automatically renewable thereafter for one-year periods unless either party provides written notice to the contrary, subject to earlier termination of his employment upon notice by either Mr. Mooty or by Jostens pursuant to the terms of the agreement. Mr. Mooty’s agreement provides for the payment of an annual base salary of $750,000, subject to increase at the sole discretion of Jostens’ board of directors, which shall review Mr. Mooty’s base salary on at least an annual basis beginning in January 2015, plus an annual cash bonus opportunity between zero and 100% of base salary, with a current target bonus opportunity of 80% of his base salary. The agreement provides that so long as Mr. Mooty is employed by Jostens through the last day of fiscal year 2014, he would receive an annual bonus of at least $250,000 in respect of fiscal year 2014 regardless of the performance targets having been met. Also under the agreement, Mr. Mooty receives certain executive health benefits and perquisites. Additionally, the agreement allows for certain payments and benefits upon termination without cause or for good reason, death or disability.

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

Termination by us without Cause or by Mr. Mooty for Good Reason. If Mr. Mooty is terminated by us without cause (which includes our nonrenewal of the agreement for any additional one-year period, but excludes death or disability) or if he resigns for good reason, he will be entitled to receive, in addition to the Mooty Accrued Rights:

•

(1) a lump sum payment equal to the pro-rated (based on the number of days in the applicable fiscal year in which Mr. Mooty was employed) portion of the annual bonus, if any, Mr. Mooty would have been entitled to receive pursuant to the annual incentive plan had he remained employed through the date that bonuses are paid to other executives under the incentive plan in respect of the fiscal year in which the termination occurs, paid at such time such annual bonus would otherwise be payable (the “Pro-Rata Bonus”), and (2) subject to his continued compliance with the restrictive covenants set forth in the agreement and the execution of a release of claims, an amount equal to (a) Mr. Mooty’s base salary at the rate in effect immediately prior to the date of termination plus (b) his target bonus for the year of termination, payable in equal monthly installments; and

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

Disability or Death. In the event that Mr. Mooty’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or an aggregate nine months in any consecutive 18-month period), Mr. Mooty (or his estate, as the case may be) will be entitled to receive, as applicable, (1) the Mooty Accrued Rights and (2) the Pro-Rata Bonus.

Equity. Mr. Mooty has entered into a series of long-term incentive agreements on terms similar to the Jostens 2014 LTIP (the “Mooty LTIP Agreements”) providing for alignment with the other members of the Jostens management team. The phantom shares granted thereunder, subject to vesting, will be settled based on the fair market value of the Class A Common Stock at the respective date of determination aligning Mr. Mooty’s efforts with the long-term growth of Jostens. The awards under the Mooty LTIP Agreements are as follows:

•	an award of 50,955 phantom shares which will become vested subject to Mr. Mooty’s continued employment, on the earlier of a change in control or January 15, 2018; if Mr. Mooty’s employment with Jostens or its affiliates is terminated by Jostens without cause, by him for good reason, or upon his death or disability (as each of cause, good reason and disability is defined in Mr. Mooty’s employment agreement) prior to either of the vesting events described above, Mr. Mooty will become fully vested in one hundred percent (100%) of the award, in exchange for a general release and waiver of claims;

•	an award of 38,217 phantom shares which will become vested subject to Mr. Mooty’s continued employment, on the earlier of a change in control or January 15, 2018, subject to the achievement of certain performance targets for fiscal year 2016 (the “2016 Performance Target”); if Mr. Mooty’s employment with Jostens or its affiliates is terminated as a result of his death or disability prior to either of the vesting events described above, he will become vested in thirty-three and one-third percent (33.3%) of the award for each 12 months lapsed from the grant date of March 15, 2015; provided that if his employment is terminated by Jostens without cause during the 120 days prior to January 15, 2018, he will become vested in one hundred percent (100%) of the award that he otherwise would have become vested in if he had remained employed by Jostens through January 15, 2018 so long as the 2016 Performance Target is met as of December 31, 2016, and in exchange for a general release and waiver of claims; and

•	an award of 38,217 phantom shares which will become vested subject to Mr. Mooty’s continued employment, on the earlier of a change in control or January 15, 2018, subject to the achievement of certain performance targets for fiscal year 2017 (the “2017 Performance Target”); if Mr. Mooty’s employment with Jostens or its affiliates is terminated as a result of his death or disability prior to either of the vesting events described above, he will become vested in thirty-three and one-third percent (33.3%) of the award for each 12 months lapsed from the grant date of March 15, 2015; provided that if his employment is terminated by Jostens without cause during the 120 days prior to January 15, 2018, he will become vested in one hundred percent (100%) of the award that he otherwise would have become vested in if he had remained employed by Jostens through January 15, 2018 so long as the 2017 Performance Target is met as of December 30, 2017, and in exchange for a general release and waiver of claims.

The phantom shares that vest under the awards will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which Mr. Mooty has vested as of the respective determination date.

Any portion of an award that does not become vested pursuant to any of the provisions of award agreement will immediately be cancelled without payment. The awards are also subject to certain agreements by Mr. Mooty as to confidentiality, non-competition and non-solicitation on the same terms as set out in his employment agreement.

These agreements are in lieu of any other equity arrangements contemplated by Mr. Mooty’s employment agreement. The foregoing is a summary and is qualified in its entirety by reference to the Mooty LTIP Agreements, a copy of each of which is attached to this Report.

Code Section 409A. Payments which Mr. Mooty may be entitled to under the employment agreement may be subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any acceleration or additional tax under Section 409A.

Paul B. Carousso

Mr. Carousso has entered into a Separation Agreement dated March 27, 2015, in connection with his previously announced resignation from Visant which will be effective April 3, 2015. The agreement provides for separation benefits in the amount of one times the sum of (1) Mr. Carousso’s annual base salary and (2) annual target bonus, payable over twelve (12) months. In addition, he is eligible to receive as a separation benefit a lump sum amount equal to the pro-rated amount of his annual target bonus (based on the number of days he was employed by us during fiscal year 2015), payable following his separation, continued coverage under our group health benefits for twelve (12) months and settlement of his remaining equity. The separation benefits are subject to Mr. Carousso signing a general release and waiver of claims and continued compliance with the restrictive covenants to which he is bound. The foregoing is a summary and is qualified in its entirety by reference to the Separation Agreement, a copy of which is attached to this Report.

Marie D. Hlavaty

Ms. Hlavaty gave notice of her resignation as Senior Vice President, Chief Legal Officer of Visant on October 14, 2014. She remained an employee of Visant until December 2014. Ms. Hlavaty is receiving the separation benefits to which she is entitled under the Separation Agreement dated as of October 14, 2014 with Visant and HoldCo, a copy of which was previously filed, as a result of the separation of service.

Option Exercises and Stock Vested in 2014

Mr. Simpson was paid $79,560 in respect of the 2,027 time vesting units granted to him under the 2012 LTIP. Performance units not vested were cancelled without payment.

During 2014, the Compensation Committee approved the net settlement of the stock options granted to management in connection with the Transactions in 2004 (and in the case of Mr. Reisch, an option granted to him while serving as a director of Jostens in advance of the consummation of the Transactions) in anticipation of the expiration of the options. Pursuant to the net settlement, the executive’s payment of the exercise price and withholding taxes due in connection with the exercise was paid with shares of the Class A Common Stock underlying the option that otherwise would be issued as a result of the exercise, based on the fair market value of such shares at the date of exercise (as determined under the applicable stock option agreement(s) and the 2004 Plan and the most recently available third party valuation of the Class A Common Stock obtained by Visant (the “Fair Market Value”)). The resulting net number of shares of the Class A Common Stock are subject to a holding period of not less than six (6) months and two (2) days by the executive following which they are subject to repurchase by the Company at the then current Fair Market Value of the Class A Common Stock.

	Option Awards				Equity-Based LTIPs
	Number of				Number of
	Shares		Value		Units	Value
	Acquired on		Realized		Acquired on	Realized
	Exercise		on Exercise		Vesting	on Vesting
Name	(#)		($)		(#)	($)
Marc L. Reisch	128,326	(1)	$1,354,827	(3)(4)	—	—
Paul B. Carousso	9,365	(2)	$98,145	(3)(4)	—	—
Marie D. Hlavaty	18,730	(2)	$196,290	(3)(4)	—	—
James S. Simpson	—		—		2,027	$79,560	(5)

(1)	Includes the exercise and net settlement of the option for 880 shares of the Class A Common Stock granted under the 2003 Plan in January 2014, and the option for 127,446 shares of Class A Common Stock granted under the 2004 Plan in October 2014.
(2)	Includes the exercise and net settlement of options granted under the 2004 Plan, in October 2014.
(3)	Gross proceeds based on an exercise price of $30.09 for the subject option granted under the 2003 Plan and an exercise price of $39.07 for the subject options granted under the 2004 Plan and the Fair Market Value of the Class A Common Stock in January 2014 of $51.90 per share and of $49.55 per share in October 2014.
(4)	Options were net settled as explained above, and net shares received by the executives are currently being held by the executives, subject to repurchase by the Company.
(5)	Represents amount paid to Mr. Simpson in respect of the 2,027 Time Vesting Units granted to him under the 2012 LTIP.

Pension Benefits in 2014

The following table presents the present value of accumulated pension benefits as of January 3, 2015.

Pension Benefits

	Jostens Pension Plan (1)			Jostens ERISA Excess Plan (1)			Supplemental Executive Retirement Plan (SERP)			Amended and Restated 2010 SERP
	Number of Years Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year	Number of Years Credited	Present Value of Accumulated Benefits	Payments During Last Fiscal Year	Number of Years Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year	Number of Years Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Name	(#)	($) (2)	($)	Service (#)	($) (2)	($)	(#)	($) (2)	($)	(#)	($) (2)	($)
Marc L. Reisch	8.2	$210,981	$—	8.2	$1,237,464	$—	8.2	$1,067,438	$—	8.2	$127,026	$—
Paul B. Carousso	8.2	$123,164	$—	8.2	$73,287	$—	8.2	$302,104	$—	N/A	N/A	N/A
Marie D. Hlavaty	8.2	$162,301	$—	8.2	$188,372	$—	8.2	$516,551	$—	N/A	N/A	N/A
Charles W. Mooty	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
James S. Simpson	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

N/A- Not applicable

(1)	Messrs. Reisch and Carousso and Ms. Hlavaty participate under the salaried employee pension formula. Messrs. Mooty and Simpson became employed by Jostens following the closure of the plans described below and, accordingly, do not participate in any of the qualified or non-qualified plans.
(2)	The present value of accumulated benefits is determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements and is net of any benefit to be received under any other qualified or non-qualified retirement plans.

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

Effective December 31, 2012, Visant’s qualified and non-qualified pension plans and arrangements for non-bargained, active employees were amended to freeze the accrual of additional benefits related to future service and compensation under the plans. Benefits accrued as of December 31, 2012 were not affected. As applicable, employees continue to accrue service during their employment solely for purposes of vesting in pension benefits accrued as of December 31, 2012 which were not yet vested upon the freeze based on the applicable multiple year service requirement for vesting. In addition, the freeze does not impact retirees currently receiving pension benefits or employees who have separated service with vested pension benefits.

For the pension plan and the Jostens ERISA Excess Plan:

•	Normal retirement age is 65 with at least five years of service, while early retirement is allowed at age 55 with at least ten years of service. Employees who retire prior to age 65 are subject to an early retirement factor adjustment based on their age at benefit commencement. The reduction is 7.8% for each year between ages 62 and 65 and 4.2% for each year between 55 and 62.

•	The vesting period is five years or attainment of age 65.

•	The formula to determine retirement income benefits prior to January 1, 2006 (the grandfathered benefit) was based on a participant’s highest average annual cash compensation (W-2 earnings, excluding certain long term incentives and certain taxable allowances such as moving allowance) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security covered compensation table in effect as of retirement. The grandfathered benefit formula is 0.85% of average annual salary up to Social Security covered compensation plus 1.50% of average annual salary in excess of Social Security covered compensation times years of benefit service (up to 35 maximum). Only those employees age 45 and over with more than 15 years of service as of December 31, 2005 were entitled to earn the grandfathered benefit formula for service after December 31, 2005 and before January 1, 2013. None of the named executive officers is eligible for the grandfathered benefit formula for service after December 31, 2005 and before January 1, 2013.

•	Effective January 1, 2006, the formula to determine an employee’s retirement income benefits for future service under the plan changed for employees under age 45 with less than 15 years of service as of December 31, 2005 (non-grandfathered participants). Benefits earned under the grandfathered benefit formula prior to January 1, 2006 are retained, and only benefits earned for future years are calculated under the revised formula. The formula for benefits earned after January 1, 2006 for the non-grandfathered participants is based on 1% of a participant’s cash compensation (W-2 compensation) for each year or partial year of benefit service beginning January 1, 2006 and through December 31, 2012.

•	The methods of payment upon retirement include, but are not limited to, life annuity, 50%, 75% or 100% joint and survivor annuity and life annuity with ten year certain.

•	There is a cap on the maximum annual salary that can be used to calculate the benefit accrual allowable under the pension plan. Additional salary over the cap was used to calculate the accrued benefit under the Jostens ERISA Excess Plan. No more than $250,000 of salary could be recognized in 2012 under the pension plan.

In addition, we maintain non-contributory unfunded supplemental retirement arrangements (“SERPs”) for certain of the named executive officers which were also frozen as of December 31, 2012 for additional benefit and service accruals. Effective as of December 31, 2012, SERP participants with at least seven calendar years of full-time employment service as an executive officer (as defined under the SERP) are eligible for a benefit equal to 1% of his/her base salary in effect as of December 31, 2012, multiplied by the number of years in full-time employment as an executive officer through December 31, 2012. Only service after age 30 and before age 60 is recognized under the SERP. The result of the calculation is divided by 12 to arrive at a monthly benefit payment payable over the employee’s remaining lifetime. Mr. Reisch’s benefit is payable in the form of a lump sum equal to the present value of such lifetime benefit, determined using the actuarial assumptions used under the Jostens tax-qualified pension plan in which Mr. Reisch participates. If the named executive officer’s employment (other than Mr. Reisch’s) is terminated for any reason (other than for death or total disability) after completing seven years of full-time employment service as an executive officer, the employee shall be entitled to begin receiving payment of the foregoing benefit upon the later of termination of employment or achieving age 55. For Mr. Reisch, if his employment terminates (1) prior to age 60, he will receive payment of his benefit at age 60, but if his employment terminates after age 60 and prior to age 65, he will receive the benefit at age 65 or (2) as a result of death or disability, he (or his estate) will receive payment of the benefit within 90 days of the date of death or total disability. The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his/her total disability or termination of employment, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary as of December 31, 2012. Without duplication, the SERP provides a surviving spouse benefit in the case the employee has experienced a termination of employment or total disability prior to his/her death, whether or not the benefit under the SERP has commenced, upon his/her death, equal to 50% of the monthly benefit he/she would have otherwise been entitled to for the duration of the natural life of his/her spouse or until the month the employee, if living, would have attained age 80.

On May 17, 2010, Holdco and Jostens also entered into a 2010 supplemental executive retirement plan agreement (the “2010 SERP”) with Mr. Reisch to provide for the vested supplemental retirement and medical benefits originally granted under Mr. Reisch’s employment agreement. The benefits include the provision of certain post-termination medical benefits whereby Mr. Reisch and his eligible dependents are eligible for welfare benefits on equivalent terms as if Mr. Reisch had remained employed (either through continued participation in our medical insurance plans or through the purchase of a medical insurance program solely for the benefit of Mr. Reisch and his dependents) (the “Post-Termination Medical Benefits”). Coverage ends at the earlier of Mr. Reisch reaching age 65 or the date on which Mr. Reisch becomes eligible for comparable coverage from a subsequent employer, and in the case of his death, his then spouse is entitled to receive the post-retirement medical benefits until the date on which Mr. Reisch would, but for his death, have reached age 65.

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

Mr. Reisch’s supplemental retirement benefits under the Amended and Restated 2010 SERP and the SERP maintained for Mr. Reisch were funded under an irrevocable grantor trust on the last day of fiscal year 2010 (with funding subject to true-up at least annually thereafter and additional funding made to the trust as necessary to maintain the retirement benefit), the assets of which are to be used exclusively to pay benefits under these retirement plans for the benefit of Mr. Reisch.

Nonqualified Deferred Compensation for 2014

None of the named executive officers receives any nonqualified deferred compensation.

Termination, Severance and Change of Control Arrangements

Post-termination Payments—Marc L. Reisch. The information below is provided to disclose hypothetical payments to Marc L. Reisch under various termination scenarios, assuming, in each situation, that Mr. Reisch was terminated on January 3, 2015 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding. The terms “Cause”, “Good Reason”, “Disability”, and “Change in Control” are as defined under Mr. Reisch’s employment agreement, as further described above under “—Employment Arrangements with Mr. Reisch”.

Post-Termination Payments under Employment Agreement

Marc L. Reisch

	Voluntary Termination Without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination With Good Reason or Involuntary Termination Without Cause ($)		Termination in Connection with a Change in Control ($) (8)		Disability ($)		Death ($)
Severance	$—	$4,200,000	(5)	$4,200,000	(9)	$—		$—
Annual Incentive	$—	$1,187,500	(6)	$1,187,500	(6)(9)	$1,187,500	(6)	$1,187,500	(6)
Shares resulting from net settlement of Stock Options	(3)	(3)		(3)		(3)		(3)
Incremental Pension Benefits (1)	$—	$—		$—		$112,544		$521,258	(10)
Continuation of Welfare Benefits	$—	$31,193	(7)	$31,193	(7)	$—		$—
Additional Post-Termination Medical Benefits (2)	$72,438	$72,438		$72,438		$72,438		$50,152
Insurance	(4)	(4)		(4)		(4)		(11)

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan, the SERP and the Amended and Restated 2010 SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	Represents the present value of the additional post-termination retiree medical benefits under the Amended and Restated 2010 SERP until age 65 (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(3)	The repurchase of the shares of Class A Stock received by Mr. Reisch in the net settlement of options in 2014 described under “—Option Exercises and Stock Vested in 2014” are subject to the applicable hold period, and the repurchase does not accelerate upon a termination of employment.
(4)	Assumes the $10 million life insurance policy is transferred to Mr. Reisch, with future premiums to be paid by Mr. Reisch.
(5)	Amount payable pursuant to Mr. Reisch’s employment agreement, payable in 24 equal monthly installments.
(6)	The pro-rata bonus as described in Mr. Reisch’s employment agreement, assuming employment through January 3, 2015 (the last day of fiscal year 2014), in the event of his termination without Cause, for Good Reason or, in the event of death or Disability or upon a Change in Control (provided the termination is without Cause), payable in accordance with the employment agreement.
(7)	The table reflects the 2015 monthly premium payable by us for medical, dental and vision benefits in which Mr. Reisch and his dependents participated at January 3, 2015, multiplied by 24 months.
(8)

Subject to certain notice and other requirements, Mr. Reisch would be entitled to an additional payment (a gross-up) in the event it shall be determined that any payment, benefit or distribution (or combination thereof) by us for his benefit (whether paid or payable or distributed or distributable pursuant to the terms of our employment agreement with Mr. Reisch, or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, restricted stock, or the lapse or termination of any restriction on the vesting or exercisability of any of the foregoing), would be subject to the excise tax imposed by Section 4999 of the Code by reason of being “contingent on a change in ownership or control” of us, within the meaning of Section 280G of the Code or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax. The payment would be in an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed with respect to those taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and the excise tax imposed upon the gross-up available to cause the imposition of such taxes to be avoided, Mr. Reisch retains an amount equal to the excise tax (including any interest and penalties) imposed. However, there may be certain statutory exemptions based on our being a privately held company that would avoid the imposition of the excise tax.
(9)	Upon a Change in Control, the employment agreement (other than certain provisions which survive such a termination of the agreement) will automatically terminate, and Mr. Reisch will be entitled to receive a lump sum payment equal to $4,200,000 in cash. In such case, Mr. Reisch shall also be entitled to receive (1) any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination and (2) so long as such termination is not by us for Cause, a lump sum payment equal to the pro-rated portion of the target annual cash bonus that Mr. Reisch is eligible to receive in respect of such fiscal year, which would have been $1,187,500 assuming such termination occurred at January 3, 2015.
(10)	The Amended and Restated 2010 SERP provides for a lump sum payment on the earlier of Mr. Reisch reaching age 65 or a date that is within 90 days following his death. The incremental value in this scenario represents the enhancement, in actuarial present value dollar terms, from an immediate payment of the benefit compared to payment at age 65.
(11)	The proceeds of the life insurance policy are payable to Mr. Reisch’s beneficiary(ies).

Arrangements with Paul B. Carousso

Change in Control Severance Agreements. The change in control severance agreement between us and Paul B. Carousso, Senior Vice President, Chief Financial Officer, provides for severance payments and benefits to the executive if, during the term of the agreement, his employment is terminated without cause or if the executive resigns with good reason within two years following a change in control. A “change in control” is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdco being held by an unaffiliated person; or (3) a merger, consolidation, recapitalization or reorganization of Holdco with or into an unaffiliated person. The change in control agreement was effective for an initial term extending to December 31, 2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement.

The severance payments and benefits under the change in control agreement are in lieu of any other severance benefits except as required by law and include an amount equal to one times the sum of (1) the executive’s then current annual base salary and (2) the higher of (a) an amount equal to the executive’s annual cash bonus at target for the year of termination or (b) an amount equal to the average bonus rate paid to the executive for the two years prior to termination multiplied by the executive’s then current annual base salary, payable over the twelve months following the date of termination. In addition, the executive would be entitled to: a lump sum amount equal to his annual target bonus for the year of termination, (if termination is prior to September 30th, the amount shall be pro-rated for the portion of the year the executive was employed), payable at the time payments are otherwise made under the bonus plan; continued coverage under our group health benefits for twelve months (or such shorter period if executive otherwise becomes covered by subsequent employer comparable benefits), or if plans are terminated or coverage is not permissible under law, a cash stipend in an equivalent amount to what we would otherwise pay for such executive’s group health continuation. The severance payments and benefits are subject to the executive entering into a severance agreement, including a general waiver and release of claims against us and our affiliates, and the executive’s continued compliance with the restrictive covenants to which the executive is otherwise bound.

Stock Options. All of Mr. Carousso’s stock options were net settled prior to January 3, 2015 and therefore there would be no unvested options subject to acceleration in the event of a change in control.

Post-termination Payments—Paul B. Carousso. The information below is provided to disclose hypothetical payments to Mr. Carousso under various termination scenarios based on contractual arrangements in place with Mr. Carousso, assuming, in each situation, that Mr. Carousso was terminated on January 3, 2015 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding. The terms “Cause” and “Good Reason” are as defined under the change in control agreement entered into with Mr. Carousso.

Post-Termination Payments under Change in Control Agreement

Paul B. Carousso

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$604,500	(3)	$—	$—
Annual Incentive	$—	$—	$214,500	(4)	$—	$—
Shares resulting from net settlement of Stock Options	(2)	(2)	(2)		(2)	(2)
Incremental Pension Benefits	$—	$—	$—		$—	$235,354	(5)
Continuation of Health Benefits (1)	$—	$—	$15,596		$—	$—

(1)	The table reflects the 2015 monthly premium payable for group health benefits in which Mr. Carousso and his dependents participated at January 3, 2015, multiplied by twelve (12) months.
(2)	The repurchase of the shares of Class A Stock received by Mr. Carousso in the net settlement of options in 2014 described under “—Option Exercises and Stock Vested in 2014” are subject to the applicable hold period and the repurchase does not accelerate upon a termination of employment.
(3)	Payments due to Mr. Carousso in connection with a termination without Cause or for Good Reason following a change in control represent the sum of (a) Mr. Carousso’s annual base salary as of January 3, 2015 and (b) an amount equal to Mr. Carousso’s annual cash bonus at target for the year of termination, payable over twelve (12) months in equal installments in accordance with our normal payroll practices, in exchange for a release of claims and continued compliance with the restrictive covenants to which he is bound.
(4)	Payable as a lump sum in connection with a termination without Cause or for Good Reason following a change in control.
(5)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements) in the event of Mr. Carousso’s termination upon his death.

Post-termination Payments—Charles W. Mooty. The information below is provided to disclose hypothetical payments to Mr. Mooty under various termination scenarios based on contractual arrangements in place with Mr. Mooty, assuming, in each situation, that Mr. Mooty was terminated on January 3, 2015 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding. The terms “Cause”, “Good Reason” and “Disability” are as defined under Mr. Mooty’s employment agreement, as further described above under “—Employment Arrangements with Mr. Mooty”.

Post-Termination Payments under Employment Agreement

Charles W. Mooty

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)		Termination in Connection with a Change in Control ($) (4)	Disability ($)		Death ($)
Severance	$—	$1,350,000	(1)	$—	$—		$—
Annual Incentive	$—	$600,000	(2)	$—	$600,000	(2)	$600,000	(2)
Continuation of Health Benefits	$—	$15,596	(3)	$—	$—		$—

(1)	Pursuant to the terms of Mr. Mooty’s employment agreement, upon a termination without Cause or for Good Reason, he is entitled in exchange for a release of claims and continued compliance with the restrictive covenants to which he is bound, to an amount equal to his annual base salary in effect at the date of termination plus his target bonus for the year of termination, payable in twelve (12) equal monthly installments.
(2)	Amount represents Pro-Rata Bonus as described in Mr. Mooty’s employment agreement, assuming employment through January 3, 2015 (the last day of fiscal year 2014) and assuming bonus is earned at target for fiscal year 2014, payable in a lump sum when bonuses are paid to other employees.
(3)	The table reflects the 2015 monthly premium payable for group health benefits in which Mr. Mooty and his dependents participated at January 3, 2015, multiplied by twelve (12) months.
(4)	Pursuant to the terms of Mr. Mooty’s employment agreement, he is not entitled to any additional amounts upon a change in control (this table does not reflect amounts due under the Mooty LTIP Agreements entered into in 2015 after the end of fiscal year 2014). If Mr. Mooty is terminated without Cause or for Good Reason following a change in control, he is entitled to the amounts set forth in this table under “Voluntary Termination with Good Reason or Involuntary Termination without Cause”.

Post-termination Payments—James S. Simpson. The information below is provided to disclose hypothetical payments to Mr. Simpson under various termination scenarios based on the offer letter entered into with Mr. Simpson in 2010, assuming, in each situation, that Mr. Simpson was terminated on January 3, 2015 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Mr. Simpson entered into an offer letter agreement upon his inception of employment in 2010 which provides for certain severance benefits upon a termination of his employment by Jostens without Cause or by Mr. Simpson with Good Reason in exchange for a release of claims and continued compliance with the restrictive covenants to which he is bound.

“Cause” is defined as (i) the willful and continued failure by Mr. Simpson to perform his material duties with respect to Jostens and its subsidiaries which continues beyond ten (10) days after a written demand for substantial performance is delivered to him by Jostens (the “Cure Period”), (ii) the willful or intentional engaging by Mr. Simpson in conduct that causes material and demonstrable injury, monetarily or otherwise, to Jostens, the Sponsors or their respective affiliates, (iii) the commission by Mr. Simpson of a crime constituting (A) a felony under the laws of the United States or any state thereof or (B) a misdemeanor involving moral turpitude, or (iv) a material breach by Mr. Simpson of his offer letter or any other agreements with the Company, including, without limitation, engaging in any action in breach of restrictive covenants, herein or therein, that continues beyond the Cure Period (to the extent that, in the Board of Directors’ reasonable judgment, such breach can be cured).

“Good Reason” is defined as (i) a reduction in Mr. Simpson’s base salary or annual incentive compensation opportunity (other than a general reduction in base salary or annual incentive compensation opportunity that affects all members of senior management in substantially the same proportions, provided that his base salary is not reduced by more than 10%); (ii) a substantial reduction in Mr. Simpson’s duties and responsibilities; or (iii) a transfer of Mr. Simpson’s primary workplace by more than fifty miles from the current workplace, and provided, further, that “Good Reason” shall cease to exist for any such event on the 60th day following the later of its occurrence or Mr. Simpson’s knowledge thereof, unless he has given Jostens written notice thereof prior to such date.

The terms “Cause”, “Good Reason”, “Disability” and “Change in Control” are as defined under his offer letter or Mr. Simpson’s award letters under the Jostens 2013 LTIP and Jostens 2014 LTIP.

Post-Termination Payments

James S. Simpson

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)		Termination in Connection with a Change in Control ($)		Disability ($)		Death ($)
Severance	$—	$397,500	(1)	$—	(3)	$—		$—
Long-Term Incentive Award	$—	$175,026	(2)	$894,070	(4)	$175,026	(6)	$175,026	(6)
Continuation of Health Benefits	$—	$—		$14,224	(5)	$—		$—

(1)	Payment due to Mr. Simpson in connection with a termination without Cause or for Good Reason equal to Mr. Simpson’s annual base salary as of January 3, 2015, payable over twelve (12) months in equal installments in accordance with our normal payroll practices.
(2)	Reflects amount in the aggregate payable to Mr. Simpson under the Jostens 2013 LTIP and the Jostens 2014 LTIP assuming a termination without Cause or Good Reason.
(3)	Pursuant to the terms of Mr. Simpson’s employment agreement, he is not entitled to any additional amounts upon a change in control. If Mr. Simpson is terminated without Cause or for Good Reason following a change in control, he is entitled to the amounts set forth in this table under “Voluntary Termination with Good Reason or Involuntary Termination without Cause”.
(4)	Reflects amount in the aggregate payable to Mr. Simpson under the Jostens 2013 LTIP and the Jostens 2014 LTIP assuming a termination as of January 3, 2015 in connection with a Change in Control.
(5)	The table reflects the 2015 monthly premium payable for group health benefits in which Mr. Simpson and his dependents participated at January 3, 2015, multiplied by twelve (12) months.
(6)	Reflects amount in the aggregate payable to Mr. Simpson under the Jostens 2013 LTIP and the Jostens 2014 LTIP assuming a termination as of January 3, 2015 for death or Disability.

The Company has taken steps to structure its post-termination arrangements to assure their compliance with Section 409(A), including, without limitation, providing for deferral of payments as necessary to prevent any accelerated or additional tax under Section 409(A).

Director Compensation

Other than David Burgstahler, Visant’s employee and non-employee directors are not eligible to receive any cash compensation for their service as our directors. Mr. Burgstahler’s services as a director are not incidental to his employment by our Sponsors. He receives an annual fee of $50,000 in cash in consideration of his services and entered into an indemnification agreement with the Company. We reimburse all the non-employee directors for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and Board committee meetings.

The options for Class A Common Stock previously granted to our past and current directors in 2004 and 2005 in connection with the Transactions were net settled in cash during fiscal year 2014 in anticipation of their expiration and in connection with the resignation of certain directors. Accordingly, none of such stock options remained outstanding as of January 3, 2015. The economic benefit of the stock options originally granted to directors appointed by DLJMBP III had been previously assigned to the predecessor to aPriori and, accordingly, the amounts paid in settlement of such options in 2014 were paid to aPriori.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Visant is an indirect wholly owned subsidiary of Holdco. Our Sponsors hold shares of the Class A and Class C Common Stock of Holdco and additionally our equity-based incentive compensation plans are based on the appreciation of the Class A Common Stock. Accordingly, the following table sets forth information regarding the beneficial ownership of the Class A and Class C Common Stock as of March 24, 2015 by (1) each person we believe owns beneficially more than five percent of Holdco’s outstanding common stock, (2) each of our directors, (3) each of our executive officers and (4) all directors and current executive officers as a group.

	Class A Voting		Class C Voting
	Common Stock		Common Stock
Holder	Shares (1)	Percent of Class	Shares (1)		Percent of Class
KKR and related funds(2)	2,664,356	44.8%	1	(3)	100.0%
DLJMBP III and related funds(4)	2,664,357	44.8%	—		—
David F. Burgstahler(4)	—	—	—		—
Webster Chua(2)(3)	—	—	—		—
Tagar C. Olson(2)(3)	—	—	—		—
Susan C. Schnabel(4)	—	—	—		—
Marc L. Reisch(5)(6)	60,052	1.0%	—		—
Paul B. Carousso(5)	4,397	*	—		—
Charles W. Mooty(5)(7)	—	—	—		—
James S. Simpson(5)(7)	—	—	—		—
Directors and executive officers (8 persons) as a group(2)(4)(5)(6)	64,449	1.1%	—		—

*	Indicates less than one percent.
(1)	The amounts and percentages of Holdco’s common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
(2)

Reflects 2,664,356 shares of Class A Common Stock and one share of Class C Common Stock held by Fusion Acquisition LLC. As the managing member of Fusion Acquisition LLC, KKR Millennium Fund L.P. may be deemed to be the beneficial owner of the securities of Holdco held by Fusion Acquisition LLC. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of the securities of Holdco held by Fusion Acquisition LLC. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC may be deemed to be the beneficial owner of the securities of Holdco held by Fusion Acquisition LLC. Each of KKR Fund Holdings L.P. (as

the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may be deemed to be the beneficial owner of the securities of Holdco held by Fusion Acquisition LLC. As the designated members of KKR Management LLC, each of Henry R. Kravis and George R. Roberts may also be deemed to be the beneficial owner of the securities of Holdco held by Fusion Acquisition LLC. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Each person, other than the record holder, disclaims beneficial ownership of the securities of Holdco held by Fusion Acquisition LLC. Messrs. Tagar C. Olson and Webster Chua are directors of Holdco and Visant and are executives of KKR and/or its affiliates. Messrs. Olson and Chua disclaim beneficial ownership of the securities of Holdco held by Fusion Acquisition LLC. The address of the above holders is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, NY 10019.
(3)	The contribution agreement entered into in connection with the Transactions provided that Fusion Acquisition LLC receive one share of the Class C Common Stock, which, together with its shares of the Class A Common Stock, provides KKR with approximately 49.3% of Holdco’s voting interest. Messrs. Olson and Chua disclaim beneficial ownership of these shares.
(4)	Includes 2,664,357 shares held by DLJMBP III, DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, L.P., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., all of which are private equity funds that form part of aPriori Capital Partners. The address for each of the foregoing is c/o aPriori Capital Partners, 444 Madison Avenue, 7th Floor, New York, NY 10022, except that the address of the DLJ Offshore Partners III-1, C.V. and DLJ Offshore Partners III-2, C.V. is c/o John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles. Ms. Susan C. Schnabel is a director of Holdco and Visant and an employee of aPriori, and does not have sole or shared voting or dispositive power over shares shown as held by DLJMBP III and related funds, and therefore, does not have beneficial ownership of such shares and disclaims beneficial ownership. The address for Ms. Schnabel is aPriori Capital Partners, 11400 W. Olympic Blvd., Suite 1400, Los Angeles, CA 90064. Mr. Burgstahler, the President of Avista Capital Partners and a former partner of DLJMBP III, serves as a director of Holdco and Visant by appointment by aPriori. Mr. Burgstahler disclaims beneficial ownership of any of the shares beneficially owned by DLJMBP III and related funds. The address for Mr. Burgstahler is c/o Avista Capital Partners, 65 East 55th Street, 18th Floor, New York, NY 10022.
(5)	The address for Messrs. Reisch and Carousso is c/o Visant Holding Corp., 357 Main Street, Armonk, NY 10504. The address for Messrs. Mooty and Simpson is c/o Jostens, Inc., 3601 Minnesota Drive, Suite 400, Minneapolis, MN 55435.
(6)	Includes 46,824 shares held by the Reisch Family LLC, of which Mr. Reisch is a member.
(7)	Messrs. Mooty and Simpson participate in phantom equity arrangements based on the Class A Common Stock.

Equity Compensation Plan Information

The following table sets forth information about the equity compensation plans of Holdco as of January 3, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Plan	1,773	$169.15	153,918

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, in October 2004 Holdco entered into the 2004 Stockholders Agreement with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things:

•	the right of each of the Investor Entities to designate a certain number of directors to Holdco’s board of directors for so long as they hold a certain amount of Holdco’s common stock. Based on amendments to the Stockholders Agreement, of the six members of Holdco’s board of directors, KKR and DLJMBP III each has the right to designate two of Holdco’s directors (currently two KKR and two DLJMBP III designees serve on Holdco’s board) with our Chief Executive Officer and President, Marc L. Reisch, as Chairman, and Mr. Mooty serving as management designees;

•	certain limitations on the transfer of Holdco’s common stock held by the Investor Entities for a period of four years after the completion of the Transactions, after which, if Holdco has not completed an initial public offering, any Investor Entity wishing to sell any Holdco common stock held by it must first offer to sell such stock to Holdco and the other Investor Entities, provided that, if Holdco completes an initial public offering during the four years after the completion of the Transactions, any Investor Entity may sell pursuant to its registration rights as described below;

•	a consent right for the Investor Entities with respect to certain corporate actions;

•	the ability of the Investor Entities to “tag-along” their shares of Holdco’s common stock to sales by any other Investor Entity, and the ability of the Investor Entities to “drag-along” Holdco’s common stock held by the other Investor Entities under certain circumstances;

•	the right of the Investor Entities to purchase a pro rata portion of all or any part of any new securities offered by Holdco; and

•	a restriction on the ability of the Investor Entities and certain of their affiliates to own, operate or control a business that competes with Holdings, subject to certain exceptions.

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $4.0 million for the year ended January 3, 2015, $3.8 million for the year ended December 28, 2013 and $3.7 million for the year ended December 29, 2012. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, Holdco entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco’s common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations. We have retained KKR Capstone from time to time to provide certain of our businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within our businesses. We incurred approximately $0.1 million in each of fiscal years 2014 and 2013 and $0.2 million in fiscal year 2012, for services provided by KKR Capstone. Capstone Equity Investors LLC (“Capstone LLC”) had an ownership interest in Holdco based on its investment in the Company in connection with the Transactions, until the fourth quarter of 2014. Capstone received an amount of approximately $0.1 million in consideration of the net settlement of stock options and the repurchase by the Company of shares of Class A Common Stock in November 2014.

Certain of the lenders under the New Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

KKR Capital Markets LLC, an affiliate of one of our Sponsors, assisted in placing the New Credit Facilities, for which it received customary fees. KKR Capital Markets LLC and its affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company or its affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

We are a party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we avail ourselves of the terms and conditions of the CoreTrust purchasing organization for certain purchases, including our prescription drug benefit program. KKR Capstone is a party to an agreement with CoreTrust which permits certain KKR portfolio companies, including Visant, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by us and other parties, and CoreTrust shares a portion of such fees with KKR Capstone.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant, Holdco, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMBP Funds”) and certain of the DLJMBP Funds’ co-investors entered into a stock purchase and stockholders’ agreement (the “Syndicate Stockholders Agreement”), pursuant to which the DLJMBP Funds sold to the co-investors shares of: (1) the Class A Common Stock, (2) Holdco Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock (which has since been repurchased). The Syndicate Stockholders Agreement contains provisions which, among other things: restrict the ability of the syndicate stockholders to make certain transfers; grant the co-investors certain board observation and information rights; provide for certain tag-along and drag-along rights; grant preemptive rights to the co-investors to purchase a pro rata share of any new shares of common stock issued by Holdco or Jostens to any of the DLJMBP Funds or their successors prior to an initial public offering; and give the stockholders piggyback registration rights in the event of a public offering in which the DLJMBP Funds sell shares.

Arcade

In connection with the closing of the Company’s sale on September 23, 2014 of 100% of the capital stock of Arcade Marketing, the Company received a minority equity interest in Tripolis Holdings S.à.r.l. (“Luxco”) and entered into a Shareholders Agreement, which among other things provides the terms of certain minority voting and consent rights, the right to designate up to two directors to the board of managers of Luxco so long as Visant maintains a particular level of ownership in the equity of Luxco, and certain pre-emptive, tag-along and drag along rights. Mr. Reisch and Ms. Schnabel currently sit on the board of managers of Luxco.

Other

Ms. Ann Carr, who is Mr. Charles Mooty’s sister-in-law, serves as Jostens’ Chief Marketing Officer, and received total compensation of $0.3 million during 2014. The Audit Committee has determined that the terms of Ms. Carr’s employment are fair and reasonable and no less favorable to the Company than would be obtained in a comparable arms’ length transaction with an unaffiliated party.

Review and Approval of Transactions with Related Parties

Our Board of Directors and our Audit Committee, under their responsibilities set forth in their charter, review and approve all related party transactions, as required by applicable law, rules or regulations or under our material indebtedness agreements and otherwise to the extent it deems necessary or appropriate. The 2004 Stockholders Agreement also requires the consent of the stockholders party thereto to certain related party transactions.

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

Audit Fees

Deloitte & Touche LLP (“D&T”) has been engaged as our independent accountants since February 2005. During each of fiscal years 2014 and 2013, the aggregate audit fees billed to us by D&T were $1.5 million. Such fees were for audits of our consolidated financial statements and reviews of our quarterly consolidated financial statements for each of fiscal 2014 and 2013.

Audit-Related Fees

During fiscal years 2014 and 2013, the audit-related fees billed to us by D&T were $0.4 million and $0.1 million, respectively. During fiscal years 2014 and 2013, these fees primarily related to audit-related accounting services.

Tax Fees

During fiscal years 2014 and 2013, the aggregate tax fees billed to us by D&T were $0.9 million and $1.1 million, respectively. These fees related to a variety of tax consulting services primarily related to acquisitions, certain tax planning and compliance matters.

All Other Fees

In fiscal years 2014 and 2013, no fees were billed for products and services by D&T, other than as set forth above.

Audit Committee

The Audit Committee has the authority to appoint and retain, replace or terminate the independent auditor. The Audit Committee is directly responsible for the appointment, compensation, evaluation, retention and oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work. The Audit Committee has established policies and procedures for the approval or pre-approval of all auditing services and permitted non-audit services (including, without limitation, accounting services related to merger and acquisition transactions and related financing activities) to be performed for us by our independent auditor. The Audit Committee, as permitted by its pre-approval policy, from time to time delegates the approval of certain permitted services or amounts to be incurred for such service to a member of the Audit Committee. The Audit Committee then reviews the delegate’s approval decisions periodically and not less frequently than at the next occurring quarterly Audit Committee meeting. The Audit Committee approved all audit, audit-related and tax services for us performed by D&T in 2014 and 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Financial Statements

(a)	Visant Corporation and subsidiaries

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012

(iii)	Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012

(v)	Consolidated Statements of Changes in Stockholder’s Deficit for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012

(b)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1(20)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, VHH Merger, Inc. and Von Hoffmann Holdings Inc.

2.2(8)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, AHC Merger, Inc. and AHC I Acquisition Corp.

2.3(9)	Contribution Agreement, dated as of July 21, 2004, between Visant Holding Corp. (f/k/a Jostens Holding Corp.) and Fusion Acquisition LLC.

2.4(2)	Amendment No. 1 to Contribution Agreement, dated as of September 30, 2004, between Visant Holding Corp. and Fusion Acquisition LLC.

2.5(16)	Stock Purchase Agreement, dated January 2, 2007, among Visant Corporation, Visant Holding Corp. and R.R. Donnelley & Sons Company.

2.6(19)	Agreement and Plan of Merger, dated as of February 11, 2008, by and among Visant Corporation, Coyote Holdco Acquisition Company LLC, Phoenix Color Corp., Louis LaSorsa, as stockholders’ representative and the stockholders signatory thereto.

2.7(38)	Termination agreement, dated April 17, 2014, terminating the Stock Purchase Agreement by and among Jostens, Inc. American Achievement Group Holding Corp., (“American Achievement”), Visant Corporation, each holder of outstanding equity interest of American Achievement and American Achievement Holdings LLC, in its capacity as Sellers’ Representative.

2.8(36)	Omnibus Transaction Agreement dated July 25, 2014 by and amount Visant Corporation, OCM Luxembourg Ileos Holdings S.à.r.l. and Tripolis Holdings S.à.r.l.

3.1(2)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.)

3.2(14)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(37)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.4(3)	By-laws of Visant Holding Corp. (f/k/a Ring Holding Corp.)

3.5(14)	Certificate of Incorporation of Visant Secondary Holdings Corp. (f/k/a Jostens Secondary Holding Corp.).

3.6(14)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.7(37)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.8(14)	By-Laws of Visant Secondary Holding Corp.

3.9(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.)

3.10(14)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.11(37)	Certificate of Amendment of the Amended & Restated and Certificate of Incorporation of Visant Corporation.

3.12(4)	By-Laws of Visant Corporation.

3.13(13)	Form of Amended and Restated Articles of Incorporation of Jostens, Inc.

3.14(27)	By-Laws of Jostens, Inc.

3.15(27)	Certificate of Formation of The Lehigh Press LLC.

3.16(27)	Limited Liability Company Agreement of The Lehigh Press LLC.

3.17(17)	Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of Neff Holding Company.

3.18(17)	By-Laws of Neff Holding Company.

3.19(17)	Amended Articles of Incorporation of Neff Motivation, Inc.

3.20(17)	Amended Code of Regulations of Neff Motivation, Inc.

3.21(21)	Certificate of Formation of Memory Book Acquisition LLC.

3.22(21)	Limited Liability Company Agreement of Memory Book Acquisition LLC.

3.23(21)	Certificate of Incorporation of PCC Express, Inc.

3.24(21)	By-Laws of PCC Express, Inc.

3.25(21)	Certificate of Incorporation of Phoenix Color Corp. (f/k/a Phoenix Merger Corp.)

3.26(21)	Amended and Restated By-Laws of Phoenix Color Corp.

3.27(21)	Articles of Organization of Phoenix (Md.) Realty, LLC.

3.28(21)	Operating Agreement of Phoenix (Md.) Realty, LLC.

3.29(24)	Articles of Amendment to the Articles of Incorporation and Articles of Incorporation of Rock Creek Athletics, Inc.

3.30(24)	By-Laws of Rock Creek Athletics, Inc.

3.31(30)	First Amendment to Limited Liability Company Agreement of The Lehigh Press LLC.

4.1(25)	Indenture, dated September 22, 2010, among Visant Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee.

4.2(25)	Exchange and Registration Rights Agreement, dated September 22, 2010, among Visant Corporation, the guarantors party thereto, Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. and KKR Capital Markets LLC.

4.3(2)	Registration Rights Agreement, dated as of October 4, 2004, between Visant Holding Corp. and the Stockholders named therein.

10.2(10)	Stock Purchase and Stockholders’ Agreement, dated as of September 3, 2003, among Visant Holding Corp., Visant Corporation and the stockholders party thereto.

10.3(5)	Management Stock Incentive Plan established by Jostens, Inc., dated as of May 10, 2000.*

10.4(1)	Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of January 6, 2005.*

10.5(26)	Second Amended and Restated Employment Agreement, dated as of May 17, 2010, among Visant Holding Corp., Jostens, Inc. and Marc L. Reisch.*

10.6(32)	Marc L. Reisch Amended and Restated Supplemental Executive Retirement Plan, dated as of December 31, 2012.*

10.7(26)	Marc L. Reisch 2010 Supplemental Executive Retirement Plan Form of Trust Agreement.*

10.8(32)	Second Amended and Restated Executive Supplemental Retirement Agreement, dated as of December 31, 2012, between Marc L. Reisch and Visant Holding Corp.*

10.9(2)	Management Stockholder’s Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.10(2)	Restricted Stock Award Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.11(2)	Sale Participation Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.12(2)	Stock Option Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.13(1)	Stockholders Agreement, dated as of October 4, 2004, among Visant Holding Corp. and the stockholders named therein.

10.14(2)	Transaction and Monitoring Agreement, dated as of October 4, 2004, between Visant Holding Corp., Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking III, Inc.

10.15(14)	Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of March 14, 2005.*

10.16(14)	Form of Management Stockholder’s Agreement.*

10.17(14)	Form of Sale Participation Agreement.*

10.18(14)	Form of Visant Holding Corp. Stock Option Agreement.*

10.19(15)	Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated March 22, 2006.*

10.20(11)	Jostens Holding Corp. 2003 Stock Incentive Plan, effective October 30, 2003.*

10.21(32)	Form of Amended and Restated Agreement for Executive Supplemental Retirement Plan, dated as of December 31, 2012.*

10.22(18)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Paul B. Carousso.*

10.23(23)	Form of Restricted Stock Award Agreement.*

10.24(24)	Amendment to the Jostens Holding Corp. 2003 Stock Incentive Plan.*

10.25(31)	Form of 2012 Jostens, Inc. Long-Term Incentive Award Letter.*

10.26(37)	Employment Agreement, dated as of November 19, 2013, by and between Jostens, Inc. and Charles W. Mooty.*

10.27(39)	Form of 2014 Jostens, Inc. Long-Term Incentive Award Letter.*

10.28(39)	Long-Term Incentive Award Agreement, dated as of March 20, 2015 by and among Jostens, Inc., Visant Holding Corp. and Charles W. Mooty.*

10.29(39)	Long-Term Incentive Award Agreement, dated as of March 20, 2015 by and among Jostens, Inc., Visant Holding Corp. and Charles W. Mooty.*

10.30(39)	Long-Term Incentive Award Agreement, dated as of March 20, 2015 by and among Jostens, Inc., Visant Holding Corp. and Charles W. Mooty.*

10.31(35)	Credit Agreement, dated September 23, 2014, among Visant Corporation, Visant Secondary Holdings Corp., the lending institutions from time to time parties thereto and Credit Suisse AG, as administrative agent and collateral agent.

10.32(34)	Separation Agreement, dated October 10, 2014, by and among Visant Holding Corp., Visant Corporation and Marie D. Hlavaty.*

10.33(39)	Separation Agreement, dated March 27, 2015, by and among Visant Holding Corp., Visant Corporation and Paul B. Carousso.*

10.34(38)	Form of Director Indemnification Agreement*

12.1(39)	Computation of Ratio of Earnings to Fixed Charges.

14.1(29)	Visant Holding Corp. and Subsidiaries Business Conduct and Ethics Principles.

21(39)	Subsidiaries of Visant Holding Corp.

31.1(39)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(39)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(39)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(39)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Visant’s Annual Report on Form 10-K for the year ended January 3, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Other Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholder’s Deficit, (v) Notes to the Consolidated Financial Statements, and (vi) Schedule of Valuation and Qualifying Accounts.

(1)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment No. 2 to Form S-4/A (file no. 333-112055), filed on February 14, 2005.
(2)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-4/A (file no. 333-112055), filed on November 12, 2004.
(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.
(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.
(5)	Incorporated by reference to Jostens, Inc.’s Form S-4 (file no. 333-45006), filed on September 1, 2000.
(6)	[Reserved]
(7)	[Reserved]
(8)	Incorporated by reference to AKI, Inc.’s Form 10-K, filed on September 1, 2004.
(9)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on August 17, 2004.
(10)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 28, 2004.
(11)	Incorporated by reference to Jostens, Inc.’s Form 10-K, filed on April 1, 2004.
(12)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q, filed on November 10, 2003.
(13)	Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on November 12, 2003.
(14)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(15)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on March 30, 2006.
(16)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on January 5, 2007.
(17)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-142678), filed on May 7, 2007.
(18)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on May 14, 2007.
(19)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on February 15, 2008.
(20)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q/A, filed on August 12, 2004.
(21)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-151052), filed on May 20, 2008.
(22)	Incorporated by reference to Visant Corporation’s Form 10-Q, filed on August 14, 2012.

(23)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-1/A (file no. 333-142680), filed on May 20, 2008.
(24)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2010.
(25)	Incorporated by reference to Visant Corporation’s Form 8-K, filed September 27, 2010.
(26)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed May 18, 2010.
(27)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-171061), filed on December 9, 2010.
(28)	Incorporated by reference to Visant Corporation’s Form 8-K, filed March 1, 2011.
(29)	Incorporated by reference to Visant Corporation’s Form 10-K, filed April 1, 2011.
(30)	Incorporated by reference to Visant Corporation’s Form 10-K filed March 21, 2012.
(31)	Incorporated by reference to Visant Corporation’s Form 10-Q filed November 13, 2012.
(32)	Incorporated by reference to Visant Corporation’s Form 10-K, filed March 28, 2013.
(33)	Incorporated by reference to Visant Corporation’s Form 8-K, filed November 20, 2013.
(34)	Incorporated by reference to Visant Corporation’s Form 8-K, filed October 15, 2014.
(35)	Incorporated by reference to Visant Corporation’s Form 8-K, filed September 29, 2014.
(36)	Incorporated by reference to Visant Corporation’s Form 8-K, filed July 30, 2014.
(37)	Incorporated by reference to Visant Corporation’s Form 10-K, filed March 28, 2014.
(38)	Incorporated by reference to Visant Corporation’s Form 10-Q, filed May 13, 2014.
(39)	Filed herewith.
*	Management contract or compensatory plan or arrangement

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

VISANT CORPORATION

Date: March 31, 2015	/s/ Marc L. Reisch
Marc L. Reisch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

Date: March 31, 2015	/s/ Marc L. Reisch	Chairman of the Board, President and Chief Executive Officer
	Marc L. Reisch	(Principal Executive Officer)

Date: March 31, 2015	/s/ Paul B. Carousso	Senior Vice President, Chief Financial Officer
	Paul B. Carousso	(Principal Financial and Accounting Officer)

Date: March 31, 2015	/s/ Charles W. Mooty	Director
Charles W. Mooty

Date: March 31, 2015	/s/ David F. Burgstahler	Director
David F. Burgstahler

Date: March 31, 2015	/s/ Webster Chua	Director
Webster Chua

Date: March 31, 2015	/s/ Tagar C. Olson	Director
Tagar C. Olson

Date: March 31, 2015	/s/ Susan C. Schnabel	Director
Susan C. Schnabel

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Visant Corporation and subsidiaries:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012	F-3

Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013	F-4

Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012	F-5

Consolidated Statements of Changes in Stockholder’s Deficit for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	F-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Corporation

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Corporation and subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s deficit and cash flows for each of the three years in the period ended January 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company early adopted Financial Accounting Standards Board Accounting Standards Update 2014 -08, Presentation of Financial Statements: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company discontinued certain of its operations when it sold several businesses during 2014. The net gain on sale and results prior to the sale from these operations are included in income (loss) from discontinued operations in the accompanying consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 31, 2015

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

In thousands	2014	2013	2012
Net sales	$831,770	$854,007	$885,859
Cost of products sold	340,007	351,315	369,103

Gross profit	491,763	502,692	516,756
Selling and administrative expenses	326,808	349,694	373,653
Gain on disposal of fixed assets	(679)	(858)	(1,713)
Special charges	16,001	20,236	47,909

Operating income	149,633	133,620	96,907
Interest income	(9)	(11)	(48)
Interest expense	154,114	155,012	158,717
Loss (gain) on repurchase and redemption of debt	26,593	—	(947)

Loss before income taxes	(31,065)	(21,381)	(60,815)
Benefit from income taxes	(19,638)	(6,434)	(8,131)

Loss from continuing operations	(11,427)	(14,947)	(52,684)
Income (loss) from discontinued operations, net of tax	95,955	16,028	(5,916)

Net income (loss)	$84,528	$1,081	$(58,600)

Other comprehensive income (loss), net of tax:
Deferred gain (loss) on derivatives	1,228	2,016	(1,960)
Change in cumulative translation adjustment	(2,777)	555	(167)
Change in minimum pension liability	(29,730)	45,272	(23,269)

Comprehensive income (loss)	$53,249	$48,924	$(83,996)

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2014	2013
ASSETS
Cash and cash equivalents	$49,620	$96,042
Accounts receivable, net	53,291	58,855
Inventories	84,984	87,983
Salespersons overdrafts, net of allowance of $7,805 and $9,174, respectively	19,239	24,321
Income tax receivable	14,702	11,502
Prepaid expenses and other current assets	18,476	16,436
Deferred income taxes	19,930	20,170
Current assets of discontinued operations	2,380	70,862

Total current assets	262,622	386,171

Property, plant and equipment	384,493	364,672
Less accumulated depreciation	(265,348)	(239,595)

Property, plant and equipment, net	119,145	125,077
Goodwill	748,886	749,080
Intangibles, net	338,598	348,939
Deferred financing costs, net	24,290	33,118
Deferred income taxes	1,782	2,025
Other assets	41,689	10,545
Long-term assets of discontinued operations	1,000	261,293

Total assets	$1,538,012	$1,916,248

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$26,666	$28,298
Accrued employee compensation and related taxes	26,270	26,736
Commissions payable	7,476	10,416
Customer deposits	177,892	168,531
Income taxes payable	5	40
Interest payable	19,904	33,702
Current portion of long-term debt and capital leases	9,524	2,633
Other accrued liabilities	25,891	23,348
Current liabilities of discontinued operations	7,549	49,338

Total current liabilities	301,177	343,042

Long-term debt and capital leases - less current maturities	1,489,628	1,867,577
Deferred income taxes	108,070	140,722
Pension liabilities, net	92,727	51,926
Other noncurrent liabilities	24,289	35,173
Long-term liabilities of discontinued operations	4,822	10,546

Total liabilities	2,020,713	2,448,986

Mezzanine equity	11	11

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at January 3, 2015 and December 28, 2013	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at January 3, 2015 and December 28, 2013	—	—
Additional paid-in-capital	61,692	60,983
Accumulated deficit	(472,411)	(553,018)
Accumulated other comprehensive loss	(71,993)	(40,714)

Total stockholder’s deficit	(482,712)	(532,749)

Total liabilities, mezzanine equity and stockholder’s deficit	$1,538,012	$1,916,248

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2014	2013	2012
Net income (loss)	$84,528	$1,081	$(58,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(95,955)	(16,028)	5,916
Depreciation	36,300	36,979	36,995
Amortization of intangible assets	16,016	34,814	51,536
Amortization of debt discount, premium and deferred financing costs	12,066	13,248	13,225
Other amortization	308	344	405
Deferred income taxes	(13,981)	(15,732)	(10,542)
Loss (gain) on repurchase and redemption of debt	26,593	—	(947)
Gain on disposal of fixed assets	(679)	(858)	(1,713)
Stock-based compensation	—	102	638
Excess tax benefit from share based arrangements	(942)	—	—
Loss on asset impairments	9,124	728	39,553
Other	—	8,200	575
Changes in assets and liabilities:
Accounts receivable	6,125	2,659	10,636
Inventories	3,153	7,929	(1,634)
Salespersons overdrafts	3,129	(285)	5,951
Prepaid expenses and other current assets	225	2,337	493
Accounts payable and accrued expenses	(4,616)	(8,043)	(384)
Customer deposits	9,715	(5,437)	(534)
Commissions payable	(2,915)	(1,256)	(9,158)
Income taxes payable	205	12,182	16,121
Interest payable	(13,798)	(812)	220
Other operating activities, net	(28,736)	(2,146)	(23,444)

Net cash provided by operating activities of continuing operations	45,865	70,006	75,308
Net cash provided by operating activities of discontinued operations	4,842	31,588	36,433

Net cash provided by operating activities	50,707	101,594	111,741

Purchases of property, plant and equipment	(27,221)	(25,599)	(37,867)
Proceeds from sale of property and equipment	790	3,106	4,727
Acquisition of businesses, net of cash acquired	(1,950)	—	—
Additions to intangibles	—	—	(1,774)
Other investing activities, net	—	86	1

Net cash used in investing activities of continuing operations	(28,381)	(22,407)	(34,913)
Net cash provided by (used in) investing activities of discontinued operations	339,132	(26,066)	(15,739)

Net cash provided by (used in) investing activities	310,751	(48,473)	(50,652)

Short-term borrowings	50,000	59,000	107,000
Short-term repayments	(50,000)	(59,000)	(107,000)
Repayment of long-term debt and capital lease obligations	(1,048,201)	(14,917)	(36,914)
Proceeds from issuance of long-term debt and capital leases	662,482	—	2,094
Excess tax benefit from share based arrangements	942	—	—
Distribution to stockholder	(3,921)	(642)	—
Debt financing costs and related expenses	(17,185)	—	—

Net cash used in financing activities of continuing operations	(405,883)	(15,559)	(34,820)
Net cash used in financing activities of discontinued operations	(1,721)	(1,383)	(1,786)

Net cash used in financing activities	(407,604)	(16,942)	(36,606)

Effect of exchange rate changes on cash and cash equivalents	(276)	(333)	(301)

(Decrease) increase in cash and cash equivalents	(46,422)	35,846	24,182
Cash and cash equivalents, beginning of period	96,042	60,196	36,014

Cash and cash equivalents, end of period	$49,620	$96,042	$60,196

Supplemental information:
Interest paid - Continuing Operations	$155,906	$142,627	$144,945
Interest paid - Discontinued Operations	$179	$396	$583
Income taxes paid, net of refunds - Continuing operations	$1,073	$(2,982)	$(6,605)
Income taxes paid, net of refunds - Discontinued operations	$14,027	$10,289	$11,710
Non-cash amount related to equity-method investment	$29,997	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

	Common shares		Additional paid-in- capital	Accumulated deficit	Accumulated other comprehensive loss
In thousands	Number	Amount				Total
Balance - December 31, 2011	1	$—	$103	$(495,499)	$(63,161)	$(558,557)

Net loss				(58,600)		(58,600)
Cumulative translation adjustment					(167)	(167)
Change in fair value of derivatives					(1,960)	(1,960)
Pension and other postretirement benefit adjustments					(23,269)	(23,269)

Balance - December 29, 2012	1	$—	$103	$(554,099)	$(88,557)	$(642,553)

Net income				1,081		1,081
Cumulative translation adjustment					555	555
Change in fair value of derivatives					2,016	2,016
Pension and other postretirement benefit adjustments					45,272	45,272
Excess tax benefit on share based arrangements			(265)			(265)
Distribution to stockholder			(642)			(642)
Reclass from mezzanine equity			1,302			1,302
Contribution from stockholder			60,485			60,485

Balance - December 28, 2013	1	$—	$60,983	$(553,018)	$(40,714)	$(532,749)

Net income				84,528		84,528
Cumulative translation adjustment					(2,777)	(2,777)
Change in fair value of derivatives					1,228	1,228
Pension and other postretirement benefit adjustments					(29,730)	(29,730)
Excess tax benefit on share based arrangements			709			709
Distribution to stockholder				(3,921)		(3,921)

Balance - January 3, 2015	1	$—	$61,692	$(472,411)	$(71,993)	$(482,712)

The accompanying notes are an integral part of the consolidated financial statements.

1.	Summary of Significant Accounting Policies

Description of Business

The Company is a marketing and publishing services enterprise primarily servicing the school affinity, educational and trade publishing and packaging segments. The Company sells products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, the availability of school funding, product and service offerings and quality and price.

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III” and, together with KKR, the “Sponsors”) completed a series of transactions which created a marketing and publishing services enterprise (the “Transactions”) through the combination of Jostens, Inc. (“Jostens”), Von Hoffmann Corporation (“Von Hoffmann”) and AKI, Inc. and its subsidiaries (“Arcade”).

As of January 3, 2015, affiliates of KKR and DLJMBP III held approximately 49.3% and 41.2%, respectively, of Visant Holding Corp.’s (“Holdco”) voting interest, while each continued to hold approximately 44.8% of Holdco’s economic interest. As of January 3, 2015, the other co-investors held approximately 8.2% of the voting interest and approximately 8.9% of the economic interest of Holdco, and members of management held approximately 1.3% of the voting interest and approximately 1.5% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

Basis of Presentation

The consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

As a result of the dispositions of the Lehigh Direct operations of The Lehigh Press LLC and of AKI, Inc. d/b/a Arcade Marketing and its subsidiaries during the third quarter of 2014, the results of these businesses, which comprised a portion of Visant’s Marketing and Publishing Services segment, have been reclassified on the consolidated statement of operations to a single line captioned “Income (loss) from discontinued operations, net.” Previously, the results of these businesses included certain allocated corporate costs, which costs have been reallocated to Visant’s remaining continuing operations on a retrospective basis, which continuing operations are now comprised of the Company’s Scholastic and Memory Book segments along with its book component and packaging operations, which are included under the renamed Publishing and Packaging Services segment. Visant’s consolidated results for all periods disclosed in this report are exclusive of these discontinued operations. Refer to Note 3, Discontinued Operations, for further details.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31st and as a result, a 53rd week is added approximately every sixth year. The Company’s 2014 fiscal year included a 53rd week and ended on January 3, 2015. Fiscal years 2013 and 2012 consisted of 52 weeks.

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

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. For the fiscal years ended 2014, 2013 and 2012, the provision for the total net warranty costs was $3.8 million, $4.7 million and $4.9 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs in the accompanying consolidated balance sheets were approximately $0.8 million as of each of January 3, 2015 and December 28, 2013.

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $3.8 million for 2014, $7.3 million for 2013 and $7.9 million for 2012.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in Accumulated Other Comprehensive Gain (Loss).

Supplier Concentration

Jostens purchases substantially all precious, semi-precious and synthetic stones from a single supplier located in Germany. Neff sources its principal felt material primarily from a single supplier.

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

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, Visant recognized compensation expense related to stock-based compensation of approximately $1.3 million, $1.5 million and $1.1 million, respectively, which was included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require that the common shares or vested options be purchased from the holder (estate) and settled in cash. These equity instruments are considered temporary equity and have been classified as mezzanine equity on the balance sheet as of each of January 3, 2015 and December 28, 2013.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by using standard costing, which approximates the first-in, first-out (FIFO) method for all inventories except gold, which is determined using the last-in, first-out (LIFO) method. Cost includes direct materials, direct labor and applicable overhead. Obsolescence adjustments are provided as necessary in order to approximate inventories at market value. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

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

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal 2014, at which time the Company recognized aggregate impairment charges of $8.6 million relating to an impairment of indefinite-lived intangible assets in our Scholastic and Memory Book segments. The impairment charges were primarily attributable to ongoing negative industry-specific factors, including a decrease in sales volumes. The Company observed a decline in the operating results of the Scholastic and Memory Book segments which led management to reduce forecasted sales for the remainder of 2014 and the discrete periods included in the projections. As part of such impairment test, the Company first determined that the fair value of the Scholastic and Memory Book segments’ indefinite-lived intangible assets was $226.0 million as of the testing date and, after comparing the fair value to the carrying value of $234.6 million for such assets, the Company recognized a pre-tax impairment of $8.6 million.

The Company also performed a Step 1 impairment test on the carrying value of each of its reporting units. Based on this Step 1 test, the fair value of each reporting unit tested for impairment was substantially in excess of its carrying value except for a reporting unit in each of the Scholastic and Publishing and Packaging Services segments. The fair value of such reporting units exceeded their carrying value by 6.3% and 11.3%, respectively. The goodwill of such reporting units as of January 3, 2015 was $295.5 million and $57.0 million, respectively. The impact of a 10% decrease in estimated future cash flows for such reporting units, which are primarily influenced by projections of future revenue, would not result in failing the Step 1 test. No impairment to goodwill was recorded in 2014. Unforeseen events, however, could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of fiscal 2014 and 2013 totaled approximately $992.2 million and $1,001.0 million, respectively.

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

Recently Adopted Accounting Pronouncements

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02 (“ASU 2012-02”) which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset, other than goodwill, for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On January 31, 2013, the FASB issued Accounting Standards Update 2013-01 (“ASU 2013-01”), which clarifies the scope of the offsetting disclosure requirements. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with Accounting Standards Codification 815, Derivatives and Hedging , including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

On February 28, 2013, the FASB issued Accounting Standards Update 2013-04 (“ASU 2013-04”), which requires entities to measure obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 became effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On March 4, 2013, the FASB issued Accounting Standards Update 2013-05 (“ASU 2013-05”), which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been (1) the sale of a subsidiary or group of net assets within a foreign entity, and the sale represents the substantially complete liquidation of the investment in the foreign entity, (2) a loss of a controlling financial interest in an investment in a foreign entity or (3) a step acquisition for a foreign entity. ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On July 17, 2013, the FASB issued Accounting Standards Update 2013-10 (“ASU 2013-10”), which amends ASC 815 to allow entities to use the federal funds effective swap rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. ASU 2013-10 also eliminates the provision in ASC 815 which prohibited the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. ASU 2013-10 became effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 and for hedging relationships redesignated on or after that date. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11 (“ASU 2013-11”), which provides guidance on the financial statement presentation of unrecognized tax benefits (“UTB”) when a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward exists. Under ASU 2013-11, an entity must present a UTB, or a portion of a UTB, in its financial statements as a reduction to a deferred tax asset (“DTA”) for a NOL carryforward, a similar tax loss or a tax credit carryforward, except when (1) a NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (2) the entity does not intend to use the DTA for this purpose. If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. This guidance became effective for fiscal years beginning after December 15, 2013. The amendment should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. The Company’s adoption of this guidance did not have a material impact on its financial statements.

On April 10, 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), which amends the definition of a discontinued operation in ASC 205-20, Discontinued Operations (“ASC 205-20”), and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. ASU 2014-08 limits classification of a discontinued operation to a component or group of components disposed of or classified as held for sale which represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Before these amendments, ASC 205-20 neither required nor prohibited such presentation. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The Company elected to early adopt the guidance and implemented ASU 2014-08 for the quarterly period ended September 27, 2014. Refer to the Basis of Presentation section within this footnote and Note 3, Discontinued Operations, for further details.

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB codification. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 for public entities. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance of ASU 2014-09. The Company is currently evaluating the impact and disclosure of this guidance but does not expect it to have a material impact on the Company’s financial statements.

On June 19, 2014, the FASB issued Accounting Standards Update 2014-12 (“ASU 2014-12”), which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, with early adoption permitted. All entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of ASU 2014-12) or retrospectively. The Company is currently evaluating the impact and disclosure of this guidance but does not expect it to have a material impact on the Company’s financial statements.

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for all entities for reporting periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact and disclosure of this guidance but does not expect it to have a material impact on the Company’s financial statements.

2.	Restructuring Activity and Other Special Charges

For the year ended January 3, 2015, the Company recorded $5.2 million of restructuring costs and $10.8 million of other special charges. Included in these charges were $2.8 million, $0.9 million and $0.1 million of severance and related benefits associated with reductions in force in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. Also included in special charges for the fiscal year ended January 3, 2015 were $10.8 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment and the impairment of intangible assets in the Scholastic and Memory Book segments. Also included were $1.4 million of severance and related benefit costs associated with the elimination of certain corporate management positions. The associated employee headcount reductions were 164, 16 and one in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

For the year ended December 28, 2013, the Company recorded $11.3 million of restructuring costs and $8.9 million of other special charges. Included in these charges were (a) $8.3 million of costs in the Publishing and Packaging Services segment consisting of a non-cash charge of $8.2 million related to the write-off of a tradename no longer in use, and $0.1 million of severance and related benefit costs associated with reductions in force; (b) $2.6 million of costs in the Scholastic segment consisting of $2.5 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.1 million related to asset impairment charges associated with facility consolidations; and (c) $1.7 million of costs in the Memory Book segment consisting of $1.0 million of severance and related benefit costs associated with reductions in force and a non-cash charge of $0.7 million related to asset impairment charges associated with the consolidation of Jostens’ Topeka, Kansas facility. Also included in special charges for the twelve months ended December 28, 2013 was $7.7 million related to the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 (the “Multi-Year Marketing and Sponsorship Arrangement”). The associated employee headcount reductions were 123, 18 and five in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

For the year ended December 29, 2012, the Company recorded $8.4 million of restructuring costs and $39.6 million of other special charges. Included in these charges were $30.0 million of costs in the Publishing and Packaging Services segment consisting of $29.3 million of non-cash impairment charges associated with the write-down of goodwill. Also included in such charges was $0.7 million of severance and related benefit costs. Special charges in the Scholastic segment included $8.9 million of non-cash impairment charges associated with the write-down of goodwill and $1.2 million of severance and related benefit costs associated with reductions in force. Special charges in the Memory Book segment included $7.8 million of costs consisting of $6.4 million of severance and related benefit costs associated with reductions in force and approximately $1.4 million of non-cash asset related impairment charges, in each case associated with the consolidation of its Clarksville, Tennessee and Topeka, Kansas facilities. The associated employee headcount reductions were 389, 39 and 43 in the Memory Book, Scholastic and Publishing and Packaging Services segments, respectively.

Restructuring accruals of $5.1 million and $7.4 million as of each of January 3, 2015 and December 28, 2013, respectively, are included in other accrued liabilities in the consolidated balance sheets. These accruals as of January 3, 2015 included amounts provided for the termination of the Multi-Year Marketing and Sponsorship Arrangement and severance and related benefits related to headcount reductions in each segment.

On a cumulative basis through January 3, 2015, the Company incurred $25.1 million of costs related to the termination of the Multi-Year Marketing and Sponsorship Arrangement and employee severance and related benefit costs related to the 2012, 2013 and 2014 initiatives, which affected an aggregate of 787 employees. Visant paid $20.0 million in cash related to these initiatives as of January 3, 2015.

Changes in the restructuring accruals during fiscal 2014 were as follows:

In thousands	2014 Initiatives	2013 Initiatives	2012 Initiatives	Total
Balance at December 28, 2013	$—	$7,338	$108	$7,446
Restructuring charges	4,836	270	40	5,146
Severance paid	(3,421)	(3,938)	(148)	(7,507)

Balance at January 3, 2015	$1,415	$3,670	$—	$5,085

The majority of the remaining severance and related benefits associated with the 2014 and 2013 initiatives are expected to be paid by the end of fiscal 2015 and the costs associated with the termination of the Multi-Year Marketing and Sponsorship Arrangement are expected to be paid by the end of 2016.

3.	Discontinued Operations

During the third quarter of 2014, the Company sold substantially all of the assets of the Lehigh Direct operations of its The Lehigh Press LLC subsidiary (“Lehigh”) for $22.0 million, before customary working capital adjustments. The Company recognized an aggregate $4.2 million loss, net of tax, on the transaction.

On July 25, 2014, the Company entered into a definitive Omnibus Transaction Agreement (the “OTA”) with OCM Luxembourg Ileos Holdings S.à.r.l. (“Ileos”) and Tripolis Holdings S.à.r.l. (“Luxco”) to combine their respective wholly owned subsidiaries, Arcade and Bioplan, resulting in the formation of the new venture under Luxco (the “Arcade Transaction”). On September 23, 2014, the Company and Ileos completed the Arcade Transaction in accordance with the terms and conditions of the OTA. In exchange for the Company’s contribution of 100% of the capital stock of Arcade, the Company received approximately $334.5 million in cash proceeds and a 25% minority equity interest in Luxco, which the Company recorded using the equity method of accounting. The Company reported a gain in connection with the Arcade Transaction of approximately $96.3 million, net of tax. The minority equity interest provides Visant with minority voting rights and the right to designate two directors to the board of managers of Luxco so long as it maintains a particular level of ownership in the equity interest in Luxco. As of January 3, 2015, the Company recorded its interest in Luxco in the amount of $30.0 million and reported the amount in the “Other Assets” caption in the Condensed Consolidated Balance Sheet. The Company determined the value of its interest in Luxco as of September 23, 2014 based on a market approach. The Company’s share of earnings from this investment for fiscal year 2014 was not considered material.

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

Included in income (loss) from discontinued operations, net of tax, in the Consolidated Statement of Operations and Comprehensive Income (Loss) were the following:

	Twelve months ended
In thousands	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	$182,631	$273,696	$269,483
Cost of products sold	132,218	192,086	180,387

Gross profit	50,413	81,610	89,096
Selling and administrative expenses	42,564	56,268	52,723
(Gain) loss on disposal of assets	(22)	23	84
Special charges	990	325	27,996

Operating income	6,881	24,994	8,293
Interest (income) expense, net	(28)	267	255

Income before income taxes	6,909	24,727	8,038
Provision for income taxes	3,102	8,699	13,954

Net income (loss) from operations	3,807	16,028	(5,916)
Gain on sale of business, net of tax	92,148	—	—

Net income (loss) from discontinued operations	$95,955	$16,028	$(5,916)

4.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (“AOCL”), by component and related tax effects, for each period were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of December 31, 2011	$(3,427)	$3,541	$(63,275)	$(63,161)

Change in fair value of derivatives, net of tax of $(2.6) million	(4,302)	—	—	(4,302)
Change in cumulative translation adjustment	—	(167)	—	(167)
Change in pension and other postretirement benefit plans, net of tax of $(15.0) million	—	—	(23,269)	(23,269)
Amounts reclassified from AOCL, net of tax of $1.4 million	2,342	—	—	2,342

Balance as of December 29, 2012	$(5,387)	$3,374	$(86,544)	$(88,557)

Change in fair value of derivatives, net of tax of $(0.1) million	(140)	—	—	(140)
Change in cumulative translation adjustment	—	555	—	555
Change in pension and other postretirement benefit plans, net of tax of $29.5 million	—	—	45,272	45,272
Amounts reclassified from AOCL, net of tax of $1.3 million	2,156	—	—	2,156

Balance as of December 28, 2013	$(3,371)	$3,929	$(41,272)	$(40,714)

Change in fair value of derivatives, net of tax of $(0.5) million	(765)	—	—	(765)
Change in cumulative translation adjustment	—	(2,476)	—	(2,476)
Change in pension and other postretirement benefit plans, net of tax of $(19.3) million	—	—	(29,730)	(29,730)
Amounts reclassified from AOCL, net of tax of $1.2 million	1,993	(301)	—	1,692

Balance as of January 3, 2015	$(2,143)	$1,152	$(71,002)	$(71,993)

5.	Accounts Receivable

Net accounts receivable were comprised of the following:

In thousands	2014	2013
Trade receivables	$60,074	$69,694
Allowance for doubtful accounts	(4,178)	(4,521)
Allowance for sales returns	(2,605)	(6,318)

Accounts receivable, net	$53,291	$58,855

6.	Inventories

Inventories were comprised of the following:

In thousands	2014	2013
Raw materials and supplies	$20,376	$27,791
Work-in-process	36,108	32,758
Finished goods	28,500	27,434

Inventories	$84,984	$87,983

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution under which it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $51.0 million in dollar value in consigned inventory. Under these arrangements, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at January 3, 2015 and December 28, 2013 was $23.9 million and $15.6 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.7 million for fiscal 2014, $0.8 million for fiscal 2013 and $1.1 million for fiscal 2012. The obligations under the consignment agreement are guaranteed by Visant.

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

Derivative Financial Instruments

Currently, the Company uses derivative financial arrangements to manage a variety of risk exposures, including interest rate risk associated with the outstanding term loan facility under its new senior secured credit facilities entered into as of September 23, 2014 (the “New Term Loan Facility”) and maturing in 2021 (or, if greater than $250.0 million of Senior Notes remain outstanding on July 2, 2017, maturing on July 2, 2017 (the “Springer”)). The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

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

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3	Total Loss
Interest Rate Swaps included as liabilities	$—	$3,421	$—	$3,421

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. For fiscal 2014, assets that were recorded at fair value on a nonrecurring basis were as a result of impairment charges. For the year ended January 3, 2015, the Company recorded approximately $8.6 million of impairment charges related to the write-down of intangible assets as a result of performing its annual impairment analysis. The carrying value of the intangible assets was approximately $234.6 million and had an estimated fair value of $226.0 million, see Note 9, Goodwill and Other Intangible Assets, for further details. The fair value of the intangibles was measured on a nonrecurring basis using Level 2 inputs as defined in the fair value hierarchy. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during fiscal 2014 on a nonrecurring basis.

	Fair Value Measurements Using
In thousands	Fair Value January 3, 2015	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3	Total Loss
Intangible Assets	$226,000	$—	$226,000	$—	$8,600

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used Level 2 inputs to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of each of January 3, 2015 and December 28, 2013.

As of January 3, 2015, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”), with an aggregate principal amount outstanding of $736.7 million, approximated $655.7 million at such date. As of January 3, 2015, the fair value of the New Term Loan Facility with an aggregate principal amount outstanding of $773.1 million, approximated $753.8 million at such date.

As of December 28, 2013, the fair value of the Senior Notes with an aggregate principal amount outstanding of $736.7 million, approximated $713.9 million at such date. As of December 28, 2013, the fair value of the then outstanding, term loan B credit facility with an aggregate principal amount outstanding of $1,140.4 million, approximated $1,127.6 million at such date.

8.	Property, Plant and Equipment

Net property, plant and equipment, which includes capital lease assets, consisted of the following:

In thousands	2014	2013
Land	$7,618	$7,545
Buildings	46,225	43,877
Machinery and equipment	201,566	199,921
Capitalized software	98,104	86,243
Transportation equipment	246	181
Furniture and fixtures	26,993	23,949
Construction in progress	3,741	2,956

Total property, plant and equipment	384,493	364,672
Less accumulated depreciation and amortization	(265,348)	(239,595)

Property, plant and equipment, net	$119,145	$125,077

Depreciation expense was $36.3 million for fiscal 2014 and $37.0 million for each of fiscal 2013 and 2012. Amortization related to capitalized software was included in depreciation expense and totaled $12.2 million for fiscal 2014, $10.4 million for fiscal 2013 and $8.2 million for fiscal 2012.

As of January 3, 2015 and December 28, 2013, the Company recorded gross machinery and equipment under capital leases totaling $2.9 million and $2.6 million, respectively, and accumulated depreciation on assets under capital leases of $2.0 million and $1.7 million, respectively.

9.	Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Publishing and Packaging Services	Total
Balance at December 28, 2013	$300,857	$391,178	$57,045	$749,080
Goodwill additions during the period	—	—	—	—
Currency translation	(194)	—	—	(194)

Balance at January 3, 2015	$300,663	$391,178	$57,045	$748,886

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

The most recent impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2014, at which time the Company recognized aggregate impairment charges of $8.6 million relating to an impairment of indefinite-lived intangible assets in our Scholastic and Memory Book segments. The impairment charges were primarily attributable to ongoing negative industry-specific factors, including a decrease in sales volumes. The Company observed a decline in the operating results of the Scholastic and Memory Book segments which led management to reduce forecasted sales for the remainder of 2014 and the discrete periods included in the projections. As part of such impairment test, the Company first determined that the fair value of the Scholastic and Memory Book segments’ indefinite-lived intangible assets was $226.0 million as of the testing date and, after comparing the fair value to the carrying value of $234.6 million for such assets, the Company recognized a pre-tax impairment of $8.6 million.

The Company also performed a Step 1 impairment test on the carrying value of each of its reporting units. Based on this Step 1 test, the fair value of each reporting unit tested for impairment was substantially in excess of its carrying value except for a reporting unit in each of the Scholastic and Publishing and Packaging Services segments. The fair value of such reporting units exceeded their carrying value by 6.3% and 11.3%, respectively. The goodwill of such reporting units as of January 3, 2015 was $295.5 million and $57.9 million, respectively. The impact of a 10% decrease in estimated future cash flows for such reporting units, which are primarily influenced by projections of future revenue, would not result in failing the Step 1 test. No impairment to goodwill was recorded in 2014. Unforeseen events, however, could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of fiscal 2014 and 2013 totaled approximately $992.2 million and $1,001.0 million, respectively.

Other Intangible Assets

Information regarding other intangible assets as of January 3, 2015 and December 28, 2013 is as follows:

		2014			2013
		Gross			Gross
	Estimated	carrying	Accumulated		carrying	Accumulated
In thousands	useful life	amount	amortization	Net	amount	amortization	Net
School relationships	10 years	$330,000	$(330,000)	$—	$330,000	$(330,000)	$—
Internally developed software	2 to 5 years	8,600	(8,600)	—	8,600	(8,600)	—
Patented/unpatented technology	3 years	12,774	(12,478)	296	12,774	(11,887)	887
Customer relationships	4 to 15 years	154,205	(77,936)	76,269	153,377	(67,926)	85,451
Trademarks (definite lived)	20 years	434	(115)	319	457	(85)	372
Restrictive covenants	3 to 10 years	30,932	(12,518)	18,414	23,134	(12,805)	10,329

		536,945	(441,647)	95,298	528,342	(431,303)	97,039
Trademarks	Indefinite	243,300	—	243,300	251,900	—	251,900

		$780,245	$(441,647)	$338,598	$780,242	$(431,303)	$348,939

Amortization expense related to other intangible assets was $16.0 million for 2014, $34.8 million for 2013 and $51.5 million for 2012.

During the fiscal year ended December 28, 2013, approximately $11.0 million of fully amortized restrictive covenants were written off. Additionally, in the fourth quarter of fiscal 2013, the Company made a strategic decision to no longer use a certain tradename in its Publishing and Packaging Services segment. In connection with this decision, the Company recorded an $8.2 million non-cash charge, which is reflected in the results of the Publishing and Packaging Services segment.

Based on the intangible assets in service as of January 3, 2015, estimated amortization expense for each of the five succeeding fiscal years is $16.1 million for 2015, $14.5 million for 2016, $12.0 million for 2017, $10.1 million for 2018 and $8.3 million for 2019.

10.	Debt

As of the end of 2014 and 2013, debt obligations consisted of the following:

In thousands	2014	2013
Senior secured term loan facilities, net of original issue discount of $11.9 million: Term Loan B, variable rate, 5.25% at December 28, 2013 with quarterly interest payments, principal due and payable at maturity - December 2016	$—	$1,128,544
Senior secured term loan facility, net of original issue discount of $15.0 million, Term Loan variable rate, 7.00% at January 3, 2015, with quarterly interest payments, principal due and payable at maturity - September 2021	758,078	—
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $36.8 million in April and October, principal due and payable at maturity - October 2017	736,670	736,670

	1,494,748	1,865,214
Capital lease obligations	896	1,091
Equipment financing arrangements	3,508	3,905

Total debt	$1,499,152	$1,870,210

Maturities of debt obligations, excluding original issue discount of $15.0 million and assuming no triggering of the Springer in 2017, as of the end of 2014 are as follows:

In thousands
Visant:
2015	$9,525
2016	8,894
2017	745,116
2018	8,381
2019	7,908
Thereafter	734,313

Total debt	$1,514,137

The 2014 Refinancing

Debt before the 2014 Refinancing

In connection with the refinancing consummated by Visant on September 22, 2010 (the “2010 Refinancing”), Visant entered into senior secured credit facilities consisting of a $1,250.0 million term loan B facility maturing in 2016 (the “Old Term Loan Credit Facility”) and a revolving credit facility expiring in 2015 consisting of a $165.0 million U.S. revolving credit facility available to Visant and its subsidiaries and a $10.0 million Canadian revolving credit facility available to Jostens Canada (the “Old Revolving Credit Facility” and, together with the Old Term Loan Credit Facility, the “Old Credit Facilities”). The borrowing capacity under the Old Revolving Credit Facility could be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility). On March 1, 2011, Visant announced the completion of the repricing of the Old Term Loan Credit Facility (the “Repricing”). The Old Credit Facilities allowed Visant, subject to certain conditions, to incur additional term loans under the Old Term Loan Credit Facility in an aggregate principal amount of up to $300.0 million, which additional term loans would have had the same security and guarantees as the Old Term Loan Credit Facility. The Old Credit Facilities were terminated and amounts thereunder repaid in connection with the 2014 Refinancing described below.

Debt after the 2014 Refinancing

In connection with the refinancing consummated by Visant on September 23, 2014 (the “2014 Refinancing”), Visant entered into a Credit Agreement (the “Credit Agreement”) with Visant Secondary Holdings Corp. (“Holdings” or “Visant Secondary”), the lending institutions from time to time parties thereto (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $880.0 million, consisting of a $775.0 million New Term Loan Facility maturing in 2021 (the “New Term Loan Facility”) that amortizes on a basis of 1.00% annually during the seven-year term, along with a $105.0 million revolving credit facility (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Credit Facilities”) maturing in 2019, which includes a $40.0 million letter of credit facility. If the aggregate amount of certain senior unsecured notes (including the Senior Notes) outstanding on July 2, 2017 is greater than $250.0 million, both facilities will mature on July 2, 2017. The borrowings under the Credit Agreement at closing, together with certain proceeds received in connection with the Arcade Transaction, were used by Visant to (1) repay in full the Old Credit Facilities, including accrued and unpaid interest, and (2) pay fees and expenses associated with the 2014 Refinancing.

Interest on all loans under the Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the New Term Loan Facility and the New Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (“ABR”) or LIBOR plus an applicable margin. The applicable margin is based on our leverage ratio, ranging from 5.50% to 6.00% in the case of LIBOR and 4.50% to 5.00% in the case of ABR. The New Term Loan Facility is subject to a 1% prepayment premium in the event of certain repricing events within one year of the closing date of the Credit Agreement. The Credit Agreement allows Visant, subject to certain conditions, including compliance with a minimum leverage test, to incur additional term loans and revolving borrowing commitments in an aggregate principal amount of up to $125.0 million plus voluntary prepayments and voluntary commitment reductions, less the aggregate amount of new loan commitments and certain other permitted indebtedness incurred. Amounts borrowed under the New Term Loan Facility that are repaid or prepaid may not be reborrowed.

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

The Credit Agreement requires us to maintain a maximum first lien secured debt to consolidated EBITDA ratio, which are tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit

Agreement. The Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens, mergers, consolidations, liquidations and dissolutions, asset sales, restricted payments, including dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The Credit Agreement also contains customary events of default subject, to the extent applicable, to customary grace periods. The Credit Agreement provides a $250.0 million basket for repayment of senior secured or senior unsecured notes, including the Senior Notes.

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

As of January 3, 2015, the annual interest rate under the New Revolving Credit Facility was LIBOR (with a LIBOR floor of 1.00%) plus 6.00% or ABR plus 5.00%, in each case, with step-downs based on the total leverage ratio.

As of January 3, 2015, there was $19.6 million outstanding in the form of letters of credit under the New Revolving Credit Facility, leaving $85.4 million available for borrowing under the New Revolving Credit Facility. Visant is obligated to pay quarterly commitment fees of 0.50% on the unused portion of the New Revolving Credit Facility, with a step-down to 0.375% if the consolidated first lien secured debt to consolidated EBITDA ratio is at or below 3.00 to 1.00, as well as a quarterly letter of credit fee at a rate per annum equal to the applicable margin for LIBOR loans or the face amount of any outstanding letters of credit plus a fee computed at a rate for each day equal to 0.125% per annum.

The annualized weighted average interest rates on short term borrowings under the Company’s respective revolving credit facilities were 8.3% for the fiscal year ended January 3, 2015 and 7.5% for each of the fiscal years ended December 28, 2013 and December 29, 2012.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended January 3, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of January 3, 2015, the Company had three outstanding interest rate derivatives with an outstanding notional amount of $450.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of January 3, 2015, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During fiscal year 2015, the Company estimates that $2.7 million will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of January 3, 2015 and December 28, 2013, the Company did not have any derivatives outstanding that are not designated as hedges.

The table below presents the pre-tax fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013:

In thousands	Classification in the Consolidated Balance Sheets	2014	2013
Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$2,741	$3,088
Interest rate swaps	Other noncurrent liabilities	680	2,294

Total		$3,421	$5,382

In thousands	Amount of loss recognized in Other Comprehensive Income (Loss) on derivatives (effective portion)
Loss on Derivatives in Cash Flow Hedging Relationships	2014	2013	2012
Interest rate swaps	$(3,421)	$(5,382)	$(8,604)

	$(3,421)	$(5,382)	$(8,604)

The table below presents the effect of the Company’s derivative financial instruments on its Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the twelve-month periods ended January 3, 2015, December 28, 2013 and December 29, 2012:

In thousands Loss on Derivatives Designated as Hedges	Classification in Consolidated Statement Of Operations and Comprehensive Income (Loss)	2014	2013	2012
Interest Rate Swaps	Interest Expense	$3,182	$3,446	$3,744

		$3,182	$3,446	$3,744

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of January 3, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.6 million. As of January 3, 2015, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at January 3, 2015, it could have been required to settle its obligations under the agreements at their termination value of $3.6 million.

12.	Commitments and Contingencies

Leases

Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $4.1 million for 2014, $4.3 million for 2013 and $5.4 million for 2012. Future minimum lease payments under the leases are as follows:

In thousands	Operating Leases	Capital Leases
2015	$3,674	$573
2016	3,184	471
2017	2,484	449
2018	1,202	272
2019	117	2
Thereafter	67	—

Total minimum lease payments	$10,728	$1,767

Less interest expense	—	(871)

Capital lease obligations	$—	$896

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company enters into forward contracts from time to time to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $13.9 million outstanding as of January 3, 2015 with delivery dates occurring through 2015. The forward purchase contracts are considered normal purchases and therefore not subject to the requirements of derivative accounting. As of the end of 2014, the fair market value of open precious metal forward contracts was $13.0 million based on quoted future prices for each contract.

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

In connection with the taxable loss incurred by Holdco in 2010 as a result of the Refinancing and the related deduction of $97.2 million for previously tax-deferred original issue discount, Holdco derived certain income tax benefits that have since been fully utilized. The utilization of these tax benefits resulted in unsettled intra-group income taxes receivable and payable balances at Holdco and Visant, respectively. During 2013, these balances were settled when Holdco contributed approximately $60.5 million of income taxes receivable to Visant. Amounts related to deferred income taxes and income taxes payable reported in the Company’s consolidated statement of cash flows have reflected the transaction as a noncash contribution.

The U.S. and foreign components of loss before income taxes and the benefit from income taxes for the Company consist of:

In thousands	2014	2013	2012
Domestic	$(33,993)	$(27,077)	$(67,243)
Foreign	2,928	5,696	6,428

Loss before income taxes	$(31,065)	$(21,381)	$(60,815)

Federal	$(10,309)	$(4,571)	$2,589
State	638	2,068	3,585
Foreign	1,128	8	1,603

Total current income taxes	(8,543)	(2,495)	7,777
Deferred	(11,095)	(3,939)	(15,908)

Benefit from income taxes	$(19,638)	$(6,434)	$(8,131)

The Company’s consolidated effective income tax rate was 63.2%, 30.1% and 13.5% for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. In 2014, The Company’s tax rate benefited from the release of reserves, offset in part by the unfavorable effects of deemed foreign earning repatriations and adjustments to current and deferred tax accounts. The effective tax rate for 2013 was also significantly impacted by the unfavorable effects of foreign earnings repatriations. The effective tax rate for 2012 was impacted by the unfavorable effects of foreign earnings repatriations and the impact of a non-deductible goodwill write-off which reduced the effective rate.

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes for financial reporting purposes is as follows:

In thousands	2014	2013	2012
Federal benefit at statutory rate	35.0%	35.0%	35.0%
State benefit, net of federal tax benefit	0.4%	0.6%	1.5%
State deferred tax rate change, net of federal effect	1.8%	0.8%	(0.5%)
Foreign tax credits generated, net of expirations	0.2%	(4.9%)	(18.4%)
Foreign earnings repatriation, net	(2.2%)	(6.5%)	(2.5%)
Goodwill and intangible impairment charges	—	—	(21.0%)
Reserves for uncertain tax positions	26.2%	—	—
Decrease in deferred tax valuation allowance, net	—	4.9%	18.4%
Foreign tax rate differences	0.8%	1.3%	0.7%
Other differences, net	1.0%	(1.1%)	0.3%

Benefit from income taxes	63.2%	30.1%	13.5%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities is:

In thousands	2014	2013
Basis difference on property, plant and equipment	$(19,271)	$(24,943)
Capitalized software development costs	(9,109)	(9,139)
Basis difference on financing arrangements	—	(11,361)
Basis difference on intangible assets	(121,580)	(129,851)
Other	(4,532)	(3,224)

Deferred tax liabilities	(154,492)	(178,518)

Reserves for accounts receivable and salespersons overdrafts	5,116	7,305
Reserves for employee benefits	23,035	19,668
Other reserves not recognized for tax purposes	6,979	6,770
Foreign tax credit carryforwards	963	963
Net operating loss and tax credit carryforwards	7,063	8,975
Basis difference on pension liabilities	23,039	6,937
Other	2,902	10,336

Deferred tax assets	69,097	60,954
Valuation allowance	(963)	(963)

Deferred tax assets, net	68,134	59,991

Net deferred tax liability	$(86,358)	$(118,527)

For 2014 and 2013, the Company has provided a valuation allowance for the entire amount of its deferred tax asset for foreign tax credit carryforwards because the related tax benefit may not be realized. The Company’s $1.0 million foreign tax credit expires in fiscal years 2015 to 2019.

For 2014, the Company provided for deferred taxes on substantially all of the 2014 earnings of its Canadian subsidiary. During 2013, the Company repatriated $3.7 million of earnings from its foreign subsidiaries. The Company does not provide for deferred taxes on the balance of undistributed earnings of foreign subsidiaries because such earnings are essentially permanent in duration, and it is not practicable to estimate the amount of tax that may be payable upon any such distribution. Undistributed earnings indefinitely reinvested as working capital totaled $3.9 million at January 3, 2015.

The Company’s deferred tax assets include $5.2 million for federal and state net operating losses and tax credit carryforwards. At January 3, 2015, the Company’s remaining Canadian net operating loss carryforward from its 2010 acquisition of Intergold Ltd. was $8.7 million expiring in years 2023 through 2029.

Income tax returns are filed in the U.S. federal jurisdiction, various states, Canada and Puerto Rico. The Company is no longer subject to income tax examinations for years prior to 2007, with certain exceptions. During 2014, the Company reached an agreement with the IRS on its examination of 2005 and 2006 resulting in certain previously unrecognized tax benefit positions being recognized. Accordingly, the Company recognized $8.2 million of current tax benefit, including interest in connection with the previously unrecognized tax benefits during 2014.

The reconciliation of the total gross amount recorded for unrecognized tax benefits for the Company is as follows:

In thousands	2014	2013	2012
Balance at beginning of period	$8,059	$8,406	$16,141
Gross increases – tax positions in prior periods	135	—	104
Gross decreases – tax positions in prior periods	—	(231)	(7,606)
Gross increases – current period tax positions	—	146	—
Settlements – payments	(7,436)	(23)	(233)
Lapse of statute of limitations	—	(239)	—

Balance at end of period	$758	$8,059	$8,406

Substantially all of the liability was included in noncurrent liabilities. The Company recognizes both penalties and accrued interest related to unrecognized tax benefits in the Company’s provision for income taxes. For 2014, 2013 and 2012, the Company accrued $0.1, $0.2 and ($0.3) in interest, respectively. The Company had $0.1 million and $3.1 million of accrued interest at January 3, 2015 and December 28, 2013, respectively. All tax positions included in the gross liability for unrecognized tax benefits balance at January 3, 2015, depending on the ultimate resolution, could impact the annual effective tax rate in future periods. The Company does not anticipate that the total unrecognized tax benefits will materially change in the next twelve months.

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

Effective December 31, 2005, the pension plans were closed to newly hired nonunion employees. Pension benefits for salaried nonunion employees were modified to provide a percentage of career average earnings, rather than final average earnings for service after January 1, 2006 except for certain grandfathered employees who met specified age and service requirements as of December 31, 2005. Effective July 1, 2008 and January 1, 2008, the pension plans covering Jostens’ employees covered under collective bargaining agreements were closed.

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

Certain eligible employees from the Company’s former Lehigh subsidiary participated in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. The plan provides benefits based on years of service and final average compensation. Effective December 31, 2006, the pension plan was closed to hourly nonunion employees hired after December 31, 2006, and benefit accruals were frozen for all salaried and office administrative nonunion employees.

In addition, Lehigh maintained an unfunded supplemental retirement plan (SERP) for certain former key executives of Lehigh.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during fiscal 2014 and 2013 as well as the funded status and amounts recognized in the balance sheets as of January 3, 2015 and December 28, 2013, for all defined benefit plans combined and retiree welfare plans. The information presented for the 2014 plan year and 2013 plan year is based on a measurement date of January 3, 2015 and December 28, 2013, respectively. Furthermore, the Jostens plans represented 86% of the aggregate benefit obligation and 91% of the aggregate plan assets as of the end of fiscal 2014, with benefits for Lehigh representing 14% of the liability and 9% of the assets for the same period.

	Pension benefits		Postretirement benefits
In thousands	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation, beginning of period	$365,839	$401,141	$1,276	$1,380
Service cost	1,330	1,121	1	2
Interest cost	17,871	16,412	45	42
Actuarial loss (gain)	51,377	(34,505)	(36)	(66)
Benefit payments and administrative expenses	(38,744)	(18,330)	(522)	(471)
Plan participants’ contributions	—	—	311	389

Benefit obligation, end of period	$397,673	$365,839	$1,075	$1,276

Change in plan assets
Fair value of plan assets, beginning of period	$312,462	$270,181	$—	$—
Actual return on plan assets	23,539	57,961	—	—
Company contributions	5,928	2,650	211	82
Benefit payments and administrative expenses	(38,744)	(18,330)	(522)	(471)
Plan participants’ contributions	—	—	311	389

Fair value of plan assets, end of period	$303,185	$312,462	$—	$—

Funded status – End of Period
Funded status, over-funded plans	$—	$—	$—	$—
Funded status, under-funded plans	(94,488)	(53,377)	(1,075)	(1,276)

Net funded status	$(94,488)	$(53,377)	$(1,075)	$(1,276)

Amounts recognized in the balance sheets
Current liabilities	$(2,677)	$(2,545)	$(159)	$(181)
Non-current liabilities	(91,811)	(50,832)	(916)	(1,095)

Net pension amounts recognized on Consolidated balance sheets	$(94,488)	$(53,377)	$(1,075)	$(1,276)

Amounts in Accumulated Other Comprehensive Loss (Income)
Net loss	$117,165	$68,304	$447	$526
Prior service credits	—	—	(812)	(1,089)

Other comprehensive loss (income) – total	$117,165	$68,304	$(365)	$(563)

Amortization expense expected to be recognized during next fiscal year
Net loss	$4,371	$2,607	$39	$43
Prior service credits	—	—	(277)	(277)

Total amortizations	$4,371	$2,607	$(238)	$(234)

During 2014, the discount rate assumption changed from 5.02% to 4.16% for the pension plans and from 3.83% to 3.51% for the postretirement plans, which resulted in an increase in liability. In addition, asset returns in 2014 were slightly below the assumed return. The plans’ experience resulted in a net loss for 2014.

During 2014, the Company sponsored a terminated vested one-time lump sum offering in which certain former employees with vested benefits elected to cash out their pension benefit. This resulted in $16.1 million paid out in lump sums during the year.

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $397.7 million and $365.8 million at the end of 2014 and 2013, respectively. The ABO is now equivalent to the projected benefit obligation due to the pension accruals for all employees being frozen as of December 31, 2012 and December 31, 2013.

Non-qualified retirement benefits, included in the tables above, with obligations in excess of plan assets were as follows:

In thousands	2014	2013
Projected benefit obligation	$35,467	$31,605
Accumulated benefit obligation	$35,467	$31,605
Fair value of plan assets	$—	$—

In total, the qualified pension plans have a projected benefit obligation in excess of the fair value of plan assets as of year-end 2014.

Net periodic benefit (income) expense of the pension and other postretirement benefit plans included the following components:

	Pension benefits
In thousands	2014	2013
Service cost	$1,330	$1,121
Interest cost	17,871	16,412
Expected return on plan assets	(23,630)	(21,957)
Amortization of net actuarial loss	2,607	4,428

Net periodic benefit (income) expense	$(1,822)	$4

	Postretirement benefits
In thousands	2014	2013
Service cost	$1	$2
Interest cost	45	42
Amortization of prior year service cost	(277)	(277)
Amortization of net actuarial loss	43	51

Net periodic benefit income	$(188)	$(182)

Assumptions

Weighted-average assumptions used to determine end-of-year benefit obligations are as follows:

	Pension benefits		Postretirement benefits
	2014	2013	2014	2013
Discount rate:
Jostens	4.16%	5.02%	3.51%	3.83%
Lehigh	4.16%	5.02%	N/A	N/A
Rate of compensation increase:
Jostens	N/A	N/A	N/A	N/A
Lehigh	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension benefits		Postretirement benefits
	2014	2013	2014	2013
Discount rate:
Jostens	5.02%	4.19%	3.83%	3.21%
Lehigh	5.02%	4.19%	N/A	N/A
Expected long-term rate of return on plan assets:
Jostens	8.50%	8.50%	N/A	N/A
Lehigh	8.50%	8.50%	N/A	N/A
Rate of compensation increase:
Jostens	N/A	3.40%	N/A	N/A
Lehigh	N/A	N/A	N/A	N/A

Management, in consultation with the Company’s pension plan investment advisor and actuary, projects the expected return of each pension trust over a 20- to 30-year period. The Company’s investment advisor develops capital market assumptions by asset class taking into account expected return, volatility and correlation factors. The advisor performs a stochastic projection and determines long-term return distributions. The actuary performs a similar analysis using their global capital market assumptions. Management then adjusts the results for expected fund manager performance and fees. In addition, management adjusts the standard results for select investments, including the Dynamic Asset Allocation fund, the Structured Credit fund and the Core Property fund, to reflect the investment objectives of these specialized funds. Management reviews results from these analyses to confirm that the capital market assumptions reflect the Company’s long-term views in developing the return on asset assumption. Management also reviews how the trust and fund managers have performed historically, how the assumption has changed over time and whether capital market assumptions have changed from prior periods.

Assumed health care cost trend rates are as follows:

	Postretirement benefits
	2014	2013
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017

Assumed health care cost trend rates have some effect on the amounts reported for health care plans. For 2014, a one percentage point change in the assumed health care cost trend rates would have had the following effects:

In thousands	Impact of 1% Increase	Impact of 1% Decrease
Effect on total of service and interest cost components	$3	$(3)
Effect on postretirement benefit obligation	$67	$(60)

Plan Assets

The weighted-average asset allocations for the pension plans as of the measurement dates of January 3, 2015 and December 28, 2013, by asset category, are as follows:

Asset Category	2014	2013
Equity securities	63.5%	65.7%
Debt securities	8.8%	9.8%
Other	27.7%	24.5%

Total	100%	100%

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

The fair values of the defined benefit assets at January 3, 2015, by asset class are as follows:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets	Significant Other Observable Input	Significant Unobservable Inputs
	January 3,
In thousands	2015	Level 1 (10)	Level 2 (10)	Level 3 (10)
Equity Securities
Large Cap Disciplined (1)	$77,728	$77,728	$—	$—
Small/ Mid Cap (2)	28,515	28,515	—	—
Intl/ World Equity (3)	58,342	58,342	—	—
Real Estate (4)	3,336	3,336	—	—
Dynamic Asset Fund (5)	24,656	24,656	—	—

Debt Securities
High Yield Bond Fund (6)	13,701	13,701	—	—
Emerging Markets Debt (7)	12,853	12,853	—	—

Alternatives
Structured Credit (8)	36,121	—	—	36,121
Core Property (9)	47,933	—	47,933	—

Total	$303,185	$219,131	$47,933	$36,121

The fair values of the defined benefit assets at December 28, 2013, by asset class are as follows:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets	Significant Other Observable Input	Significant Unobservable Inputs
	December 28,
In thousands	2013	Level 1 (10)	Level 2 (10)	Level 3 (10)
Equity Securities
Large Cap Disciplined (1)	$86,111	$86,111	$—	$—
Small/ Mid Cap (2)	30,957	30,957	—	—
Intl/ World Equity (3)	61,732	61,732	—	—
Real Estate (4)	2,873	2,873	—	—
Dynamic Asset Fund (5)	23,713	23,713	—	—

Debt Securities
High Yield Bond Fund (6)	15,604	15,604	—	—
Emerging Markets Debt (7)	14,914	14,914	—	—
Cash	1	1	—	—
Alternatives
Structured Credit (8)	33,726	—	—	33,726
Core Property (9)	42,831	—	42,831	—

Total	$312,462	$235,905	$42,831	$33,726

(1)	The fund invests in equity securities of large companies and in portfolio strategies designed to correlate to a portfolio composed of large-cap equity securities. The value is based on quoted prices in active markets.
(2)	The fund invests in equity securities of small-to-mid cap companies. The value is based on quoted prices in active markets.
(3)	The fund invests primarily in common stock and other equity securities located outside the United States. The value is based on quoted prices in active markets.
(4)	The fund seeks to produce total returns including current income and capital appreciation. The fund will invest at least 80% of its net assets in equity securities of real estate companies including common stocks, rights, warrants, exchange-traded funds (“ETFs”), convertible securities and preferred stocks of real estate investment trusts (“REITs”) and real estate operating companies (“REOCs”). The value is based on quoted prices in active markets.
(5)	The fund aims to capitalize on short/medium-term market inefficiencies in order to generate excess returns or limit overall risk with a focus on flexible, precise, timely and cost effective implementation of viewpoints. In addition, the fund attempts to capture opportunities created by behavioral biases that cause volatility. The value is based on quoted prices in active markets.
(6)	The fund invests at least 80% of its net assets in high-yield fixed-income securities. The fund will invest primarily in fixed-income securities below investment grade, including corporate bonds and debentures, convertible and preferred securities and zero-coupon obligations. The value is based on quoted prices in active markets.
(7)	The fund invests at least 80% of its net assets in fixed-income securities and emerging market issuers. The fund will invest primarily in U.S. dollar-denominated debt securities of government, government-related and corporate issuers in emerging-market countries, as well as entities organized to restructure the outstanding debt of such issuers. The value is based on quoted prices in active markets.
(8)	The fund is an alternative investment and invests primarily in collateralized debt obligations (“CDOs”) and other structured credit vehicles. The value is based on certain unobservable inputs and estimates including measures such as new issue prices and secondary market transactions.

(9)	The fund acts as a diversification enhancer with income-driven returns. It also acts as a historical inflation hedge with a relatively low risk profile that invests in real/tangible assets. The fund focuses on the multi-family, office, industrial, retail and other specialty sectors (such as self-storage, hotels and land) which are stabilized assets that are fully leased (>85%) at market rates to a diversified mix of high quality tenants with solid credit ratings. To maintain occupancy goals, core properties must typically meet competitive standards, such as Class A ranked office buildings and assets that are energy star and/or Leadership in Energy and Environment Design (“LEED”) certified. The value is based on significant observable and some unobservable inputs obtained from similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.
(10)	Refer to Note 7, Fair Value Measurements, for definitions of the three levels of fair value measurements.

The following number represents a rollforward of the structured credit fund:

In thousands	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Credit Fund
Ending balance as of December 29, 2012	$31,080
Actual return on plan assets	2,646
Purchase, sales and settlements	—
Transfers in/out of Level 3	—

Ending balance as of December 28, 2013	$33,726

Actual return on plan assets	2,395
Purchase, sales and settlements	—
Transfers in/out of Level 3	—

Ending balance as of January 3, 2015	$36,121

Contributions

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008. Under the new funding requirements, the Company estimated it would be required to make contributions under its qualified pension plans in 2014 in an aggregate amount of $5.3 million. This estimate was revised to $3.2 million in September 2014 after accounting for the impact of the pension legislation included in the Highway and Transportation Funding Act of 2014 (“HATFA”) enacted on August 8, 2014. For the fiscal year ended January 3, 2015, the Company contributed $3.2 million, $2.7 million and $0.2 million to its qualified pension plans, non-qualified pension plans and postretirement welfare plans, respectively. No contributions are expected to be required during 2015 for the qualified pension plans. Of these contributions, $3.1 million and $0.1 million related to obligations for former employees of Lehigh under the qualified pension plan and non-qualified pension plan, respectively. The funded status of the Company’s plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates used in determining the value of the Company’s obligations and changes to regulatory requirements, each of which can affect assumptions and have an impact on the Company’s cash funding requirements under its plans. Visant’s pension income associated with the pension plans is expected to increase in future periods due to the elimination of future accruals. The total contributions expected to be made by the Company in 2015 include $2.7 million to its nonqualified pension plans and $0.2 million to the postretirement benefit plans. The actual amount of contributions is dependent upon the actual return on plan assets and actual disbursements from the postretirement benefit and nonqualified pension plans.

As a result of the July 2014 sale of the Lehigh Direct business, during the third fiscal quarter of 2014, following a notice from the plan fund administrator, the Company recorded a charge in income (loss) from discontinued operations, net, of $3.4 million, net of tax, related to the estimated withdrawal liability of The

Lehigh Press LLC from a multi-employer pension plan under which certain collectively bargained Lehigh Direct production employees participated. The Company settled the outstanding liability in February 2015.

Benefit Payments

Estimated benefit payments under the pension and postretirement benefit plans are as follows:

In thousands	Pension benefits	Postretirement benefits
2015	$20,375	$162
2016	20,666	163
2017	21,020	149
2018	21,401	136
2019	21,995	122
2020 through 2024	118,045	302

Total estimated payments	$223,502	$1,034

401(k) Plans

The Company has 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements. Under certain of the plans, the Company provides a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans. In some instances, the Company has provided discretionary profit sharing contributions in the past and may do so in the future. The aggregate matching and other contributions were $6.1 million for 2014, $6.3 million for 2013 and $5.5 million for 2012. Included in these amounts were matching and other contributions made to businesses classified as discontinued operations in the amounts of $0.7 million for fiscal 2014 and $1.0 million for each of fiscal 2013 and fiscal 2012.

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

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdco’s Board of Directors and was effective as of October 30, 2003. The 2003 Plan permitted Holdco to grant to key employees and certain other persons stock options and stock awards and provided for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdco and its subsidiaries and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdco. As of July 29, 2013, no further grants may be made under the 2003 Plan in accordance with its terms. The remaining 4,180 options outstanding issued under the 2003 Plan in January were exercised in January 2014 prior to their expiration in January 2014.

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Class A Common Stock. Options granted under the 2004 Plan may consist of time vesting options or performance vesting options. The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. Options granted under the 2004 Plan began expiring in the fourth quarter of 2014. The 1,773 options issued under the 2004 Plan in April 2007 that remain outstanding expire on the tenth anniversary of the grant date, in or about April 2017.

Jostens Long-Term Incentives

Certain key Jostens employees participate in Jostens long-term incentive programs. The programs provide for the grant of phantom shares to the participating employee, which are subject to vesting and other terms and conditions and restrictions of the share award, which may include meeting certain performance metrics and continued employment. The grants are settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested. In connection with the program put into place in 2012 (the “2012 LTIP”), payments in the aggregate of $0.5 million were approved for payment prior to March 15, 2015 with respect to awards made under the 2012 LTIP. Shares not vested under the 2012 LTIP, including based on the respective performance target not being achieved, were forfeited without payment.

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

During the fourth quarter of 2014, Jostens implemented a long-term phantom share incentive program with certain of Jostens’ key employees (the “Jostens 2014 LTIP”). The grants of phantom shares to the participating employees were made on terms similar to the Jostens 2013 LTIP, provided that fifty percent (50%) of each employee’s award is a time vesting grant of phantom shares and fifty percent (50%) is a performance vesting grant of a cash award opportunity. The time vesting award will become vested as to one hundred percent (100%) of the shares upon the earlier to occur of a change in control (as defined in the award letter) or January 15, 2017, subject to continued employment through the respective date; the performance vesting award will become vested upon the earlier to occur of a change in control or January 15, 2017, provided that if the vesting event is January 15, 2017, the performance vesting award shall vest subject only to Jostens having met certain performance targets and in either case, continued employment. The awards provide for certain vesting and settlement of the time vesting award upon an employee’s death or disability (as defined in the award letter) based on the period of employment from the grant date, or in the case of an employee’s termination without cause within 120 days prior to January 15, 2017, vesting of the time vesting award and the performance vesting award, in the latter case, so long as the performance targets are otherwise met.

The shares that vest under the time vesting award will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested under the time vesting award, as of the respective determination date. A performance vesting award that vests will be settled at the amount of cash equal to the performance vesting award opportunity.

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

For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, Visant recognized total stock-based compensation expense of approximately $1.3 million, $1.5 million and $1.1 million, respectively, which was included in selling and administrative expenses.

There were no issuances of stock options or restricted shares during the year ended January 3, 2015. As of January 3, 2015, there was no unrecognized stock-based compensation expense related to restricted shares expected to be recognized.

Stock Options

The following table summarizes stock option activity for the Company:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 28, 2013	241	$49.21
Exercised	(236)	$38.91
Forfeited/expired or cancelled	(3)	$137.30

Outstanding at January 3, 2015	2	$169.15

Vested or expected to vest at January 3, 2015	2	$169.15

Exercisable at January 3, 2015	2	$169.15

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

The weighted-average remaining contractual life of outstanding options at January 3, 2015 was approximately 2.3 years. As of January 3, 2015, there was no unrecognized stock-based compensation expense related to stock options expected to be recognized.

LTIPs

The following table summarizes the 2012 LTIP, the April 2013 Special LTIP, the Jostens 2013 LTIP and the Jostens 2014 LTIP award activity for the Company:

Units in thousands	2014 Activity
Outstanding at December 28, 2013	132
Granted	55
Forfeited/Expired or cancelled	(43)
Settled/Paid	(8)

Outstanding at January 3, 2015	136

Vested or expected to vest at January 3, 2015	136

As of January 3, 2015, there was $2.6 million of unrecognized stock-based compensation expense related to the long-term incentive plans to be recognized over a weighted-average period of 1.4 years.

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

Scholastic

The Scholastic segment provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, Jostens markets and sells through an in school channel, under which it primarily serves U.S. high schools, colleges and universities, marketing and selling products to students and administrators. Jostens relies primarily on a network of independent sales representatives to sell its scholastic products in school. However, Jostens also markets and sells its products through a retail channel (rings) and online. Jostens provides customer service in the marketing and sale of class rings and related jewelry products and certain other graduation products. Jostens also provides ongoing warranty service on its class and affiliation rings. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for high schools and colleges and for professional sports teams and affinity rings for a variety of specialty markets. The Company also markets, manufactures and sells an array of additional scholastic products, including chenille letters, varsity jackets, mascot mats, plaques and sports apparel in schools and to dealers. These products, which are manufactured and sourced through its Neff operations, are marketed and sold by the Scholastic segment sales representatives.

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

Publishing and Packaging Services

The Publishing and Packaging Services segment includes operations in publishing services and packaging. The publishing services business produces book components, including book covers and jackets, and employs specialized techniques to create highly decorated covers. The Company also markets, manufactures and sells highly decorated packaging solutions to the consumer products industry.

The following table presents information of the Company by business segment:

In thousands	2014	2013	2012
Net sales
Scholastic	$421,286	$431,895	$445,790
Memory Book	320,545	331,339	346,070
Publishing and Packaging Services	91,176	91,315	94,814
Inter-segment eliminations	(1,237)	(542)	(815)

	$831,770	$854,007	$885,859

Operating income (loss)
Scholastic	$35,136	$37,480	$25,320
Memory Book	108,445	100,572	92,256
Publishing and Packaging Services	6,052	(4,432)	(20,669)

	$149,633	$133,620	$96,907

Interest, net
Scholastic	$78,584	$79,044	$79,336
Memory Book	58,644	60,528	61,955
Publishing and Packaging Services	16,877	15,429	17,378

	$154,105	$155,001	$158,669

Depreciation and Amortization
Scholastic	$19,608	$26,815	$33,036
Memory Book	19,067	30,103	38,419
Publishing and Packaging Services	13,949	15,219	17,481

	$52,624	$72,137	$88,936

Capital expenditures
Scholastic	$14,064	$13,045	$17,025
Memory Book	11,135	10,507	16,949
Publishing and Packaging Services	2,022	2,047	3,893

	$27,221	$25,599	$37,867

In thousands	2014	2013
Goodwill
Scholastic	$300,663	$300,857
Memory Book	391,178	391,178
Publishing and Packaging Services	57,045	57,045

	$748,886	$749,080

Intangible assets
Scholastic	$145,360	$147,515
Memory Book	108,384	108,618
Publishing and Packaging Services	84,854	92,806

	$338,598	$348,939

Total assets
Scholastic	$660,742	$677,989
Memory Book	675,370	687,312
Publishing and Packaging Services	198,520	218,792

	$1,534,632	$1,584,093

Net sales are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates. No single customer accounted for more than 10% of revenue in any of 2014, 2013 and 2012.

The following table presents net sales by class of similar products and certain geographic information for the Company:

In thousands	2014	2013	2012
Net sales by classes of similar products
Memory book and yearbook products and services	$319,937	$330,797	$345,281
Graduation and affinity products	242,030	244,623	253,341
Class ring and jewelry products	179,256	187,272	192,449
Book components	90,547	91,315	94,788

	$831,770	$854,007	$885,859

Net sales by geographic area
United States	$806,698	$825,796	$854,972
Canada	21,444	23,526	26,605
Other	3,628	4,685	4,282

	$831,770	$854,007	$885,859

Net property, plant and equipment and intangible assets by geographic area
United States	$1,201,802	$1,217,086	$1,271,163
Other, primarily Canada	4,827	6,010	6,874

	$1,206,629	$1,223,096	$1,278,037

17.	Common Stock

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

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, in October 2004 Holdco entered into a stockholders agreement (the “2004 Stockholders Agreement”) with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things:

•	the right of each of the Investor Entities to designate a certain number of directors to Holdco’s board of directors for so long as they hold a certain amount of Holdco’s common stock. Based on amendments to the Stockholders Agreement, of the six members of Holdco’s board of directors, KKR and DLJMBP III each has the right to designate two of Holdco’s directors (currently two KKR and two DLJMBP III designees serve on Holdco’s board) with the Company’s Chief Executive Officer and President, Marc L. Reisch, as chairman, and Mr. Mooty serving as management designees;

•	certain limitations on the transfer of Holdco’s common stock held by the Investor Entities for a period of four years after the completion of the Transactions, after which, if Holdco has not completed an initial public offering, any Investor Entity wishing to sell any Holdco common stock held by it must first offer to sell such stock to Holdco and the other Investor Entities, provided that, if Holdco completes an initial public offering during the four years after the completion of the Transactions, any Investor Entity may sell pursuant to its registration rights as described below;

•	a consent right for the Investor Entities with respect to certain corporate actions;

•	the ability of the Investor Entities to “tag-along” their shares of Holdco’s common stock to sales by any other Investor Entity, and the ability of the Investor Entities to “drag-along” Holdco’s common stock held by the other Investor Entities under certain circumstances;

•	the right of the Investor Entities to purchase a pro rata portion of all or any part of any new securities offered by Holdco; and

•	a restriction on the ability of the Investor Entities and certain of their affiliates to own, operate or control a business that competes with Holdings, subject to certain exceptions.

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $4.0 million for the year ended January 3, 2015, $3.8 million for the year ended December 28, 2013 and $3.7 million for the year ended December 31, 2011. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, Holdco entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco’s common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations. The Company has retained KKR Capstone from time to time to provide certain of its businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within its businesses. The Company incurred approximately $0.1 million in each of fiscal years 2014 and 2013 and $0.2 million in fiscal year 2012, for services provided by KKR Capstone. Capstone Equity Investors LLC (“Capstone LLC”) had an ownership interest in Holdco based on its investment in the Company in connection with the Transactions until the fourth quarter of 2014. Capstone received an amount of approximately $0.1 million in consideration of the net settlement of stock options and the repurchase by the Company of shares of Class A Common Stock in November 2014.

Certain of the lenders under the New Credit Facilities and their affiliates have engaged, and may in the future engage, in investment banking, commercial banking and other financial advisory and commercial dealings with Visant and its affiliates. Such parties have received (or will receive) customary fees and commissions for these transactions.

KKR Capital Markets LLC, an affiliate of one of our Sponsors, assisted in placing the New Credit Facilities, for which it received customary fees. KKR Capital Markets LLC and its affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company or its affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

The Company is a party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which the Company avails itself of the terms and conditions of the CoreTrust purchasing organization for certain purchases, including its prescription drug benefit program. KKR Capstone is a party to an agreement with CoreTrust which permits certain KKR portfolio companies, including Visant, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by the Company and other parties, and CoreTrust shares a portion of such fees with KKR Capstone.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant, Holdco, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMBP Funds”) and certain of the DLJMBP Funds’ co-investors entered into a stock purchase and stockholders’ agreement (the “Syndicate Stockholders Agreement”), pursuant to which the DLJMBP Funds sold to the co-investors shares of: (1) the Class A Common Stock, (2) Holdco’s Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock (which has since been repurchased). The Syndicate Stockholders Agreement contains provisions which, among other things: restrict the ability of the syndicate stockholders to make certain transfers; grant the co-investors certain board observation and information rights; provide for certain tag-along and drag-along rights; grant preemptive rights to the co-investors to purchase a pro rata share of any new shares of common stock issued by Holdco or Jostens to any of the DLJMBP Funds or their successors prior to an initial public offering; and give the stockholders piggyback registration rights in the event of a public offering in which the DLJMBP Funds sell shares.

Arcade

In connection with the closing of the Company’s sale on September 23, 2014, of 100% of the capital stock of Arcade Marketing, the Company received minority equity interest in Tripolis Holdings S.à.r.l. (“Luxco”), Visant entered into a Shareholders Agreement, which among other things provides the terms of certain minority voting and consent rights, the right to designate up to two directors to the board of managers of Luxco so long as it maintains a particular level of ownership in the equity of Luxco, and certain pre-emptive, tag-along and drag along rights. Mr. Reisch and Ms. Schnabel currently sit on the board of managers of Luxco.

Other

Ms. Ann Carr, who is Mr. Charles Mooty’s sister-in-law, serves as Jostens’ Chief Marketing Officer, and received total compensation of $0.3 million during 2014. The Audit Committee has determined that the terms of Ms. Carr’s employment are fair and reasonable and no less favorable to the Company than would be obtained in a comparable arms’ length transaction with an unaffiliated party.

19.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Credit Facilities and the Senior Notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Included in the presentation of “Equity (earnings) loss in subsidiary, net of tax” is the elimination of intercompany interest expense incurred by the guarantors in the amount of $133.7 million, $133.2 million and $135.5 million in fiscal years 2014, 2013 and 2012, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$816,186	$23,552	$(7,968)	$831,770
Cost of products sold	—	336,370	11,605	(7,968)	340,007

Gross profit	—	479,816	11,947	—	491,763
Selling and administrative expenses	637	317,987	8,184	—	326,808
Gain on sale of assets	—	(679)	—	—	(679)
Special charges	1,417	13,954	630	—	16,001

Operating (loss) income	(2,054)	148,554	3,133	—	149,633
Loss on redemption of debt	26,593	—	—	—	26,593

(Loss) income before interest and taxes	(28,647)	148,554	3,133	—	123,040
Net interest expense	152,545	134,642	635	(133,717)	154,105

(Loss) income before income taxes	(181,192)	13,912	2,498	133,717	(31,065)
(Benefit from) provision for income taxes	(35,483)	14,930	915	—	(19,638)

(Loss) income from continuing operations	(145,709)	(1,018)	1,583	133,717	(11,427)
(Loss) income from discontinued operations, net	(11,537)	105,187	2,235	70	95,955
Earnings in subsidiary, net of tax	(241,774)	(3,818)	—	245,592	—

Net income	$84,528	$107,987	$3,818	$(111,805)	$84,528

Other comprehensive income, net of tax :
Deferred gain on derivatives	1,228	—	—	—	1,228
Change in cumulative translation adjustment	(2,777)	—	(2,777)	2,777	(2,777)
Change in minimum pension liability	(29,730)	(29,730)	—	29,730	(29,730)

Comprehensive income	$53,249	$78,257	$1,041	$(79,298)	$53,249

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$835,745	$30,983	$(12,721)	$854,007
Cost of products sold	—	347,784	16,252	(12,721)	351,315

Gross profit	—	487,961	14,731	—	502,692
Selling and administrative expenses	(773)	341,918	8,549	—	349,694
Gain on sale of assets	—	(858)	—	—	(858)
Special charges	—	19,914	322	—	20,236

Operating income	773	126,987	5,860	—	133,620
Net interest expense	153,304	134,448	472	(133,223)	155,001

(Loss) income before income taxes	(152,531)	(7,461)	5,388	133,223	(21,381)
(Benefit from) provision for income taxes	(15,878)	7,933	1,511	—	(6,434)

(Loss) income from continuing operations	(136,653)	(15,394)	3,877	133,223	(14,947)
(Loss) income from discontinued operations, net	(10,039)	26,617	(510)	(40)	16,028
Earnings in subsidiary, net of tax	(147,773)	(3,367)	—	151,140	—

Net income	$1,081	$14,590	$3,367	$(17,957)	$1,081

Other comprehensive income, net of tax :
Deferred gain on derivatives	2,016	—	—	—	2,016
Change in cumulative translation adjustment	555	—	555	(555)	555
Change in minimum pension liability	45,272	45,272	—	(45,272)	45,272

Comprehensive income	$48,924	$59,862	$3,922	$(63,784)	$48,924

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$865,467	$35,378	$(14,986)	$885,859
Cost of products sold	—	365,380	18,709	(14,986)	369,103

Gross profit	—	500,087	16,669	—	516,756
Selling and administrative expenses	(879)	364,555	9,977	—	373,653
(Gain) loss on sale of assets	—	(1,767)	54	—	(1,713)
Special charges	30	47,844	35	—	47,909

Operating income	849	89,455	6,603	—	96,907
Gain on redemption of debt	(947)	—	—	—	(947)

Income before interest and taxes	1,796	89,455	6,603	—	97,854
Net interest expense	156,648	137,352	175	(135,506)	158,669

(Loss) income before income taxes	(154,852)	(47,897)	6,428	135,506	(60,815)
(Benefit from) provision for income taxes	(15,187)	5,348	1,708	—	(8,131)

(Loss) income from continuing operations	(139,665)	(53,245)	4,720	135,506	(52,684)
(Loss) income from discontinued operations, net	(7,131)	(7)	1,260	(38)	(5,916)
Earnings in subsidiary, net of tax	(88,196)	(5,980)	—	94,176	—

Net (loss) income	$(58,600)	$(47,272)	$5,980	$41,292	$(58,600)

Other comprehensive (loss) income, net of tax :
Deferred loss on derivatives	(1,960)	—	—	—	(1,960)
Change in cumulative translation adjustment	(167)	—	(167)	167	(167)
Change in minimum pension liability	(23,269)	(23,269)	—	23,269	(23,269)

Comprehensive (loss) income	$(83,996)	$(70,541)	$5,813	$64,728	$(83,996)

CONDENSED CONSOLIDATING BALANCE SHEET

2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$48,603	$(1,565)	$2,582	$—	$49,620
Accounts receivable, net	903	50,674	1,714	—	53,291
Inventories	—	82,804	2,180	—	84,984
Salespersons overdrafts, net	—	18,267	972	—	19,239
Income tax receivable	14,702	—	—	—	14,702
Prepaid expenses and other current assets	1,329	17,111	36	—	18,476
Intercompany receivable	26,722	912	68	(27,702)	—
Deferred income taxes	5,837	14,093	—	—	19,930
Current assets of discontinued operations	2,380	—	—	—	2,380

Total current assets	100,476	182,296	7,552	(27,702)	262,622
Property, plant and equipment, net	47	118,569	529	—	119,145
Goodwill	—	725,091	23,795	—	748,886
Intangibles, net	—	330,353	8,245	—	338,598
Deferred financing costs, net	24,290	—	—	—	24,290
Deferred income taxes	—	—	1,782	—	1,782
Intercompany receivable	168,398	104,854	58,568	(331,820)	—
Other assets	31,471	10,020	198	—	41,689
Investment in subsidiaries	876,598	94,089	—	(970,687)	—
Long-term assets of discontinued operations	—	1,000	—	—	1,000

	$1,201,280	$1,566,272	$100,669	$(1,330,209)	$1,538,012

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,276	$21,157	$233	$—	$26,666
Accrued employee compensation	6,089	19,806	375	—	26,270
Customer deposits	—	171,958	5,934	—	177,892
Commissions payable	—	7,047	429	—	7,476
Income taxes payable	1,123	(661)	(457)	—	5
Interest payable	19,830	74	—	—	19,904
Current portion of long-term debt and capital leases	7,760	1,758	6	—	9,524
Intercompany payable	883	26,819	—	(27,702)	—
Other accrued liabilities	5,139	20,712	40	—	25,891
Current liabilities of discontinued operations	7,249	300	—	—	7,549

Total current liabilities	53,349	268,970	6,560	(27,702)	301,177
Long-term debt and capital leases, less current maturities	1,487,002	2,606	20	—	1,489,628
Intercompany payable	104,859	209,103	—	(313,962)	—
Deferred income taxes	(11,174)	119,244	—	—	108,070
Pension liabilities, net	22,300	70,427	—	—	92,727
Other noncurrent liabilities	4,854	19,435	—	—	24,289
Long-term liabilities of discontinued operations	4,933	(111)	—	—	4,822

Total liabilities	1,666,123	689,674	6,580	(341,664)	2,020,713
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(464,854)	876,598	94,089	(988,545)	(482,712)

	$1,201,280	$1,566,272	$100,669	$(1,330,209)	$1,538,012

CONDENSED CONSOLIDATING BALANCE SHEET

2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$83,633	$2,695	$9,714	$—	$96,042
Accounts receivable, net	750	56,295	1,810	—	58,855
Inventories	—	84,662	3,321	—	87,983
Salespersons overdrafts, net	—	23,036	1,285	—	24,321
Income tax receivable	11,502	—	—	—	11,502
Prepaid expenses and other current assets	857	15,541	38	—	16,436
Intercompany receivable	6,487	3,665	8	(10,160)	—
Deferred income taxes	7,236	12,934	—	—	20,170
Current assets of discontinued operations	229	47,026	24,090	(483)	70,862

Total current assets	110,694	245,854	40,266	(10,643)	386,171
Property, plant and equipment, net	77	124,225	775	—	125,077
Goodwill	—	725,091	23,989	—	749,080
Intangibles, net	—	339,497	9,442	—	348,939
Deferred financing costs, net	33,118	—	—	—	33,118
Deferred income taxes	—	—	2,025	—	2,025
Intercompany receivable	519,772	55,526	57,972	(633,270)	—
Other assets	1,211	9,334	—	—	10,545
Investment in subsidiaries	802,242	107,005	—	(909,247)	—
Long-term assets of discontinued operations	—	234,195	27,098	—	261,293

	$1,467,114	$1,840,727	$161,567	$(1,553,160)	$1,916,248

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$6,185	$21,858	$257	$(2)	$28,298
Accrued employee compensation	7,929	18,226	581	—	26,736
Commissions payable	—	9,898	518	—	10,416
Customer deposits	—	161,906	6,625	—	168,531
Income taxes payable	(718)	718	40	—	40
Interest payable	33,616	86	—	—	33,702
Current portion of long-term debt and capital leases	10	2,621	2	—	2,633
Intercompany payable	73	1,195	8,890	(10,158)	—
Other accrued liabilities	3,003	20,102	243	—	23,348
Current liabilities of discontinued operations	9,799	22,975	16,752	(188)	49,338

Total current liabilities	59,897	259,585	33,908	(10,348)	343,042
Long-term debt and capital leases, less current maturities	1,865,229	2,348	—	—	1,867,577
Intercompany payable	40,461	577,904	15,200	(633,565)	—
Deferred income taxes	3,424	137,298	—	—	140,722
Pension liabilities, net	17,046	34,880	—	—	51,926
Other noncurrent liabilities	14,505	20,668	—	—	35,173
Long-term liabilities of discontinued operations	(710)	5,802	5,454	—	10,546

Total liabilities	1,999,852	1,038,485	54,562	(643,913)	2,448,986
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(532,749)	802,242	107,005	(909,247)	(532,749)

	$1,467,114	$1,840,727	$161,567	$(1,553,160)	$1,916,248

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$84,528	$107,987	$3,818	$(111,805)	$84,528
Other cash used in operating activities of continuing operations	(120,162)	(25,183)	(5,123)	111,805	(38,663)
Net cash (used in) provided by discontinued operations	(10,562)	16,340	(936)	—	4,842

Net cash (used in) provided by operating activities	(46,196)	99,144	(2,241)	—	50,707
Purchases of property, plant and equipment	—	(27,206)	(15)	—	(27,221)
Proceeds from sale of property and equipment	—	790	—	—	790
Intercompany payable (receivable)	(5,881)	(64,532)	—	70,413	—
Acquisition of business, net of cash acquired	—	(1,950)	—	—	(1,950)
Net cash provided by (used in) discontinued operations	334,491	8,959	(4,318)	—	339,132

Net cash provided by (used in) investing activities	328,610	(83,939)	(4,333)	70,413	310,751
Short-term borrowings	50,000	—	—	—	50,000
Short-term repayments	(50,000)	—	—	—	(50,000)
Repayments of long-term debt and capital leases	(1,045,176)	(3,021)	(4)	—	(1,048,201)
Proceeds from issuance of long-term debt	662,323	159	—	—	662,482
Intercompany payable (receivable)	85,573	(15,160)	—	(70,413)	—
Excess tax benefit from share based arrangements	942	—	—	—	942
Distribution to shareholder	(3,921)	—	—	—	(3,921)
Debt financing costs	(17,185)	—	—	—	(17,185)
Net cash used in discontinued operations	—	(1,443)	(278)	—	(1,721)

Net cash used in financing activities	(317,444)	(19,465)	(282)	(70,413)	(407,604)
Effect of exchange rate changes on cash and cash equivalents	—	—	(276)	—	(276)

Decrease in cash and cash equivalents	(35,030)	(4,260)	(7,132)	—	(46,422)
Cash and cash equivalents, beginning of period	83,633	2,695	9,714	—	96,042

Cash and cash equivalents, end of period	$48,603	$(1,565)	$2,582	$—	$49,620

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2013

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$1,081	$14,590	$3,367	$(17,957)	$1,081
Other cash provided by (used in) operating activities of continuing operations	7,594	47,533	(4,158)	17,956	68,925
Net cash (used in) provided by discontinued operations	(6,962)	36,444	2,106	—	31,588

Net cash provided by operating activities	1,713	98,567	1,315	(1)	101,594
Purchases of property, plant and equipment	(62)	(25,508)	(29)	—	(25,599)
Proceeds from sale of property and equipment	—	3,106	—	—	3,106
Other investing activities, net	—	86	—	—	86
Net cash used in discontinued operations	—	(7,523)	(18,543)	—	(26,066)

Net cash used in investing activities	(62)	(29,839)	(18,572)	—	(48,473)
Short-term borrowings	59,000	—	—	—	59,000
Short-term repayments	(59,000)	—	—	—	(59,000)
Repayments of long-term debt and capital leases	(12,008)	(2,897)	(12)	—	(14,917)
Intercompany payable (receivable)	46,042	(65,246)	19,203	1	—
Distribution to shareholder	(642)	—	—	—	(642)
Net cash used in discontinued operations	—	(1,176)	(207)	—	(1,383)

Net cash provided by (used in) financing activities	33,392	(69,319)	18,984	1	(16,942)
Effect of exchange rate changes on cash and cash equivalents	—	—	(333)	—	(333)

Increase (decrease) in cash and cash equivalents	35,043	(591)	1,394	—	35,846
Cash and cash equivalents, beginning of period	48,590	3,286	8,320	—	60,196

Cash and cash equivalents, end of period	$83,633	$2,695	$9,714	$—	$96,042

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2012

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(58,600)	$(47,272)	$5,980	$41,292	(58,600)
Other cash provided by (used in) operating activities of continuing operations	60,093	118,286	(3,179)	(41,292)	133,908
Net cash (used in) provided by discontinued operations	(3,773)	35,259	4,947	—	36,433

Net cash (used in) provided by operating activities	(2,280)	106,273	7,748	—	111,741
Purchases of property, plant and equipment	—	(37,310)	(557)	—	(37,867)
Additions to intangibles	—	(1,774)	—	—	(1,774)
Proceeds from sale of property and equipment	—	4,727	—	—	4,727
Other investing activities, net	—	1	—	—	1
Net cash used in discontinued operations	—	(14,874)	(865)	—	(15,739)

Net cash used in investing activities	—	(49,230)	(1,422)	—	(50,652)
Short-term borrowings	107,000	—	—	—	107,000
Short-term repayments	(107,000)	—	—	—	(107,000)
Repayments of long-term debt and capital leases	(34,175)	(2,722)	(17)	—	(36,914)
Proceeds from issuance of long-term debt	—	2,094	—	—	2,094
Intercompany payable (receivable)	54,907	(54,907)	—	—	—
Dividends	—	1,230	(1,230)	—	—
Net cash used in discontinued operations	—	(1,786)	—	—	(1,786)

Net cash provided by (used in) financing activities	20,732	(56,091)	(1,247)	—	(36,606)
Effect of exchange rate changes on cash and cash equivalents	—	—	(301)	—	(301)

Increase in cash and cash equivalents	18,452	952	4,778	—	24,182
Cash and cash equivalents, beginning of period	30,138	2,334	3,542	—	36,014

Cash and cash equivalents, end of period	$48,590	$3,286	$8,320	$—	$60,196

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts

Visant Corporation and subsidiaries

	Allowance for uncollectible accounts (1)	Allowance for sales returns (2)	Salesperson overdraft reserve (1)
Balance, December 31, 2011	$4,463	$7,034	$12,915

Charged to expense	2,136	19,329	2,135
Deductions	1,900	20,305	5,047

Balance, December 29, 2012	$4,699	$6,058	$10,003

Charged to expense	1,548	22,130	1,508
Deductions	1,726	21,870	2,337

Balance, December 28, 2013	$4,521	$6,318	$9,174

Charged to expense	1,330	18,539	2,404
Deductions	1,673	22,252	3,773

Balance, January 3, 2015	$4,178	$2,605	$7,805

(1)	Deductions represent uncollectible accounts written off, net of recoveries.
(2)	Deductions represent returns processed against reserve.