Form 10-Q
period 2015-04-04
VISANT CORP
filed 2015-05-19
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

or

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

As of May 7, 2015, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended
In thousands	April 4, 2015	March 29, 2014
Net sales	$169,610	$168,568
Cost of products sold	69,551	69,933

Gross profit	100,059	98,635
Selling and administrative expenses	84,032	84,117
Gain on disposal of fixed assets	(335)	(203)
Special charges	1,879	1,346

Operating income	14,483	13,375
Interest expense, net	35,358	38,783
Equity in loss of affiliate	1,821	—

Loss before income taxes	(22,696)	(25,408)
Benefit from income taxes	(8,166)	(11,892)

Loss from continuing operations	(14,530)	(13,516)
Income from discontinued operations, net of tax	106	3,615

Net loss	$(14,424)	$(9,901)

Comprehensive loss	$(13,978)	$(9,285)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	April 4, 2015	January 3, 2015
ASSETS
Cash and cash equivalents	$32,895	$49,620
Accounts receivable, net	61,271	53,291
Inventories	102,938	84,984
Salespersons overdrafts, net of allowance of $8,085 and $7,805, respectively	19,377	19,239
Prepaid expenses and other current assets	22,091	18,476
Income tax receivable	14,702	14,702
Deferred income taxes	27,242	19,930
Current assets of discontinued operations	2,594	2,380

Total current assets	283,110	262,622

Property, plant and equipment	392,880	384,493
Less accumulated depreciation	(274,142)	(265,348)

Property, plant and equipment, net	118,738	119,145
Goodwill	748,764	748,886
Intangibles, net	334,433	338,598
Deferred financing costs, net	23,178	24,290
Deferred income taxes	1,677	1,782
Other assets	43,357	41,689
Long-term assets of discontinued operations	—	1,000

Total assets	$1,553,257	$1,538,012

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$32,745	$26,666
Accrued employee compensation and related taxes	19,231	26,270
Commissions payable	17,613	7,476
Customer deposits	226,769	177,892
Income taxes payable	—	5
Current portion of long-term debt and capital leases	9,031	9,524
Interest payable	1,824	19,904
Other accrued liabilities	29,260	25,891
Current liabilities of discontinued operations	6,945	7,549

Total current liabilities	343,418	301,177

Long-term debt and capital leases - less current maturities	1,487,841	1,489,628
Deferred income taxes	107,594	108,070
Pension liabilities, net	90,685	92,727
Other noncurrent liabilities	21,854	24,289
Long-term liabilities of discontinued operations	—	4,822

Total liabilities	2,051,392	2,020,713

Mezzanine equity	7	11

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at April 4, 2015 and January 3, 2015	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at April 4, 2015 and January 3, 2015	—	—
Additional paid-in-capital	61,697	61,692
Accumulated deficit	(488,292)	(472,411)
Accumulated other comprehensive loss	(71,547)	(71,993)

Total stockholder’s deficit	(498,142)	(482,712)

Total liabilities, mezzanine equity and stockholder’s deficit	$1,553,257	$1,538,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	April 4, 2015	March 29, 2014

Net loss	$(14,424)	$(9,901)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Income from discontinued operations	(106)	(3,615)
Depreciation	9,174	8,974
Amortization of intangible assets	4,146	3,587
Amortization of debt discount, premium and deferred financing costs	1,567	3,302
Other amortization	74	77
Deferred income taxes	(8,308)	(7,644)
Gain on disposal of fixed assets	(335)	(203)
Excess tax benefit from share based arrangements	—	(36)
Loss on asset impairments	—	41
Changes in assets and liabilities:
Accounts receivable	(8,084)	(12,751)
Inventories	(18,078)	(24,172)
Salespersons overdrafts	(591)	81
Prepaid expenses and other current assets	(3,618)	(4,080)
Accounts payable and accrued expenses	163	2,714
Customer deposits	49,206	54,235
Commissions payable	10,162	9,007
Income taxes payable/receivable	(26)	4,625
Interest payable	(18,080)	18,401
Other operating activities, net	(1,544)	(2,189)

Net cash provided by operating activities of continuing operations	1,298	40,453
Net cash used in operating activities of discontinued operations	(4,534)	(4,996)

Net cash (used in) provided by operating activities	(3,236)	35,457

Purchases of property, plant and equipment	(9,606)	(6,787)
Proceeds from sale of property and equipment	468	206

Net cash used in investing activities of continuing operations	(9,138)	(6,581)
Net cash used in investing activities of discontinued operations	—	(804)

Net cash used in investing activities	(9,138)	(7,385)

Repayment of long-term debt and capital lease obligations	(2,710)	(738)
Excess tax benefit from share based arrangements	—	36
Distribution to stockholder	(1,457)	—
Debt financing costs and related expenses	(20)	—

Net cash used in financing activities of continuing operations	(4,187)	(702)
Net cash used in financing activities of discontinued operations	—	(564)

Net cash used in financing activities	(4,187)	(1,266)

Effect of exchange rate changes on cash and cash equivalents	(164)	66

(Decrease) Increase in cash and cash equivalents	(16,725)	26,872
Cash and cash equivalents, beginning of period	49,620	96,042

Cash and cash equivalents, end of period	$32,895	$122,914

Supplemental information:
Interest paid	$51,957	$17,143

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

As of April 4, 2015, affiliates of KKR and DLJMBP III held approximately 49.4% and 41.2%, respectively, of Visant Holding Corp.’s (“Holdco”) voting interest, while each held approximately 44.9% of Holdco’s economic interest. As of April 4, 2015, the other co-investors held approximately 8.2% of the voting interest and approximately 8.9% of the economic interest of Holdco, and members of management held approximately 1.2% of the voting interest and approximately 1.3% of the economic interest of Holdco (exclusive of exercisable options). On April 16, 2015, DLJMBP III and certain of its affiliates transferred all of their interests in Holdco to Gamma LP, an affiliated fund of DLJMBP III (“Gamma LP”). Visant is an indirect wholly-owned subsidiary of Holdco.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Visant and its subsidiaries are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Visant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Our accounting policies are described in the Notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. As a result of the dispositions of the Lehigh Direct operations of the Lehigh Press LLC and of AKI, Inc. d/b/a Arcade Marketing and its subsidiaries during the third quarter of 2014, the results of these businesses, which comprised a portion of Visant’s Marketing and Publishing Services segment, have been reclassified on the condensed consolidated statement of operations to a single line captioned “Income from discontinued operations, net of tax.” Previously, the results of these businesses included certain allocated corporate costs, which costs have been reallocated to the remaining continuing operations on a retrospective basis, which continuing operations are now comprised of the Company’s Scholastic and Memory Book segments along with its book component and packaging operations, which are included under the renamed Publishing and Packaging Services segment. Results for all periods disclosed in this report are exclusive of these discontinued operations. Refer to Note 4, Discontinued Operations, for further details.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB codification. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 for public entities. Early adoption is not permitted. Implementation may be either through retrospective application to each period from the first quarter of 2015 or with a cumulative effect adjustment upon adoption in 2017. Additional disclosures will also be required under the new standard. In April 2015, the FASB issued a proposal that, if approved, would extend the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of 2017. The Company is currently evaluating the impact and disclosure of this guidance on its financial statements.

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

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for all entities for reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect this guidance to have a material impact on its financial statements.

On January 9, 2015, the FASB issued Accounting Standards Update 2015-01 (“ASU 2015-01”), which eliminates the concept of an extraordinary item from U.S. GAAP. An extraordinary item is an event or transaction that is both unusual in nature and infrequently occurring. Under ASU 2015-01, a company will no longer segregate an extraordinary item from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or disclose income taxes and earnings-per-share data applicable to an extraordinary item. ASU 2015-01 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted if the guidance is adopted as of the beginning of the annual period of adoption. Entities may apply the guidance prospectively or retrospectively. The Company does not expect this guidance to have a material impact on its financial statements.

On February 8, 2015, the FASB issued Accounting Standards Update 2015-02 (“ASU 2015-02”), which amends the consolidation requirements in Accounting Standards Codification 810, Variable Interest Entities. ASU 2015-02 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2015. Early adoption is allowed for all entities, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Company does not expect this guidance to have a material impact on its financial statements.

3.	Restructuring Activity and Other Special Charges

For the three months ended April 4, 2015, the Company recorded $1.8 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Also included in special charges for the three months ended April 4, 2015 was $0.1 million of severance and related benefits in the Publishing and Packaging Services segment. These restructuring charges were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were six in the Publishing and Packaging Services segment and three related to the corporate management positions.

For the three months ended March 29, 2014, the Company recorded $0.8 million, $0.2 million and $0.1 million of restructuring costs in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the three months ended March 29, 2014, were $0.3 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 63, two and one in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

Restructuring accruals of $5.4 million and $5.1 million as of April 4, 2015 and January 3, 2015, respectively, are primarily included in other accrued liabilities in the Condensed Consolidated Balance Sheets. These accruals included amounts provided for the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 (the “Multi-Year Marketing and Sponsorship Arrangement”) and severance and related benefits related to reductions in force in each segment.

On a cumulative basis through April 4, 2015, the Company incurred $17.9 million of costs related to the termination of the Multi-Year Marketing and Sponsorship Arrangement and employee severance and related benefit costs related to the 2015, 2014 and 2013 initiatives, which affected an aggregate of 336 employees. The Company had paid $12.5 million in cash related to these initiatives as of April 4, 2015.

Changes in the restructuring accruals during the first three months of fiscal 2015 were as follows:

In thousands	2015 Initiatives	2014 Initiatives	2013 Initiatives	Total
Balance at January 3, 2015	$—	$1,415	$3,670	$5,085
Restructuring charges	1,930	(51)	—	$1,879
Severance, benefits and other payments	(493)	(442)	(613)	$(1,548)

Balance at April 4, 2015	$1,437	$922	$3,057	$5,416

The majority of the remaining severance and related benefits associated with the 2014 and 2013 initiatives are expected to be paid by the end of fiscal 2015. The 2015 initiatives and costs associated with the termination of the Multi-Year Marketing and Sponsorship Arrangement are expected to be paid by the end of 2016.

4.	Discontinued Operations

During the third quarter of 2014, the Company sold substantially all of the assets of the Lehigh Direct operations of its The Lehigh Press LLC (“Lehigh”) subsidiary for $22.0 million, before customary working capital adjustments. The Company recognized an aggregate $4.2 million loss, net of tax, on the transaction.

On July 25, 2014, the Company entered into a definitive Omnibus Transaction Agreement (the “OTA”) with OCM Luxembourg Ileos Holdings S.à.r.l. (“Ileos”) and Tripolis Holdings S.à.r.l. (“Luxco”) to combine their respective wholly owned subsidiaries, Arcade and Bioplan, resulting in the formation of the new venture under Luxco (the “Arcade Transaction”). On September 23, 2014, the Company and Ileos completed the Arcade Transaction in accordance with the terms and conditions of the OTA. In exchange for the Company’s contribution of 100% of the capital stock of Arcade, the Company received approximately $334.5 million in cash proceeds and a 25% minority equity interest in Luxco, which the Company recorded using the equity method of accounting. The Company reported a gain in connection with the Arcade Transaction of approximately $96.3 million, net of tax. The minority equity interest provides Visant with minority voting rights and the right to designate two directors to the board of managers of Luxco so long as it maintains a particular level of ownership in the equity interest in Luxco. As of April 4, 2015, the Company recorded its interest in Luxco in the amount of $28.2 million and reported the amount in the “Other Assets” caption in the Condensed Consolidated Balance Sheet. The Company determined the value of its interest in Luxco as of September 23, 2014 based on a market approach. The Company recognized a net loss of $1.8 million from this investment for the three-month period ended April 4, 2015. On May 7, 2015, Luxco completed a transaction with EPOF III (“Oaktree”) whereby Oaktree contributed $78.0 million of cash for Convertible Preferred Equity Certificates (“CPEC”). The CPECs, which have an 8% stated rate that are paid-in-kind and can be converted into common shares at the option of Oaktree, were part of a transaction to repurchase a total of $130.0 million of originally issued 1st and 2nd Lien Term Loan debt of Luxco from the bank group. In the event Oaktree exercises its option to convert its CPECs into common shares, the resulting share issuance would dilute the Company’s ownership interest in Luxco.

The disposals of the Lehigh and Arcade businesses resulted in the Company’s exit from the direct marketing and sampling segments. The results of the Lehigh and Arcade businesses had previously been reported within the Marketing and Publishing Services segment. The results of the Lehigh and Arcade businesses have been reclassified on the Condensed Consolidated Statement of Operations and Comprehensive Loss and are included in the line captioned “Income from discontinued operations, net of tax.” Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations on a retrospective basis. As a result of the Company’s strategic shift out of the direct marketing and sampling segments, the Marketing and Publishing Services segment is now comprised of the Company’s book, book component and packaging operations under the renamed Publishing and Packaging Services segment.

Included in income from discontinued operations, net of tax in the Condensed Consolidated Statement of Operations and Comprehensive Loss were the following:

	Three months ended
	April 4,	March 29,
In thousands	2015	2014
Net sales	$—	$75,026
Cost of products sold	(174)	52,088

Gross profit	174	22,938
Selling and administrative expenses	6	13,025
Special charges	—	401

Operating income	168	9,512
Interest expense, net	—	12

Income before income taxes	168	9,500
Provision for income taxes	62	5,885

Net income from discontinued operations	$106	$3,615

5.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (“AOCL”), by component, for the three months ended April 4, 2015 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of January 3, 2015	$(2,143)	$1,152	$(71,002)	$(71,993)
Change in fair value of derivatives, net of tax of $(0.2) million	(272)	—	—	(272)
Change in cumulative translation adjustment	—	(355)	—	(355)
Change in pension and other postretirement benefit plans, net of tax of $0.4 million	—	—	622	622
Amounts reclassified from AOCL, net of tax of $0.3 million	451	—	—	451

Balance as of April 4, 2015	$(1,964)	$797	$(70,380)	$(71,547)

6.	Accounts Receivable

Net accounts receivable were comprised of the following:

	April 4,	January 3,
In thousands	2015	2015
Trade receivables	$71,693	$60,074
Allowance for doubtful accounts	(4,355)	(4,178)
Allowance for sales returns	(6,067)	(2,605)

Accounts receivable, net	$61,271	$53,291

7.	Inventories

Inventories were comprised of the following:

	April 4,	January 3,
In thousands	2015	2015
Raw materials and supplies	$23,841	$20,376
Work-in-process	43,278	36,108
Finished goods	35,819	28,500

Inventories	$102,938	$84,984

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution under which it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $48.0 million in dollar value in consigned inventory. Under these arrangements, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory was $26.3 million and $23.9 million as of April 4, 2015 and January 3, 2015, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.2 million and $0.1 million for the three-month periods ended April 4, 2015 and March 29, 2014, respectively. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to such financial assets and liabilities that are recorded at fair value on a recurring basis, the Company used Level 2 inputs to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of each of April 4, 2015 and January 3, 2015, respectively. The Company’s financial instruments consist primarily of cash and cash equivalents, time deposits, accounts receivable, investments, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, time deposits, accounts receivable and accounts payable approximated book value as of April 4, 2015 and January 3, 2015.

As of April 4, 2015, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”), with an aggregate principal amount outstanding of $736.7 million, approximated $656.0 million at such date. As of April 4, 2015, the fair value of the outstanding term loan facility under Visant’s senior secured term loan facility (the “Term Loan Facility”) and maturing in 2021 (or, if greater than $250.0 million of Senior Notes remain outstanding on July 2, 2017, maturing on July 2, 2017), with an aggregate principal amount outstanding of $771.1 million, approximated $764.6 million at such date.

As of January 3, 2015, the fair value of Visant’s Senior Notes, with an aggregate principal amount outstanding of $736.7 million, approximated $655.7 million at such date. As of January 3, 2015, the fair value of the outstanding term loan facility under Visant’s Term Loan Facility maturing in 2021 (or, if greater than $250.0 million of Senior Notes remain outstanding on July 2, 2017, maturing on July 2, 2017), with an aggregate principal amount outstanding of $773.1 million, approximated $753.8 million at such date.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Publishing and Packaging Services	Total
Balance at January 3, 2015	$300,663	$391,178	$57,045	$748,886
Goodwill additions during the period	—	—	—	—
Currency translation	(122)	—	—	(122)

Balance at April 4, 2015	$300,541	$391,178	$57,045	$748,764

Information regarding other intangible assets is as follows:

		April 4, 2015			January 3, 2015
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(330,000)	$—	$330,000	$(330,000)	$—
Internally developed software	2 to 5 years	8,600	(8,600)	—	8,600	(8,600)	—
Patented/unpatented technology	3 years	12,774	(12,626)	148	12,774	(12,478)	296
Customer relationships	4 to 15 years	154,215	(80,349)	73,866	154,205	(77,936)	76,269
Trademarks (definite lived)	20 years	448	(153)	295	434	(115)	319
Restrictive covenants	3 to 10 years	30,932	(14,108)	16,824	30,932	(12,518)	18,414

		536,969	(445,836)	91,133	536,945	(441,647)	95,298
Trademarks	Indefinite	243,300	—	243,300	243,300	—	243,300

		$780,269	$(445,836)	$334,433	$780,245	$(441,647)	$338,598

Amortization expense related to other intangible assets was $4.1 million and $3.6 million for the three months ended April 4, 2015 and March 29, 2014, respectively.

Based on intangible assets in service as of April 4, 2015, estimated amortization expense for the remainder of fiscal 2015 and each of the five succeeding fiscal years is $12.0 million for the remainder of fiscal 2015, $14.5 million for 2016, $12.0 million for 2017, $10.1 million for 2018, $8.3 million for 2019 and $7.4 million for 2020.

10.	Debt

Debt obligations as of April 4, 2015 and January 3, 2015 consisted of the following:

	April 4,	January 3,
In thousands	2015	2015
Senior secured term loan facility, net of original issue discount of $14.6 million, Term Loan variable rate, 7.00% at April 4, 2015, with quarterly interest payments, principal due and payable at maturity - September 2021	$756,574	$758,078
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $36.8 million in April and October, principal due and payable at maturity - October 2017	736,670	736,670

	1,493,244	1,494,748
Equipment financing arrangements	2,872	3,508
Capital lease obligations	756	896

Total debt	$1,496,872	$1,499,152

Senior Secured Credit Facilities

On September 23, 2014, Visant entered into a Credit Agreement (the “Credit Agreement”) with Visant Secondary Holdings Corp. (“Holdings”), the lending institutions from time to time parties thereto (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent. The Credit Agreement established senior secured credit facilities in an aggregate amount of $880.0 million, consisting of a $775.0 million Term Loan Facility maturing in 2021 that will amortize on a basis of 1.00% annually during the seven-year term, along with a $105.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”) maturing in 2019, which includes a $40.0 million letter of credit facility. If the aggregate amount of certain senior unsecured notes (including the Senior Notes) outstanding on July 2, 2017 is greater than $250.0 million, both facilities will mature on July 2, 2017.

Interest on all loans under the Credit Agreement is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the Term Loan Facility and the Revolving Credit Facility accrue interest at a rate equal to, at our option, a base rate (“ABR”) (such as prime rate or LIBOR) plus an applicable margin. The applicable margin is based on our leverage ratio, ranging from 5.50% to 6.00% in the case of LIBOR and 4.50% to 5.00% in the case of ABR. The term loan facility is subject to a 1% prepayment premium in the event of certain repricing events within one year of the closing date of the Credit Agreement. The Credit Agreement allows Visant, subject to certain conditions, including compliance with a minimum leverage test, to incur additional term loans and revolving borrowing commitments in an aggregate principal amount of up to $125.0 million plus voluntary prepayments and voluntary commitment reductions, less the aggregate amount of new loan commitments and certain other permitted indebtedness incurred. Amounts borrowed under the Term Loan Facility that are repaid or prepaid may not be reborrowed.

All obligations under the Credit Agreement are unconditionally guaranteed by Holdings, and, subject to certain exceptions, each of the Company’s existing and future domestic wholly-owned subsidiaries (the “Subsidiary Guarantors”). All obligations under the Credit Agreement, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements, in each case, with lenders or affiliates of lenders), are, subject to certain exceptions, secured by (i) all of the Company’s stock and the capital stock of each of the Company’s existing and future subsidiaries, except that with respect to foreign subsidiaries such security interest is limited to 66% of the capital stock of “first-tier” foreign subsidiaries, and (ii) substantially all of the tangible and intangible assets of the Company, Holdings and each Subsidiary Guarantor.

The Credit Agreement requires us to maintain a maximum first lien secured debt to consolidated EBITDA ratio, which is tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement. The Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens, mergers, consolidations, liquidations and dissolutions, asset sales, restricted payments, including dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The Credit Agreement also contains customary events of default subject, to the extent applicable, to customary grace periods. The Credit Agreement provides a $250.0 million basket for repayment of senior secured or senior unsecured notes, including the Senior Notes.

Transaction fees and related costs of $17.2 million associated with the Credit Agreement have been capitalized and are amortized as interest expense over the life of the Credit Agreement.

As of April 4, 2015, the annual interest rate under the Revolving Credit Facility was LIBOR (with a LIBOR floor of 1.00%) plus 6.00% or ABR plus 5.00%, in each case, with step-downs based on the total leverage ratio.

As of April 4, 2015, there was $19.6 million outstanding in the form of letters of credit under the Revolving Credit Facility, leaving $85.4 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay quarterly commitment fees of 0.50% on the unused portion of the Revolving Credit Facility, with a step-down to 0.375% if the consolidated first lien secured debt to consolidated EBITDA ratio is at or below 3.00 to 1.00, as well as a quarterly letter of credit fee at a rate per annum equal to the applicable margin for LIBOR loans or the face amount of any outstanding letters of credit plus a fee computed at a rate for each day equal to 0.125% per annum.

The annualized weighted average interest rates on short term borrowings under the Company’s respective revolving credit facilities were 8.3% for the three months ended April 4, 2015.

Senior Notes

In connection with the issuance of the Senior Notes in aggregate principal amount of $750.0 million, Visant and the U.S. Subsidiary Guarantors entered into an Indenture among Visant, the U.S. Subsidiary Guarantors and U.S. Bank National Association, as trustee (the “Indenture”). The Senior Notes are guaranteed on a senior unsecured basis by the U.S. Subsidiary Guarantors. Interest on the notes accrues at the rate of 10.00% per annum and is payable semi-annually in arrears on April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15.

The Senior Notes are senior unsecured obligations of Visant and the U.S. Subsidiary Guarantors and rank (i) equally in right of payment with any existing and future senior unsecured indebtedness of Visant and the U.S. Subsidiary Guarantors; (ii) senior to all of Visant’s and the U.S. Subsidiary Guarantors’ existing, and any of Visant’s and the U.S. Subsidiary Guarantors’ future, subordinated indebtedness; (iii) effectively junior to all of Visant’s existing and future secured obligations and the existing and future secured obligations of the U.S. Subsidiary Guarantors, including indebtedness under the Credit Facilities, to the extent of the value of the assets securing such obligations; and (iv) structurally subordinated to all liabilities of Visant’s existing and future subsidiaries that do not guarantee the Senior Notes. The Senior Notes are redeemable, in whole or in part, under certain circumstances. Upon the occurrence of certain change of control events, the holders have the right to require Visant to offer to purchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended April 4, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of April 4, 2015, the Company had three outstanding interest rate derivatives with an outstanding aggregate notional amount of $450.0 million.

The effective portion of changes in the fair value of derivatives which qualify as and are designated as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of April 4, 2015, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $2.6 million will be reclassified as an increase to interest expense through the first fiscal quarter of 2016.

The fair value of outstanding derivative instruments as of April 4, 2015 and January 3, 2015 was as follows:

Classification in the Consolidated Balance Sheets

In thousands		April 4, 2015	January 3, 2015
Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$2,611	$2,741
Interest rate swaps	Other noncurrent liabilities	523	680

Total		$3,134	$3,421

The following table summarizes the activity of derivative instruments that qualify for hedge accounting as of January 3, 2015 and April 4, 2015 and the impact of such derivative instruments on accumulated other comprehensive loss for the three months ended April 4, 2015:

In thousands	January 3, 2015	Amount of loss recognized in Accumulated Other Comprehensive Loss on derivatives (effective portion)	Amount of loss reclassified from Accumulated Other Comprehensive Loss to interest expense (effective portion)	April 4, 2015
Interest rate swaps designated as cash flow hedges	$(3,421)	$(434)	$721	$(3,134)

The following table provides the location in the Company’s financial statements of the recognized gain or loss related to such derivative instruments:

In thousands	April 4, 2015	March 29, 2014
Interest rate swaps designated as cash flow hedges recognized in interest expense	$721	$801

Based on an evaluation of the inputs used, the Company has categorized its derivative instruments to be within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the derivative instruments at the end of the applicable reporting period.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of April 4, 2015 and March 29, 2014, the Company did not have any derivatives outstanding that were not designated as hedges.

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of April 4, 2015, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $3.3 million. As of April 4, 2015, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at April 4, 2015, it could have been required to settle its obligations under the agreements at their termination value of $3.3 million.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $12.3 million outstanding as of April 4, 2015 with delivery dates occurring through fiscal 2015. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of April 4, 2015, the fair market value of open precious metal forward contracts was $12.0 million based on quoted future prices for each contract.

13.	Income Taxes

The estimated full-year effective tax rate for fiscal 2015 is 39.2% before taking into account the impact of $0.7 million of discrete tax items. The combined effect of the annual estimated effective tax rate and discrete tax items resulted in a reported tax rate of 36.0% for the three-month period ended April 4, 2015.

The estimated full-year effective tax rate for fiscal 2014 was 47.0% before taking into account the impact of less than $0.1 million of discrete tax items. The combined effect of the annual estimated effective tax rate and the discrete tax items resulted in a reported tax rate of 46.8% for the three-month period ended March 29, 2014.

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit income for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Service cost	$365	$332	$—	$—
Interest cost	4,029	4,467	8	11
Expected return on plan assets	(5,828)	(5,907)	—	—
Amortization of prior service cost	—	—	(69)	(69)
Amortization of net actuarial loss	1,092	652	9	11

Net periodic benefit income	$(342)	$(456)	$(52)	$(47)

For the three months ended April 4, 2015, the Company contributed $0.7 million to its non-qualified pension plans. Of these contributions, less than $0.1 million related to the Lehigh non-qualified pension plan. The payments made during the three months ended April 4, 2015 were consistent with the amounts anticipated by the Company as of January 3, 2015. As a result of the July 2014 sale of the Lehigh Direct business, during the third fiscal quarter of 2014, following notice from the plan fund administrator, the Company recorded a charge in income from discontinued operations, net of tax, of $3.4 million, net of tax, related to the estimated withdrawal liability of The Lehigh Press LLC from a multi-employer pension plan under which certain collectively bargained Lehigh Direct production employees participated. The Company settled the outstanding liability in February 2015 and recorded the change in estimate in discontinued operations in the three months ended April 4, 2015.

15.	Stock-Based Compensation

2004 Stock Option Plan

In connection with the closing of the Transactions, Holdco established a new stock option plan, which permits Holdco to grant to key employees and certain other persons of Holdco and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdco Class A Common Stock. Options granted under the 2004 Plan may consist of time vesting options or performance vesting options. The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. Options granted under the 2004 Plan began expiring in the fourth quarter of 2014. The 1,773 options issued under the 2004 Plan in April 2007 that remain outstanding expire on the tenth anniversary of the grant date, i.e., on or about April 2017.

Jostens Long-Term Incentives

Certain key Jostens employees participate in Jostens long-term incentive programs. The programs provide for the grant of phantom shares to the participating employee, which are subject to vesting and other terms and conditions and restrictions of the share award, which may include meeting certain performance metrics and continued employment. The grants will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested. In connection with the program put into place in 2012 (the “2012 LTIP”), payments in the aggregate of $0.5 million were approved for payment on March 11, 2015. Shares not vested under the 2012 LTIP, including based on the respective performance target not being achieved, were forfeited without payment.

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

During the fourth quarter of 2014, Jostens implemented a long-term phantom share incentive program with certain of Jostens’ key employees (the “Jostens 2014 LTIP”). The grants of phantom shares to the participating employees were made on terms similar to the Jostens 2013 LTIP, provided that fifty percent (50%) of each employee’s award is a time vesting grant of phantom shares and fifty percent (50%) is a performance vesting grant of a cash award opportunity. The time vesting award will become vested as to one hundred percent (100%) of the shares upon the earlier to occur of a change in control (as defined in the award letter) or January 15, 2017, subject to continued employment through the respective date; the performance vesting award will become vested upon the earlier to occur of a change in control or January 15, 2017, provided that if the vesting event is January 15, 2017, the performance vesting award shall vest subject only to Jostens having met certain performance targets and, in either case, continued employment. The awards provide for certain vesting and settlement of the time vesting award upon an employee’s death or disability (as defined in the award letter) based on the period of employment from the grant date, or, in the case of an employee’s termination without cause, within 120 days prior to January 15, 2017, vesting of the time vesting award and the performance vesting award, in the latter case, so long as the performance targets are otherwise met.

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

During the first quarter of 2015, a long-term phantom share incentive was given to Jostens CEO, Chuck Mooty, who is also a member of the Company’s Board of Directors. A portion of the award is a time vesting award (“Time Vesting Award”) which vests 100% on the earlier of a change in control of the Company or January 15, 2018. There is no partial vesting of the Time Vesting Award. The Time Vesting Award provides for certain vesting and settlement of the award upon the employee’s death or disability (as defined in the award letter) based on the period of employment from the grant date, or in the case of an employee’s termination without cause by the Company or termination with good reason (as defined by the award letter). The other portion of the incentive are time and performance vesting awards (“Time and Performance Vesting Awards”) which vest on the earlier of a change in control of the Company January 15, 2018, subject to the achievement of certain performance targets related to EBITDA and capital spending. There is no partial vesting of the Time and Performance Vesting Awards. The Time and Performance Vesting Awards provide for certain vesting and settlement of the awards upon an employee’s death or disability (as defined in the award letter) based on the period of employment from the grant date, or in the case of an employee’s termination without cause within 120 days prior to January 15, 2018, vesting of the Time and Performance Vesting Awards, in the latter case, so long as the performance targets are otherwise met. The shares that vest under the Time Vesting Award will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested under the Time Vesting Award, as of the respective determination date. The Time and Performance Vesting Awards that vest will be settled at the amount of cash equal to the performance vesting award opportunity.

The Company has issued and may from time to time issue phantom equity in the form of phantom shares or earned appreciation rights to certain employees of its other subsidiaries for the purpose of assuring retention of talent aligned with long-term performance and strategic objectives.

The following table summarizes the long-term incentive activity for the Company:

Units in thousands	2015 Activity
Outstanding at January 3, 2015	136
Granted	127
Settled/Paid	(18)
Forfeited/Cancelled	—

Outstanding at April 4, 2015	245

Vested or expected to vest at April 4, 2015	245

For the three months ended April 4, 2015 and March 29, 2014, Visant recognized total stock-based compensation expense of $0.6 million and $0.4 million, respectively. Stock-based compensation is included in selling and administrative expenses.

As of April 4, 2015, there was $7.0 million of unrecognized stock-based compensation expense related to the long-term incentive plans to be recognized over a weighted-average period of 2.3 years.

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

16.	Business Segments

The Company’s three reportable segments consist of:

•	Scholastic — provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•	Memory Book — provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•	Publishing and Packaging Services — provides services in conjunction with the development, marketing, sale and production of books, book components and packaging.

The following table presents information of the Company by business segment.

	Three months ended
In thousands	April 4, 2015	March 29, 2014	$ Change	% Change
Net sales
Scholastic	$142,339	$139,113	$3,226	2.3%
Memory Book	6,240	5,383	$857	15.9%
Publishing and Packaging Services	21,056	24,316	$(3,260)	(13.4%)
Inter-segment eliminations	(25)	(244)	$219	NM

	$169,610	$168,568	$1,042	0.6%

Operating income (loss)
Scholastic	$22,927	$20,259	$2,668	13.2%
Memory Book	(9,636)	(8,942)	$(694)	(7.8%)
Publishing and Packaging Services	1,192	2,058	$(866)	(42.1%)

	$14,483	$13,375	$1,108	8.3%

Depreciation and Amortization
Scholastic	$6,697	$6,008	$689	11.5%
Memory Book	3,171	3,190	$(19)	(0.6%)
Publishing and Packaging Services	3,526	3,440	$86	2.5%

	$13,394	$12,638	$756	6.0%

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $1.0 million and $1.0 million as of the three-month periods ended April 4, 2015 and March 29, 2014, respectively. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

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

KKR Capital Markets LLC, an affiliate of one of our Sponsors, assisted in placing the Credit Facilities, for which it received customary fees. KKR Capital Markets LLC and its affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company or its affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

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

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Credit Facilities and the Senior Notes are guaranteed by certain of its 100% owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Included in the presentation of “Earnings in subsidiary, net of tax” is the elimination of intercompany interest expense incurred by the guarantors in the amount of $32.7 million and $33.2 million for the three-month periods ended April 4, 2015 and March 29, 2014, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

Three months ended April 4, 2015

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$167,883	$1,871	$(144)	$169,610
Cost of products sold	—	68,329	1,366	(144)	69,551

Gross profit	—	99,554	505	—	100,059
Selling and administrative expenses	169	82,710	1,153	—	84,032
Gain on disposal of assets	—	(335)	—	—	(335)
Special charges	1,768	111	—	—	1,879

Operating (loss) income	(1,937)	17,068	(648)	—	14,483
Equity in loss of affiliate	1,821	—	—	—	1,821
Interest expense, net	34,948	33,158	1	(32,749)	35,358

Loss before income taxes	(38,706)	(16,090)	(649)	32,749	(22,696)
Benefit from income taxes	(319)	(7,675)	(172)	—	(8,166)

Loss from continuing operations	(38,387)	(8,415)	(477)	32,749	(14,530)
Income from discontinued operations, net of tax	106	—	—	—	106
Earnings in subsidiary, net of tax	(23,857)	477	—	23,380	—

Net loss	$(14,424)	$(8,892)	$(477)	$9,369	$(14,424)

Comprehensive loss	$(13,978)	$(8,270)	$(832)	$9,102	$(13,978)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

Three months ended March 29, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$167,421	$1,945	$(798)	$168,568
Cost of products sold	—	69,842	889	(798)	69,933

Gross profit	—	97,579	1,056	—	98,635
Selling and administrative expenses	(2,512)	85,243	1,386	—	84,117
Gain on disposal of assets	—	(203)	—	—	(203)
Special charges	—	873	473	—	1,346

Operating income (loss)	2,512	11,666	(803)	—	13,375
Interest expense, net	38,428	33,338	208	(33,191)	38,783

Loss before income taxes	(35,916)	(21,672)	(1,011)	33,191	(25,408)
Benefit from income taxes	(3,981)	(7,688)	(223)	—	(11,892)

Loss from continuing operations	(31,935)	(13,984)	(788)	33,191	(13,516)
(Loss) Income from discontinued operations, net of tax	(4,582)	6,882	1,181	134	3,615
Earnings in subsidiary, net of tax	(26,616)	(393)	—	27,009	—

Net (loss) income	$(9,901)	$(6,709)	$393	$6,316	$(9,901)

Comprehensive (loss) income	$(9,285)	$(6,351)	$301	$6,050	$(9,285)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

April 4, 2015

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$31,928	$(930)	$1,897	$—	$32,895
Accounts receivable, net	700	59,273	1,783	(485)	61,271
Inventories	—	100,654	2,284	—	102,938
Salespersons overdrafts, net	—	18,097	1,280	—	19,377
Prepaid expenses and other current assets	925	21,136	30	—	22,091
Income tax receivable	14,702	—	—	—	14,702
Intercompany receivable	21,416	—	—	(21,416)	—
Deferred income taxes	13,149	14,093	—	—	27,242
Current assets of discontinued operations	1,480	1,114	—	—	2,594

Total current assets	84,300	213,437	7,274	(21,901)	283,110
Property, plant and equipment, net	37	118,245	456	—	118,738
Goodwill	—	725,091	23,673	—	748,764
Intangibles, net	—	326,193	8,240	—	334,433
Deferred financing costs, net	23,178	—	—	—	23,178
Deferred income taxes	—	—	1,677	—	1,677
Intercompany receivable	1,579,412	111,047	—	(1,690,459)	—
Other assets	29,646	13,426	285	—	43,357
Investment in subsidiaries	868,328	93,257	—	(961,585)	—

Total assets	$2,584,901	$1,600,696	$41,605	$(2,673,945)	$1,553,257

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$2,023	$30,651	$556	$(485)	$32,745
Accrued employee compensation and related taxes	5,604	13,165	462	—	19,231
Commissions payable	—	17,324	289	—	17,613
Customer deposits	—	218,743	8,026	—	226,769
Income taxes payable	8,402	(7,513)	(889)	—	—
Interest payable	7,759	1,267	5	—	9,031
Current portion of long-term debt and capital leases	1,757	67	—	—	1,824
Intercompany payable	—	21,416	—	(21,416)	—
Other accrued liabilities	7,252	21,988	20	—	29,260
Current liabilities of discontinued operations	6,775	170	—	—	6,945

Total current liabilities	39,572	317,278	8,469	(21,901)	343,418
Long-term debt and capital leases - less current maturities	1,596,543	1,581,739	18	(1,690,459)	1,487,841
Intercompany payable	1,414,574	(1,372,293)	(60,139)	17,858	—
Deferred income taxes	(11,117)	118,711	—	—	107,594
Pension liabilities, net	22,450	68,235	—	—	90,685
Other noncurrent liabilities	3,156	18,698	—	—	21,854

Total liabilities	3,065,178	732,368	(51,652)	(1,694,502)	2,051,392
Mezzanine equity	7	—	—	—	7
Stockholder’s (deficit) equity	(480,284)	868,328	93,257	(979,443)	(498,142)

Total liabilities, mezzanine equity and stockholders’ deficit	$2,584,901	$1,600,696	$41,605	$(2,673,945)	$1,553,257

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2015

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$48,603	$(1,565)	$2,582	$—	$49,620
Accounts receivable, net	903	50,674	1,714	—	53,291
Inventories	—	82,804	2,180	—	84,984
Salespersons overdrafts, net	—	18,267	972	—	19,239
Prepaid expenses and other current assets	1,329	17,111	36	—	18,476
Income tax receivable	14,702	—	—	—	14,702
Intercompany receivable	26,722	912	68	(27,702)	—
Deferred income taxes	5,837	14,093	—	—	19,930
Current assets of discontinued operations	2,380	—	—	—	2,380

Total current assets	100,476	182,296	7,552	(27,702)	262,622
Property, plant and equipment, net	47	118,569	529	—	119,145
Goodwill	—	725,091	23,795	—	748,886
Intangibles, net	—	330,353	8,245	—	338,598
Deferred financing costs, net	24,290	—	—	—	24,290
Deferred income taxes	—	—	1,782	—	1,782
Intercompany receivable	168,398	104,854	58,568	(331,820)	—
Other assets	31,471	10,020	198	—	41,689
Investment in subsidiaries	876,598	94,089	—	(970,687)	—
Long-term assets of discontinued operations	—	1,000	—	—	1,000

Total assets	$1,201,280	$1,566,272	$100,669	$(1,330,209)	$1,538,012

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,276	$21,157	$233	$—	$26,666
Accrued employee compensation and related taxes	6,089	19,806	375	—	26,270
Commissions payable	—	7,047	429	—	7,476
Customer deposits	—	171,958	5,934	—	177,892
Income taxes payable	1,123	(661)	(457)	—	5
Interest payable	19,830	74	—	—	19,904
Current portion of long-term debt and capital leases	7,760	1,758	6	—	9,524
Intercompany payable	883	26,819	—	(27,702)	—
Other accrued liabilities	5,139	20,712	40	—	25,891
Current liabilities of discontinued operations	7,249	300	—	—	7,549

Total current liabilities	53,349	268,970	6,560	(27,702)	301,177
Long-term debt and capital leases - less current maturities	1,487,002	2,606	20	—	1,489,628
Intercompany payable	104,859	209,103	—	(313,962)	—
Deferred income taxes	(11,174)	119,244	—	—	108,070
Pension liabilities, net	22,300	70,427	—	—	92,727
Other noncurrent liabilities	4,854	19,435	—	—	24,289
Long-term liabilities of discontinued operations	4,933	(111)	—	—	4,822

Total liabilities	1,666,123	689,674	6,580	(341,664)	2,020,713
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(464,854)	876,598	94,089	(988,545)	(482,712)

Total liabilities, mezzanine equity and stockholders’ deficit	$1,201,280	$1,566,272	$100,669	$(1,330,209)	$1,538,012

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended April 4, 2015

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net loss	$(14,424)	$(8,892)	$(477)	$9,369	$(14,424)
Other cash provided by (used in) operating activities	(908)	26,043	(44)	(9,369)	15,722
Net cash used in discontinued operations	(4,401)	(133)	—	—	(4,534)

Net cash (used in) provided by operating activities	(19,733)	17,018	(521)	—	(3,236)
Purchases of property, plant and equipment	—	(9,606)	—	—	(9,606)
Proceeds from sale of property and equipment	—	468	—	—	468
Intercompany payable (receivable)	286	(6,188)	—	5,902	—

Net cash provided by (used in) investing activities	286	(15,326)	—	5,902	(9,138)
Repayments of long-term debt and capital leases	(1,939)	(771)	—	—	(2,710)
Intercompany payable	6,188	(286)	—	(5,902)	—
Distribution to shareholder	(1,457)	—	—	—	(1,457)
Debt financing costs	(20)	—	—	—	(20)

Net cash provided by (used in) financing activities	2,772	(1,057)	—	(5,902)	(4,187)
Effect of exchange rate changes on cash and cash equivalents	—	—	(164)	—	(164)

(Decrease) increase in cash and cash equivalents	(16,675)	635	(685)	—	(16,725)
Cash and cash equivalents, beginning of period	48,603	(1,565)	2,582	—	49,620

Cash and cash equivalents, end of period	$31,928	$(930)	$1,897	$—	$32,895

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 29, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(9,901)	$(6,709)	$393	$6,316	$(9,901)
Other cash used in provided by (used in) operating activities	17,010	36,905	2,755	(6,316)	50,354
Net cash (used in) provided by discontinued operations	(9,063)	6,861	(2,794)	—	(4,996)

Net cash (used in) provided by operating activities	(1,954)	37,057	354	—	35,457
Purchases of property, plant and equipment	—	(6,787)	—	—	(6,787)
Proceeds from sale of property and equipment	—	206	—	—	206
Intercompany receivable	(1,169)	(33,651)	—	34,820	—
Net cash used in discontinued operations	—	(792)	(12)	—	(804)

Net cash used in investing activities	(1,169)	(41,024)	(12)	34,820	(7,385)
Repayments of long-term debt and capital leases	(2)	(734)	(2)	—	(738)
Intercompany receivable	33,652	1,168	—	(34,820)	—
Excess tax benefit from share based arrangements	36	—	—	—	36
Net cash used in discontinued operations	—	(473)	(91)	—	(564)

Net cash provided by (used in) financing activities	33,686	(39)	(93)	(34,820)	(1,266)
Effect of exchange rate changes on cash and cash equivalents	—	—	66	—	66

Increase (Decrease) in cash and cash equivalents	30,563	(4,006)	315	—	26,872
Cash and cash equivalents, beginning of period	83,633	2,695	9,714	—	96,042

Cash and cash equivalents, end of period	$114,196	$(1,311)	$10,029	$—	$122,914

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expectations with respect to future cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but rather predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties, including those risks and uncertainties identified under, Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended January 3, 2015, as well as those discussed elsewhere in this report. Actual results may differ materially from current expectations.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness and our ability to service the indebtedness;

•	our ability to implement our business strategy in a timely and effective manner;

•	competitive factors and pressures;

•	our ability to consummate acquisitions and dispositions on acceptable terms and to integrate acquisitions successfully and to achieve anticipated synergies;

•	global market and economic conditions;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	the seasonality of our businesses;

•	the loss of significant customers or customer relationships;

•	Jostens’ reliance on independent sales representatives;

•	our reliance on numerous complex information systems and associated security risks;

•	the amount of capital expenditures required at our businesses;

•	developments in technology and related changes in consumer behavior;

•	the reliance of our businesses on limited production facilities;

•	labor disturbances;

•	environmental obligations and liabilities;

•	risks associated with doing business outside the United States;

•	the enforcement of intellectual property rights;

•	the impact of changes in applicable law and regulations, including tax legislation;

•	the application of privacy laws and other related obligations and liabilities for our business;

•	control by our stockholders;

•	changes in market value of the securities held in our pension plans; and

•	risks associated with our minority investment.

We caution you not to place undue reliance on these forward-looking statements, and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date they are made, are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements in light of new information, future events or otherwise, except as required by law. Comparisons of results for current and prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

GENERAL

We are a marketing and publishing services enterprise primarily servicing the school affinity, educational and trade publishing and packaging segments.

Today we sell our products and services to end customers through several different sales channels, including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, the availability of school funding, product and service offerings and quality and price.

Since our inception we have completed acquisitions that have allowed us to complement and expand our core capabilities, accelerate into market segment adjacencies, as well as enabled us to divest non-core businesses and deleverage. We anticipate that we will continue to pursue this strategy of consummating complementary acquisitions to support expansion of our product offerings and services, including to address marketplace dynamics, developments in technology and changing consumer behaviors, broaden our geographic reach and capture opportunities for synergies, as well as availing ourselves of strategic opportunities and market conditions for transacting businesses in the Visant portfolio.

Recent Developments

During the third quarter of 2014, we sold substantially all of the assets of our Lehigh Direct operations of The Lehigh Press LLC subsidiary (“Lehigh”) for $22.0 million, before customary working capital adjustments (the “Lehigh Transaction”). We applied the net proceeds from the sale to repayment of outstanding indebtedness under our senior secured credit facilities then in place.

On July 25, 2014, we entered into a definitive Omnibus Transaction Agreement (the “OTA”) to combine our Arcade business (“Arcade”) with the Bioplan business of OCM Luxembourg Ileos Holdings S.à.r.l. (“Ileos”) and Tripolis Holdings S.à.r.l. (“Luxco”) to form a new strategic venture under Luxco (the “Arcade Transaction”). The Arcade Transaction was completed on September 23, 2014, whereby in exchange for our contribution of 100% of the capital stock of Arcade, we received approximately $334.5 million in cash proceeds and a 25% minority equity interest in Luxco. Pursuant to the minority equity interest, we have certain minority voting rights and the right to designate two directors to the board of managers of Luxco so long as we maintain a particular level of ownership in the equity of Luxco. We used the proceeds of the Arcade Transaction to repay certain indebtedness in connection with the refinancing of our senior secured credit facilities discussed below. Our equity interest in Luxco is accounted for under the equity method of accounting as prescribed by accounting principles generally accepted in the United States of America. On May 7, 2015, Luxco completed a transaction with EPOF III (“Oaktree”) whereby Oaktree contributed $78.0 million of cash for Convertible Preferred Equity Certificates (“CPEC”). The CPECs, which have an 8% stated rate that are paid-in-kind and can be converted into common shares at the option of Oaktree, were part of a transaction to repurchase a total of $130.0 million of originally issued 1st and 2nd Lien Term Loan debt of Luxco from the bank group. In the event Oaktree exercises its option to convert its CPECs into common shares, the resulting share issuance would dilute the Company’s ownership interest in Luxco.

On September 23, 2014, we completed the refinancing of our senior secured credit facilities pursuant to which we terminated our existing senior secured credit agreement and entered into a new senior secured credit agreement (the “Credit Agreement”) with Visant Secondary Holdings Corp. (“Holdings”), the lending institutions from time to time parties thereto and Credit Suisse AG, as administrative agent and collateral agent. The Credit Agreement establishes new senior secured credit facilities in an aggregate amount of $880.0 million, consisting of a $775.0 million term loan facility (the “Term Loan Facility’) and a $105.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”).

On November 3, 2014, our Phoenix Color Corp. subsidiary (“Phoenix Color”) completed a purchase of assets of Brady Palmer Label Corp., a provider of book components and labels (“Brady Palmer”). The existing Brady Palmer operations have been transitioned into Phoenix Color’s Hagerstown, Maryland facility.

As a result of the completion of the Lehigh Transaction and the Arcade Transaction during the third quarter of 2014, effective for the quarterly period ended September 27, 2014, the results of these businesses, which comprised a portion of our Marketing and Publishing Services segment, have been reclassified on the condensed consolidated statement of operations to a single line captioned “Income from discontinued operations, net of tax.” Previously, the results of these businesses included certain allocated corporate costs, which costs have been reallocated to our remaining continuing operations on a retrospective basis, which continuing operations are now comprised of our Scholastic and Memory Book and Publishing and Packaging Services segments. Our consolidated results for all periods disclosed in this report are exclusive of these discontinued operations. Further information regarding the presentation of our financial condition and results of operations for our continuing operations is provided elsewhere in this report in Note 4, Discontinued Operations, and this Item 2.

Our Segments

Our three reportable segments as of April 4, 2015 consisted of:

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

The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is in part attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate any continued volatility of precious metal costs and the impact on our manufacturing costs, we have entered into purchase commitments for gold which we believe will cover the majority of our need for gold for the remainder of fiscal 2015.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. We continue to see the impact of restrictions on school budgets, which affects spending at the state and local levels, resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services and heightened pricing pressure on our core Memory Book products and services. The continued cautious consumer spending environment also contributes to more constrained levels of spending on purchases in our Memory Book and Scholastic segments made directly by the student and parent. Funding constraints have impacted textbook adoption cycles, which are being extended in many states due to fiscal pressures. These developments continue to adversely affect orders being placed by our Publishing and Packaging Services customers and volume in our elementary/high school publishing services products and services. The shift towards digital books has generally impacted trade book publishing, including negatively impacting our publishing services business in terms of fewer printed copies of books as well as shorter print runs. However, we believe that this trend has stabilized since 2013. To address changes in technology, consumer behavior and user preferences, we have continued to diversify, expand and improve our product and service offerings and the manner in which we sell our products and services, including through improved e-commerce tools.

We seek to distinguish ourselves based on our capabilities, innovative service offerings to our customers, quality and organizational and financial strength. In addition, to address the dynamics impacting our businesses, we have continued to implement and identify new efforts to reduce costs and drive operating efficiencies, including through the restructuring and integration of our operations and the rationalization of sales, administrative and support functions. For additional financial and other information about our operating segments, see Note 16, Business Segments, to our condensed consolidated financial statements included elsewhere herein.

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJMBP III completed the Transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade. The Transactions were accounted for as a combination of interests under common control. On April 16, 2015, DLJMBP III and certain of its affiliates transferred all of their interests in Holdco to Gamma LP, an affiliated fund of DLJMBP III.

As of May 7, 2015, affiliates of KKR and Gamma LP held approximately 49.6% and 41.4%, respectively, of Holdco’s voting interest, while each held approximately 45.1% of Holdco’s economic interest. As of May 7, 2015, the other co-investors held approximately 8.2% of the voting interest and approximately 9.0% of the economic interest of Holdco, and members of management held approximately 0.8% of the voting interest and approximately 0.8% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

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

On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, the continued value of goodwill and other intangibles, the recoverability of long-lived assets, income tax and pension and other postretirement benefits. We base our estimates and assumptions on historical experience, the use of independent third-party specialists and various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ materially from these estimates and assumptions under different circumstances or conditions.

There have been no material changes to our critical accounting policies and estimates as described in Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

RESULTS OF OPERATIONS

Three Months Ended April 4, 2015 Compared to the Three Months Ended March 29, 2014

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended April 4, 2015 and March 29, 2014. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Three months ended
In thousands	April 4, 2015	March 29, 2014	$ Change	% Change
Net sales	$169,610	$168,568	$1,042	0.6%
Cost of products sold	69,551	69,933	(382)	(0.5%)

Gross profit	100,059	98,635	1,424	1.4%
% of net sales	59.0%	58.5%

Selling and administrative expenses	84,032	84,117	(85)	(0.1%)
% of net sales	49.5%	49.9%

Gain on disposal of fixed assets	(335)	(203)	(132)	NM
Special charges	1,879	1,346	533	NM

Operating income	14,483	13,375	1,108	8.3%
% of net sales	8.5%	7.9%

Interest expense, net	35,358	38,783	(3,425)	(8.8%)
Equity in loss of affiliate	1,821	—	1,821	NM

Loss before income taxes	(22,696)	(25,408)	2,712	(10.7%)
Benefit from income taxes	(8,166)	(11,892)	3,726	(31.3%)

Loss from continuing operations	(14,530)	(13,516)	(1,014)	7.5%

Income from discontinued operations, net of tax	106	3,615	(3,509)	NM

Net loss	$(14,424)	$(9,901)	$(4,523)	45.7%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Publishing and Packaging Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month periods ended April 4, 2015 and March 29, 2014. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	April 4, 2015	March 29, 2014	$ Change	% Change
Net sales
Scholastic	$142,339	$139,113	$3,226	2.3%
Memory Book	6,240	5,383	857	15.9%
Publishing and Packaging Services	21,056	24,316	(3,260)	(13.4%)
Inter-segment eliminations	(25)	(244)	219	NM

Net sales	$169,610	$168,568	$1,042	0.6%

Operating income (loss)
Scholastic	$22,927	$20,259	$2,668	13.2%
Memory Book	(9,636)	(8,942)	(694)	(7.8%)
Publishing and Packaging Services	1,192	2,058	(866)	(42.1%)

Operating income (loss)	$14,483	$13,375	$1,108	8.3%

Depreciation and amortization
Scholastic	$6,697	$6,008	$689	11.5%
Memory Book	3,171	3,190	(19)	(0.6%)
Publishing and Packaging Services	3,526	3,440	86	2.5%

Depreciation and amortization	$13,394	$12,638	$756	6.0%

NM = Not meaningful

Net Sales. Consolidated net sales from continuing operations increased $1.0 million, or 0.6%, to $169.6 million for the first fiscal quarter ended April 4, 2015 compared to $168.6 million for the first fiscal quarter ended March 29, 2014.

Net sales for the Scholastic segment were $142.3 million for the first fiscal quarter of 2015, compared to $139.1 million for the first fiscal quarter of 2014. This increase was primarily attributable to increased volume in our graduation products.

Net sales for the Memory Book segment were $6.2 million for the first fiscal quarter of 2015, compared to $5.4 million for the first fiscal quarter of 2014. This increase was primarily attributable to higher volume.

Net sales for the Publishing and Packaging Services segment for the first fiscal quarter of 2015 were $21.1 million for the first quarter of 2015, compared to $24.3 million for the first fiscal quarter of 2014. This decrease was primarily due to lower book component volume compared to the first quarter of 2014, which included three major publisher titles.

Gross Profit. Consolidated gross profit increased approximately $1.4 million, or 1.4%, to $100.1 million for the three months ended April 4, 2015 from $98.6 million for the three months ended March 29, 2014. The increase in gross profit was primarily due to the increased sales in the Scholastic and Memory Book segments, offset by a decrease in sales in the Publishing and Packaging Services segment. As a percentage of net sales, gross profit margin for the three months ended April 4, 2015 increased to 59.0% from 58.5% for the comparative period in 2014.

Selling and Administrative Expenses. Selling and administrative expenses decreased $0.1 million, or 0.1%, to $84.0 million for the three months ended April 4, 2015 from $84.1 million for the comparative period in 2014. This decrease was primarily due to decreased professional and legal fees offset by increased commissions, depreciation and amortization expense.

Special Charges. For the three months ended April 4, 2015, we recorded $1.8 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Also included in special charges for the three months ended April 4, 2015 was $0.1 million of severance and related benefits in the Publishing and Packaging

Services segment. These restructuring charges were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were six in the Publishing and Packaging Services segment and three related to corporate management positions.

For the three months ended March 29, 2014, we recorded $0.8 million, $0.2 million and $0.1 million of restructuring costs in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in special charges for the three months ended March 29, 2014 were $0.3 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount related to the above actions were 63, two and one in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income increased $1.1 million to $14.5 million for the three months ended April 4, 2015 compared to operating income of $13.4 million for the comparable period in 2014.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	April 4, 2015	March 29, 2014	$ Change	% Change
Interest expense	$33,792	$35,482	$(1,690)	(4.8%)
Amortization of debt discount, premium and deferred financing costs	1,567	3,302	(1,735)	(52.5%)
Interest income	(1)	(1)	—	NM

Interest expense, net	$35,358	$38,783	$(3,425)	(8.8%)

NM = Not meaningful

Net interest expense decreased $3.4 million to $35.4 million for the three months ended April 4, 2015 compared to $38.8 million for the comparative 2014 period. This decrease in interest expense was primarily due to lower average borrowings.

Income Taxes. The effective tax rates for the three months ended April 4, 2015 and March 29, 2014 were 36.0% and 46.8%, respectively. The decrease in the tax rate for the first quarter of 2015 compared to the first quarter of 2014 was due primarily to estimated state and foreign income taxes on increased pre-tax results forecasted for the year.

Income from Discontinued Operations, Net of Tax. We consummated the sale of our Arcade business on September 23, 2014. Additionally, we sold substantially all of the assets of our Lehigh Direct business in July 2014. The operations of these businesses resulted in net income of $3.6 million in the first quarter of 2014.

Net Loss. As a result of the foregoing, we reported a net loss of $14.4 million for the three months ended April 4, 2015 compared to a net loss of $9.9 million for the three months ended March 29, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity for the first three months of fiscal 2015 and 2014 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Three months ended
	April 4,	March 29,
In thousands	2015	2014
Net cash (used in) provided by operating activities	$(3,236)	$35,457
Net cash used in investing activities	(9,138)	(7,385)
Net cash used in financing activities	(4,187)	(1,266)
Effect of exchange rate changes on cash	(164)	66

(Decrease) Increase in cash and cash equivalents	$(16,725)	$26,872

For the three months ended April 4, 2015, cash used in operating activities was $3.2 million compared to cash provided by operating activities of $35.5 million for the comparative 2014 period. Included in cash flows from operating activities was cash used in discontinued operations of $4.5 million and $5.0 million for the three-month periods ended April 4, 2015 and March 29, 2014, respectively. Consequently, the cash provided by continuing operations was $1.3 million and $40.5 million for the first three months of fiscal 2015 and 2014, respectively. The decrease in cash provided by continuing operations was primarily attributable to the timing of cash interest payments and lower cash earnings. This reduction was partially offset by timing of cash flows from changes in working capital requirements.

Net cash used in investing activities for the three months ended April 4, 2015 was $9.1 million compared to $7.4 million for the comparative 2014 period. Included in cash flows from investing activities was cash used in discontinued operations of $0.8 million for the three-month period ended March 29, 2014. The increase in cash used in investing activities was primarily due to an increase in expenditures related to property, plant and equipment.

Net cash used in financing activities for the three months ended April 4, 2015 was $4.2 million, compared to $1.3 million for the comparative 2014 period. Included in cash flows from financing activities was cash used in discontinued operations of $0.6 million for the three-month period ended March 29, 2014. Net cash used in financing activities for the three months ended April 4, 2015 primarily consisted of payments under equipment financing arrangements and capital lease obligations and a distribution to Visant Holding Corp. Net cash used in financing activities for the three months ended March 29, 2014 consisted primarily of repayments of long-term debt related to equipment arrangements and capital lease obligations.

We use cash generated from operations primarily for debt service obligations and capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on- hand and, if consummated, future financings. Based upon our current level of operations, management expects our cash flows from operations along with availability under the Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt service and retirement obligations and related costs, and capital spending for the foreseeable future. To the extent we make additional acquisitions, we may require additional term loan borrowings under the Credit Facilities or new sources of funding, including additional debt or equity financing or some combination thereof, subject to the limitations of our existing debt instruments.

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

We have substantial debt service requirements and are highly leveraged. As of April 4, 2015, we had total indebtedness of $1,511.4 million, including $771.1 million outstanding under the Term Loan Facility, $736.7 million aggregate principal amount of Senior Notes, $3.6 million of outstanding borrowings under capital lease and equipment financing arrangements, and exclusive of $19.6 million of standby letters of credit outstanding and $14.6 million of original issue discount related to the Term Loan Facility. Our cash and cash equivalents as of April 4, 2015 totaled $32.9 million. As of April 4, 2015, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated first lien secured debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $85.4 million of available borrowings (net of standby letters of credit) under the $105.0 million Revolving Credit Facility as of April 4, 2015.

Our liquidity and our ability to fund our capital requirements will depend on the credit markets and our financial condition. The extent of any impact of credit market conditions on our liquidity and our ability to fund our capital requirements or to undertake future financings will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. Any refinancing of our debt could be on less favorable terms, including becoming subject to higher interest rates. In addition, the terms of our existing or future debt instruments, including the Credit Facilities or any replacement senior secured credit facilities and the indenture governing the Senior Notes, may restrict certain of our alternatives. We anticipate that, to the extent additional liquidity is necessary to fund our operations or to make acquisitions, it would be funded through additional borrowings under our Credit Facilities, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. The possibility of consummating any such financing will be subject to conditions in the capital markets at such time. We may not be able to obtain this additional liquidity when needed on terms acceptable to us or at all.

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

There were no material changes in our exposure to market risk during the quarter ended April 4, 2015. During 2014, the price of gold remained volatile. To mitigate the continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover the majority of our needs for the remainder of fiscal 2015. For additional information, refer to the discussion under Part I, Item 1, Note 12, Commitments and Contingencies, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, elsewhere in this report and Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

On March 12, 2015, the Company announced that Mr. Paul Carousso, Senior Vice President, Chief Financial Officer of the Company, would be completing his tenure with the Company during April 2015 and was replaced by Mr. James S. Simpson. Other than in connection with the foregoing, there was no change in our internal control over financial reporting during the quarter ended April 4, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our consolidated financial results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. These risk factors should be read in conjunction with the other information contained in our other SEC filings. You should carefully consider all of these risks.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.).

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(1)	By-Laws of Visant Corporation.

3.4(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations and Comprehensive Loss (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Visant Corporation’s Form S-4 (File no. 333-120386), filed on November 12, 2004.
(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(3)	Incorporated by reference to Visant Corporation’s Form 10-K, filed on March 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: May 19, 2015	/s/ Marc L. Reisch
Marc L. Reisch
President and Chief Executive Officer
(principal executive officer)

/s/ James S. Simpson
James S. Simpson
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)