Form 10-Q
period 2015-07-04
VISANT CORP
filed 2015-08-18
CIK 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.

333-120386	VISANT CORPORATION	90-0207604
(Incorporated in Delaware)
3601 Minnesota Drive
Minneapolis, Minnesota 55435
Telephone: (952) 830-3300

Former name or former address, if changed since last report

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

As of August 6, 2015, there were 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly, beneficially owned by Visant Holding Corp.).

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

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended		Six months ended
	July 4,	June 28,	July 4,	June 28,
In thousands	2015	2014	2015	2014
Net sales	$380,369	$389,444	$549,979	$558,012
Cost of products sold	139,130	144,930	208,681	214,863

Gross profit	241,239	244,514	341,298	343,149
Selling and administrative expenses	95,162	97,777	179,194	181,894
Gain on disposal of fixed assets	(6)	(122)	(341)	(325)
Special charges	54,174	4,253	56,053	5,599

Operating income	91,909	142,606	106,392	155,981
Interest expense, net	35,102	38,615	70,460	77,398
Equity in income of affiliate	(6,490)	—	(4,669)	—

Income before income taxes	63,297	103,991	40,601	78,583
Provision for income taxes	41,300	47,519	33,134	35,627

Income from continuing operations	21,997	56,472	7,467	42,956
Income from discontinued operations, net of tax	67	7,669	173	11,284

Net income	$22,064	$64,141	$7,640	$54,240

Comprehensive income	$20,143	$64,584	$6,165	$55,299

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	July 4, 2015	January 3, 2015
ASSETS
Cash and cash equivalents	$53,512	$49,620
Accounts receivable, net	71,963	53,291
Inventories	57,965	84,984
Salespersons overdrafts, net of allowance of $8,224 and $7,805, respectively	10,199	19,239
Prepaid expenses and other current assets	13,348	18,476
Income tax receivable	4,271	14,702
Deferred income taxes	19,625	19,930
Current assets of discontinued operations	1,795	2,380

Total current assets	232,678	262,622

Property, plant and equipment	400,467	384,493
Less accumulated depreciation	(281,707)	(265,348)

Property, plant and equipment, net	118,760	119,145
Goodwill	695,464	748,886
Intangibles, net	332,943	338,598
Deferred financing costs, net	22,005	24,290
Deferred income taxes	1,915	1,782
Other assets	45,293	41,689
Long-term assets of discontinued operations	—	1,000

Total assets	$1,449,058	$1,538,012

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDER’S DEFICIT
Accounts payable	$26,488	$26,666
Accrued employee compensation and related taxes	19,202	26,270
Commissions payable	25,657	7,476
Customer deposits	65,624	177,892
Income taxes payable	21,921	5
Current portion of long-term debt and capital leases	8,872	9,524
Interest payable	19,999	19,904
Other accrued liabilities	24,611	25,891
Current liabilities of discontinued operations	6,842	7,549

Total current liabilities	219,216	301,177

Long-term debt and capital leases—less current maturities	1,486,226	1,489,628
Deferred income taxes	105,558	108,070
Pension liabilities, net	88,606	92,727
Other noncurrent liabilities	27,445	24,289
Long-term liabilities of discontinued operations	—	4,822

Total liabilities	1,927,051	2,020,713

Mezzanine equity	—	11

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at July 4, 2015 and January 3, 2015	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at July 4, 2015 and January 3, 2015	—	—
Additional paid-in-capital	61,703	61,692
Accumulated deficit	(466,228)	(472,411)
Accumulated other comprehensive loss	(73,468)	(71,993)

Total stockholder’s deficit	(477,993)	(482,712)

Total liabilities, mezzanine equity and stockholder’s deficit	$1,449,058	$1,538,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
In thousands	July 4, 2015	June 28, 2014

Net income	$7,640	$54,240
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Income from discontinued operations	(173)	(11,284)
Equity in income of affiliate	(4,669)	—
Depreciation	18,303	17,931
Amortization of intangible assets	8,286	7,385
Amortization of debt discount, premium and deferred financing costs	3,213	6,690
Other amortization	148	153
Deferred income taxes	(3,605)	1,500
Gain on disposal of fixed assets	(341)	(325)
Excess tax benefit from share based arrangements	—	(36)
Loss on asset impairments	53,300	209
Changes in assets and liabilities:
Accounts receivable	(18,808)	(33,106)
Inventories	26,887	35,304
Salespersons overdrafts	8,808	8,959
Prepaid expenses and other current assets	5,344	3,520
Accounts payable and accrued expenses	(7,110)	(7,861)
Customer deposits	(112,020)	(101,249)
Commissions payable	17,717	15,841
Income taxes payable/receivable	32,337	41,448
Interest payable	95	83
Other operating activities, net	(5,103)	(2,128)

Net cash provided by operating activities of continuing operations	30,249	37,274
Net cash (used in) provided by operating activities of discontinued operations	(3,685)	12,792

Net cash provided by operating activities	26,564	50,066

Purchases of property, plant and equipment	(16,477)	(13,284)
Proceeds from sale of property and equipment	606	397

Net cash used in investing activities of continuing operations	(15,871)	(12,887)
Net cash used in investing activities of discontinued operations	—	(1,733)

Net cash used in investing activities	(15,871)	(14,620)

Repayment of long-term debt and capital lease obligations	(5,145)	(1,654)
Proceeds from issuance of long-term debt and capital leases	—	159
Excess tax benefit from share based arrangements	—	36
Distribution to stockholder	(1,457)	(1,121)
Debt financing costs and related expenses	(20)	—
Net cash used in financing activities of continuing operations	(6,622)	(2,580)
Net cash used in financing activities of discontinued operations	—	(1,139)

Net cash used in financing activities	(6,622)	(3,719)

Effect of exchange rate changes on cash and cash equivalents	(179)	(25)

Increase in cash and cash equivalents	3,892	31,702
Cash and cash equivalents, beginning of period	49,620	96,042

Cash and cash equivalents, end of period	$53,512	$127,744

Supplemental information:
Interest paid	$67,243	$70,628
Income taxes paid, net of refunds	$698	$4,687

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III” and, together with KKR, the “Sponsors”) completed a series of transactions which created a marketing and publishing services enterprise (the “Transactions”) through the combination of Jostens, Inc. (“Jostens”), Von Hoffmann Corporation (“Von Hoffmann”) and AKI, Inc. and its subsidiaries (“Arcade”). On April 16, 2015, DLJMBP III and certain of its affiliates transferred all of their interests in Visant Holding Corp. (“Holdco”) to Gamma LP, an affiliated fund of DLJMBP III (“Gamma LP”). Visant is an indirect wholly-owned subsidiary of Holdco.

As of July 4, 2015, affiliates of KKR and Gamma LP held approximately 49.6% and 41.4%, respectively, of Holdco’s voting interest, while each held approximately 45.1% of Holdco’s economic interest. As of July 4, 2015, the other co-investors held approximately 8.2% of the voting interest and approximately 9.0% of the economic interest of Holdco, and members of management held approximately 0.8% of the voting interest and approximately 0.8% of the economic interest of Holdco (exclusive of exercisable options).

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are for Visant and its wholly-owned subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Visant and its subsidiaries are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Visant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Our accounting policies are described in the Notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. As a result of the dispositions of the Lehigh Direct operations of the Lehigh Press LLC and of Arcade during the third quarter of 2014, the results of these businesses, which comprised a portion of Visant’s Marketing and Publishing Services segment, have been reclassified on the condensed consolidated statement of operations to a single line captioned “Income from discontinued operations, net of tax.” Previously, the results of these businesses included certain allocated corporate costs, which costs have been reallocated to the remaining continuing operations on a retrospective basis, which continuing operations are now comprised of the Company’s Scholastic and Memory Book segments along with its book component and packaging operations, which are included under the renamed Publishing and Packaging Services segment. Results for all periods disclosed in this report are exclusive of these discontinued operations. Refer to Note 4, Discontinued Operations, for further details.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB codification. ASU 2014-09 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2016 for public entities. Early adoption is not permitted. Implementation may be either through retrospective application to each period from the first quarter of 2015 or with a cumulative effect adjustment upon adoption in 2017. Additional disclosures will also be required under the new standard. In July 2015, the FASB approved a proposal to extend the required implementation date one year to the first quarter of 2018 which will also permit companies to adopt the standard at the original effective date of 2017. The Company is currently evaluating the impact and disclosure of this guidance on its financial statements.

On June 19, 2014, the FASB issued Accounting Standards Update 2014-12 (“ASU 2014-12”), which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 is effective for all entities for annual periods (including interim periods within those periods) beginning after December 15, 2015, with early adoption permitted. All entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of ASU 2014-12) or retrospectively. The Company is currently evaluating the impact and disclosure of this guidance on its financial statements.

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities should apply the guidance retrospectively. The Company is currently evaluating the impact and disclosure of this guidance on its financial statements.

3.	Restructuring Activity and Other Special Charges

For the three months ended July 4, 2015, the Company recorded $0.6 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Also included in special charges for the three months ended July 4, 2015 was $0.3 million of severance and related benefits in the Publishing and Packaging Services segment. These restructuring charges were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were four related to the corporate management positions and three in the Publishing and Packaging Services segment. Additionally, included in other special charges for the three months ended July 4, 2015, were $53.3 million of goodwill impairment charges associated with the sale of Phoenix Color Corp. in the Publishing and Packaging Services segment, as discussed in Note 9, Goodwill and Other Intangible Assets.

For the six months ended July 4, 2015, the Company recorded $2.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Also included in special charges for the six months ended July 4, 2015 was $0.5 million of severance and related benefits in the Publishing and Packaging Services segment. These restructuring charges were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were nine in the Publishing and Packaging Services segment and seven related to the corporate management positions. Additionally, included in other special charges for the six months ended July 4, 2015, were $53.3 million of goodwill impairment charges associated with the sale of Phoenix Color Corp. in the Publishing and Packaging Services segment, as discussed in Note 9, Goodwill and Other Intangible Assets.

For the three months ended June 28, 2014, the Company recorded $2.2 million and $0.5 million of restructuring costs in the Scholastic and Memory Book segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the three months ended June 28, 2014, were $1.6 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 122 and four in the Scholastic and Memory Book segments, respectively.

For the six months ended June 28, 2014, the Company recorded $3.0 million, $0.6 million and $0.1 million of restructuring costs in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in other special charges for the six months ended June 28, 2014, were $1.9 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount reductions related to the above actions were 185, six and one in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

Restructuring accruals of $4.5 million and $5.1 million as of July 4, 2015 and January 3, 2015, respectively, are included in other accrued liabilities in the Condensed Consolidated Balance Sheets. These accruals included amounts provided for the mutual termination of a multi-year marketing and sponsorship arrangement entered into by Jostens in 2007 (the “Multi-Year Marketing and Sponsorship Arrangement”) and severance and related benefits related to reductions in force in each segment.

On a cumulative basis through July 4, 2015, the Company incurred $11.4 million, $6.5 million and $0.9 million in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively, of costs related to the termination of the Multi-Year Marketing and Sponsorship Arrangement and employee severance and related benefit costs related to the 2015, 2014 and 2013 initiatives, which affected an aggregate of 343 employees. On a cumulative basis, the Company has paid $14.3 million in cash related to these initiatives as of July 4, 2015.

Changes in the severance and related benefits accruals during the first six months of fiscal 2015 were as follows:

In thousands	2015 Initiatives	2014 Initiatives	2013 Initiatives	Total
Balance at January 3, 2015	$—	$1,415	$26	$1,441
Restructuring charges	2,782	(29)	—	2,753
Severance, benefits and other payments	(1,342)	(744)	(21)	(2,107)

Balance at July 4, 2015	$1,440	$642	$5	$2,087

The majority of the remaining severance and related benefits associated with the 2014 and 2013 initiatives are expected to be paid by the end of fiscal 2015. The 2015 initiatives are expected to be paid by the end of 2016.

Changes in the Multi-Year Marketing and Sponsorship Arrangement accrual during the first six months of fiscal 2015 were as follows:

In thousands
Balance at January 3, 2015	$3,644
Payments	(1,191)

Balance at July 4, 2015	$2,453

The costs associated with the termination of the Multi-Year Marketing and Sponsorship Arrangement are expected to be paid by the end of the second quarter of 2016.

4.	Discontinued Operations

During the third quarter of 2014, the Company sold substantially all of the assets of the Lehigh Direct operations of its The Lehigh Press LLC subsidiary (“Lehigh”) for $22.0 million, before customary working capital adjustments. The Company recognized an aggregate $4.2 million loss, net of tax, on the transaction.

On July 25, 2014, the Company entered into a definitive Omnibus Transaction Agreement (the “OTA”) with OCM Luxembourg Ileos Holdings S.à.r.l. (“Ileos”) and Tripolis Holdings S.à.r.l. (“Luxco”) to combine their respective wholly owned subsidiaries, Arcade and Bioplan, resulting in the formation of the new venture under Luxco (the “Arcade Transaction”). On September 23, 2014, the Company and Ileos completed the Arcade Transaction in accordance with the terms and conditions of the OTA. In exchange for the Company’s contribution of 100% of the capital stock of Arcade, the Company received approximately $334.5 million in cash proceeds and a 25% minority equity interest in Luxco, which the Company recorded using the equity method of accounting. The Company reported a gain in connection with the Arcade Transaction of approximately $96.3 million, net of tax, in the third quarter of 2014. The minority equity interest provides Visant with minority voting rights and the right to designate two directors to the board of managers of Luxco so long as it maintains a particular level of ownership in the equity interest in Luxco.

As of July 4, 2015, the Company recorded its interest in Luxco in the amount of $31.8 million and reported the amount in the “Other Assets” caption in the Condensed Consolidated Balance Sheet, using the equity method of accounting. The Company determined the value of its interest in Luxco as of September 23, 2014 based on a market approach. The Company recognized net income of $6.5 million and $4.7 million from this investment for the three and six month periods ended July 4, 2015, respectively. The net income recorded in the three and six months ended July 4, 2015 was due to a gain on the redemption of debt.

On May 7, 2015, Luxco completed a transaction with EPOF III (“Oaktree”), whereby Oaktree contributed $78.0 million of cash for Convertible Preferred Equity Certificates (“CPEC”). The CPECs, which have an 8% stated rate that are paid-in-kind and can be converted into common shares at the option of Oaktree, were part of a transaction to repurchase a total of $130.0 million of originally issued First and Second Lien Term Loan debt of Luxco from the bank group. In the event Oaktree exercises its option to convert its CPECs into common shares, the resulting share issuance would dilute the Company’s ownership interest in Luxco.

The disposals of the Lehigh and Arcade businesses resulted in the Company’s exit from the direct marketing and sampling segments. The results of the Lehigh and Arcade businesses had previously been reported within the Marketing and Publishing Services segment. The results of the Lehigh and Arcade businesses have been reclassified on the Condensed Consolidated Statement of Operations and Comprehensive Income and are included in the line captioned “Income from discontinued operations, net of tax.” Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations on a retrospective basis. As a result of the Company’s strategic shift out of the direct marketing and sampling segments, the Marketing and Publishing Services segment is now comprised of the Company’s book, book component and packaging operations under the renamed Publishing and Packaging Services segment.

Included in income from discontinued operations, net of tax in the Condensed Consolidated Statement of Operations and Comprehensive Income were the following:

	Three months ended		Six months ended
	July 4,	June 28,	July 4,	June 28,
In thousands	2015	2014	2015	2014
Net sales	$—	$54,881	$—	$129,907
Cost of products sold	—	40,613	(174)	92,701

Gross profit	—	14,268	174	37,206
Selling and administrative expenses	—	12,835	6	25,860
Loss (gain) on disposal of assets	—	(22)	—	(22)
Special charges	—	—	—	401

Operating income	—	1,455	168	10,967
Interest expense, net	(108)	29	(108)	41

Income before income taxes	108	1,426	276	10,926
Provision for income taxes	41	(6,243)	103	(358)

Net income from discontinued operations	$67	$7,669	$173	$11,284

5.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss (“AOCL”), by component, for the three and six months ended July 4, 2015 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of April 4, 2015	$(1,964)	$797	$(70,380)	$(71,547)
Change in fair value of derivatives, net of tax of less than $(0.1) million	(70)	—	—	(70)
Change in cumulative translation adjustment	—	(2,922)	—	(2,922)
Change in pension and other postretirement benefit plans, net of tax of $0.4 million	—	—	621	621
Amounts reclassified from AOCL, net of tax of $0.3 million	450	—	—	450

Balance as of July 4, 2015	$(1,584)	$(2,125)	$(69,759)	$(73,468)

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of January 3, 2015	$(2,143)	$1,152	$(71,002)	$(71,993)
Change in fair value of derivatives, net of tax of $(0.2) million	(342)	—	—	(342)
Change in cumulative translation adjustment	—	(3,277)	—	(3,277)
Change in pension and other postretirement benefit plans, net of tax of $0.8 million	—	—	1,243	1,243
Amounts reclassified from AOCL, net of tax of $0.5 million	901	—	—	901

Balance as of July 4, 2015	$(1,584)	$(2,125)	$(69,759)	$(73,468)

The changes in AOCL, by component, for the three and six months ended June 28, 2014 were as follows:

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of March 29, 2014	$(3,021)	$3,837	$(40,914)	$(40,098)
Change in fair value of derivatives, net of tax of $(0.3) million	(519)	—	—	(519)
Change in cumulative translation adjustment	—	102	—	102
Change in pension and other postretirement benefit plans, net of tax of $0.2 million	—	—	358	358
Amounts reclassified from AOCL, net of tax of $0.3 million	502	—	—	502

Balance as of June 28, 2014	$(3,038)	$3,939	$(40,556)	$(39,655)

In thousands	Fair Value of Derivatives	Foreign Currency Translation	Pension and Postretirement Plans	Total
Balance as of December 28, 2013	$(3,371)	$3,929	$(41,272)	$(40,714)
Change in fair value of derivatives, net of tax of $(0.4) million	(670)	—	—	(670)
Change in cumulative translation adjustment	—	10	—	10
Change in pension and other postretirement benefit plans, net of tax of $0.5 million	—	—	716	716
Amounts reclassified from AOCL, net of tax of $0.6 million	1,003	—	—	1,003

Balance as of June 28, 2014	$(3,038)	$3,939	$(40,556)	$(39,655)

Amounts reclassified from AOCL for derivative instruments are recorded in “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

6.	Accounts Receivable

Net accounts receivable were comprised of the following:

	July 4,	January 3,
In thousands	2015	2015
Trade receivables	$85,270	$60,074
Allowance for doubtful accounts	(4,474)	(4,178)
Allowance for sales returns	(8,833)	(2,605)

Accounts receivable, net	$71,963	$53,291

7.	Inventories

Inventories were comprised of the following:

	July 4,	January 3,
In thousands	2015	2015
Raw materials and supplies	$21,541	$20,376
Work-in-process	15,794	36,108
Finished goods	20,630	28,500

Inventories	$57,965	$84,984

Precious Metals Consignment Arrangement

Jostens is a party to a precious metals consignment agreement with a major financial institution under which it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $48.0 million in dollar value in consigned inventory. Under these arrangements, Jostens does not take title to consigned inventory until payment. Accordingly, Jostens does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory was $25.0 million and $23.9 million as of July 4, 2015 and January 3, 2015, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, Jostens incurred expenses for consignment fees related to this facility of $0.3 million and $0.2 million for the three-month periods ended July 4, 2015 and June 28, 2014, respectively. The consignment fees expensed for the six months ended July 4, 2015 and June 28, 2014 were $0.5 million and $0.3 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to such financial assets and liabilities that are recorded at fair value on a recurring basis, the Company used Level 2 inputs to estimate the fair value of its financial instruments which are not recorded at fair value on the balance sheet as of each of July 4, 2015 and January 3, 2015, respectively. The Company’s financial instruments consist primarily of cash and cash equivalents, time deposits, accounts receivable, accounts payable, debt and derivative financial instruments. The fair value of cash and cash equivalents, time deposits, accounts receivable and accounts payable approximated book value as of July 4, 2015 and January 3, 2015 due to their short term nature. The fair value of equipment financing arrangements and capital lease obligations approximated book value as of July 4, 2015 and January 3, 2015.

As of July 4, 2015, the fair value of Visant’s 10.00% senior notes due 2017 (the “Senior Notes”), with an aggregate principal amount outstanding of $736.7 million, approximated $598.6 million at such date. As of July 4, 2015, the fair value of the outstanding term loan facility under Visant’s senior secured term loan facility (the “Term Loan Facility”) and maturing in 2021 (or, if greater than $250.0 million of Senior Notes remain outstanding on July 2, 2017, maturing on July 2, 2017), with an aggregate principal amount outstanding of $769.2 million, approximated $743.3 million at such date.

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

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Publishing and Packaging Services	Total
Balance at January 3, 2015	$300,663	$391,178	$57,045	$748,886
Goodwill additions during the period	—	—	—	—
Goodwill impairment	—	—	(53,300)	(53,300)
Currency translation	(122)	—	—	(122)

Balance at July 4, 2015	$300,541	$391,178	$3,745	$695,464

In thousands	Scholastic	Memory Book	Publishing and Packaging Services	Total
Balance at December 28, 2013	$300,857	$391,178	$57,045	$749,080
Goodwill additions during the period	—	—	—	—
Currency translation	24	—	—	24

Balance at June 28, 2014	$300,881	$391,178	$57,045	$749,104

As of July 4, 2015, goodwill had been reduced by $107.5 million of accumulated impairment losses. The $53.3 million of goodwill impairment losses recorded in the three and six month periods ended July 4, 2015 reflect an analysis of the carrying value of Phoenix Color Corp. and its fair value, based on the definitive purchase agreement with ALJ Regional Holdings, Inc., as further discussed in Note 19, Subsequent Events. There were no goodwill impairment losses recorded in the three and six months ended June 28, 2014.

Information regarding other intangible assets is as follows:

		July 4, 2015			January 3, 2015
In thousands	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(330,000)	$—	$330,000	$(330,000)	$—
Internally developed software	4.5 years	8,600	(8,600)	—	8,600	(8,600)	—
Patented/unpatented technology	3 years	12,774	(12,774)	—	12,774	(12,478)	296
Customer relationships	16.5 years	154,714	(82,747)	71,967	154,205	(77,936)	76,269
Trademarks (definite lived)	20 years	450	(159)	291	434	(115)	319
Restrictive covenants	4.9 years	34,381	(16,996)	17,385	30,932	(12,518)	18,414

		540,919	(451,276)	89,643	536,945	(441,647)	95,298
Trademarks	Indefinite	243,300	—	243,300	243,300	—	243,300

		$784,219	$(451,276)	$332,943	$780,245	$(441,647)	$338,598

Amortization expense related to other intangible assets was $4.2 million and $3.9 million for the three months ended July 4, 2015 and June 28, 2014, respectively. For the six months ended July 4, 2015 and June 28, 2014, amortization expense related to other intangible assets was $8.3 million and $7.4 million, respectively.

Based on intangible assets in service as of July 4, 2015, estimated amortization expense for the remainder of fiscal 2015 and each of the five succeeding fiscal years is $8.0 million for the remainder of fiscal 2015, $15.0 million for 2016, $12.5 million for 2017, $10.5 million for 2018, $8.8 million for 2019 and $7.7 million for 2020.

10.	Debt

Debt obligations as of July 4, 2015 and January 3, 2015 consisted of the following:

	July 4,	January 3,
In thousands	2015	2015
Senior secured term loan facility, net of original issue discount of $14.1 million, Term Loan variable rate, 7.00% at July 4, 2015, with quarterly interest payments, principal due and payable at maturity - September 2021	$755,115	$758,078
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $36.8 million in April and October, principal due and payable at maturity - October 2017	736,670	736,670

	1,491,785	1,494,748
Equipment financing arrangements	2,481	3,508
Capital lease obligations	832	896

Total debt	$1,495,098	$1,499,152

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

The Credit Agreement requires us to maintain a maximum first lien secured debt to consolidated EBITDA ratio, which is tested quarterly based on the last four fiscal quarters and is set at levels as described in the Credit Agreement. The Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on the incurrence of additional debt, liens, mergers, consolidations, liquidations and dissolutions, asset sales, restricted payments, including dividends and other payments in respect of our capital stock, prepayments of certain debt and transactions with affiliates. The Credit Agreement also contains customary events of default subject, to the extent applicable, to customary grace periods. The Credit Agreement provides a $250.0 million basket for repayment of senior secured or senior unsecured notes, including the Senior Notes. The Company was in compliance with its financial covenant under the Credit Agreement as of July 4, 2015.

Transaction fees and related costs of $17.2 million associated with the Credit Agreement have been capitalized and are amortized as interest expense over the life of the Credit Agreement.

As of July 4, 2015, the annual interest rate under the Revolving Credit Facility was LIBOR (with a LIBOR floor of 1.00%) plus 6.00% or ABR plus 5.00%, in each case, with step-downs based on the total leverage ratio.

As of July 4, 2015, there was $19.6 million outstanding in the form of letters of credit under the Revolving Credit Facility, leaving $85.4 million available for borrowing under the Revolving Credit Facility. Visant is obligated to pay quarterly commitment fees of 0.50% on the unused portion of the Revolving Credit Facility, with a step-down to 0.375% if the consolidated first lien secured debt to consolidated EBITDA ratio is at or below 3.00 to 1.00, as well as a quarterly letter of credit fee at a rate per annum equal to the applicable margin for LIBOR loans or the face amount of any outstanding letters of credit plus a fee computed at a rate for each day equal to 0.125% per annum.

The annualized weighted average interest rates on short term borrowings under the Company’s Revolving Credit Facility were 8.3% for the six months ended July 4, 2015.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the six months ended July 4, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of July 4, 2015, the Company had three outstanding interest rate derivatives with an outstanding aggregate notional amount of $450.0 million.

The effective portion of changes in the fair value of derivatives which qualify as and are designated as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of July 4, 2015, there was no ineffectiveness on the outstanding interest rate derivatives. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that $1.9 million will be reclassified as an increase to interest expense through the second fiscal quarter of 2016.

The fair value of outstanding derivative instruments as of July 4, 2015 and January 3, 2015 was as follows:

Classification in the Consolidated Balance Sheets

In thousands		July 4, 2015	January 3, 2015
Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Other accrued liabilities	$1,926	$2,741
Interest rate swaps	Other noncurrent liabilities	599	680

Total		$2,525	$3,421

The following table summarizes the activity of derivative instruments that qualify for hedge accounting as of January 3, 2015 and July 4, 2015 and the impact of such derivative instruments on accumulated other comprehensive loss for the six months ended July 4, 2015:

In thousands	January 3, 2015	Amount of loss recognized in Accumulated Other Comprehensive Loss on derivatives (effective portion)	Amount of loss reclassified from Accumulated Other Comprehensive Loss to interest expense (effective portion)	July 4, 2015
Interest rate swaps designated as cash flow hedges	$(3,421)	$(546)	$1,442	$(2,525)

The following table provides the location in the Company’s financial statements of the recognized gain or loss related to such derivative instruments:

	Three months ended
In thousands	July 4, 2015	June 28, 2014
Interest rate swaps designated as cash flow hedges recognized in interest expense	$721	$801

	Six months ended
In thousands	July 4, 2015	June 28, 2014
Interest rate swaps designated as cash flow hedges recognized in interest expense	$1,442	$1,602

Based on an evaluation of the inputs used, the Company has categorized its derivative instruments to be within Level 2 of the fair value hierarchy. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the derivative instruments at the end of the applicable reporting period.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to foreign exchange rate movements but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of each of July 4, 2015 and June 28, 2014, the Company did not have any derivatives outstanding that were not designated as hedges.

Credit-risk-related Contingent Features

The Company has an agreement with each of its derivative counterparties that contains a provision whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on such indebtedness.

As of July 4, 2015, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.6 million. As of July 4, 2015, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at July 4, 2015, it could have been required to settle its obligations under the agreements at their termination value of $2.6 million.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The Company had purchase commitment contracts totaling $8.5 million outstanding as of July 4, 2015 with delivery dates occurring through the first quarter of fiscal 2016. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting. As of July 4, 2015, the fair market value of open precious metal forward contracts was $8.2 million based on quoted future prices for each contract.

13.	Income Taxes

The estimated full-year effective tax rate for fiscal 2015 is 38.9% before taking into account the impact of $17.3 million of discrete tax items, including non-deductible goodwill impairment charges. The combined effect of the annual estimated effective tax rate and discrete tax items resulted in a reported tax rate of 81.6% for the six-month period ended July 4, 2015.

The estimated full-year effective tax rate for fiscal 2014 was 45.9% before taking into account the impact of $0.4 million of discrete tax items. The combined effect of the annual estimated effective tax rate and the discrete tax items resulted in a reported tax rate of 45.3% for the six-month period ended June 28, 2014.

The Company recognized a U.S. tax refund claim of $4.2 million and established a corresponding reserve for uncertain tax positions of $3.6 million. The net benefit of $0.6 million is a reduction to income tax expense. The claims relate to recently filed amended tax returns for 2007 through 2010.

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit income for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$365	$332	$—	$—
Interest cost	4,030	4,468	9	11
Expected return on plan assets	(5,828)	(5,907)	—	—
Amortization of prior service cost	—	—	(69)	(69)
Amortization of net actuarial loss	1,093	652	10	11

Net periodic benefit income	$(340)	$(455)	$(50)	$(47)

	Pension benefits		Postretirement benefits
	Six months ended		Six months ended
In thousands	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$730	$664	$—	$—
Interest cost	8,059	8,935	17	22
Expected return on plan assets	(11,656)	(11,814)	—	—
Amortization of prior service cost	—	—	(138)	(138)
Amortization of net actuarial loss	2,185	1,304	19	22

Net periodic benefit income	$(682)	$(911)	$(102)	$(94)

For the six months ended July 4, 2015, the Company contributed $1.4 million to its non-qualified pension plans. Of these contributions, less than $0.1 million related to the Lehigh non-qualified pension plan. The payments made during the six months ended July 4, 2015 were consistent with the amounts anticipated by the Company as of January 3, 2015. As a result of the July 2014 sale of the Lehigh Direct business, during the third fiscal quarter of 2014, following notice from the plan fund administrator, the Company recorded a charge in income from discontinued operations, net of tax, of $3.4 million, net of tax, related to the estimated withdrawal liability of The Lehigh Press LLC from a multi-employer pension plan under which certain collectively bargained Lehigh Direct production employees participated. The Company settled the outstanding liability in February 2015 and recorded the change in estimate in discontinued operations in the first quarter of 2015.

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

During the first quarter of 2015, a long-term phantom share incentive was given to Jostens CEO, Chuck Mooty, who is also a member of the Company’s Board of Directors. A portion of the award is a time vesting award (“Time Vesting Award”) which vests 100% on the earlier of a change in control of the Company or January 15, 2018. There is no partial vesting of the Time Vesting Award. The Time Vesting Award provides for certain vesting and settlement of the award upon the employee’s death or disability (as defined in the award letter) based on the period of employment from the grant date, or in the case of an employee’s termination without cause by the Company or termination with good reason (as defined by the award letter). The other portion of the incentive is time and performance vesting awards (“Time and Performance Vesting Awards”) which vest on the earlier of a change in control of the Company or January 15, 2018, subject to the achievement of certain performance targets related to EBITDA and capital spending. There is no partial vesting of the Time and Performance Vesting Awards. The Time and Performance Vesting Awards provide for certain vesting and settlement of the awards upon an employee’s death or disability (as defined in the award letter) based on the period of employment from the grant date, or in the case of an employee’s termination without cause within 120 days prior to January 15, 2018, vesting of the Time and Performance Vesting Awards, in the latter case, so long as the performance targets are otherwise met. The shares that vest under the Time Vesting Award will be settled in cash in a lump sum amount based on the fair market value of the Class A Common Stock and the number of shares in which the employee has vested under the Time Vesting Award, as of the respective determination date. The Time and Performance Vesting Awards that vest will be settled at the amount of cash equal to the performance vesting award opportunity.

The Company has issued and may from time to time issue phantom equity in the form of phantom shares or earned appreciation rights to certain employees of its other subsidiaries for the purpose of assuring retention of talent aligned with long-term performance and strategic objectives.

The following table summarizes the long-term incentive activity for the Company:

2015
Units in thousands	Activity
Outstanding at January 3, 2015	136
Granted	127
Settled/Paid	(18)
Forfeited/Cancelled	(2)

Outstanding at July 4, 2015	243

Vested or expected to vest at July 4, 2015	243

For the three months ended July 4, 2015 and June 28, 2014, Visant recognized total stock-based compensation expense of $0.6 million and $0.4 million, respectively. For the six months ended July 4, 2015 and June 28, 2014, Visant recognized total stock-based compensation expense of $1.2 million and $0.8 million, respectively. Stock-based compensation is included in selling and administrative expenses.

As of July 4, 2015, there was $6.3 million of unrecognized stock-based compensation expense related to the long-term incentive plans to be recognized over a weighted-average period of 2.2 years.

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

16.	Business Segments

The Company’s three reportable segments consist of:

•	Scholastic — provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•	Memory Book — provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•	Publishing and Packaging Services — provides services in conjunction with the development, marketing, sale and production of books, book components and packaging.

The following table presents information of the Company by business segment.

	Three months ended
	July 4,	June 28,
In thousands	2015	2014	$ Change	% Change
Net sales
Scholastic	$120,021	$127,152	$(7,131)	(5.6%)
Memory Book	239,364	240,241	$(877)	(0.4%)
Publishing and Packaging Services	20,995	22,298	$(1,303)	(5.8%)
Inter-segment eliminations	(11)	(247)	$236	NM

	$380,369	$389,444	$(9,075)	(2.3%)

Operating income (loss)
Scholastic	$26,169	$22,822	$3,347	14.7%
Memory Book	116,915	117,873	$(958)	(0.8%)
Publishing and Packaging Services	(51,175)	1,911	$(53,086)	NM

	$91,909	$142,606	$(50,697)	(35.6%)

Depreciation and Amortization
Scholastic	$3,043	$2,881	$162	5.6%
Memory Book	6,831	6,525	$306	4.7%
Publishing and Packaging Services	3,469	3,425	$44	1.3%

	$13,343	$12,831	$512	4.0%

NM = Not meaningful

	Six months ended
	July 4,	June 28,
In thousands	2015	2014	$ Change	% Change
Net sales
Scholastic	$262,360	$266,265	$(3,905)	(1.5%)
Memory Book	245,604	245,624	$(20)	(0.0%)
Publishing and Packaging Services	42,051	46,614	$(4,563)	(9.8%)
Inter-segment eliminations	(36)	(491)	$455	NM

	$549,979	$558,012	$(8,033)	(1.4%)

Operating income (loss)
Scholastic	$49,096	$43,081	$6,015	14.0%
Memory Book	107,279	108,931	$(1,652)	(1.5%)
Publishing and Packaging Services	(49,983)	3,969	$(53,952)	NM

	$106,392	$155,981	$(49,589)	(31.8%)

Depreciation and Amortization
Scholastic	$9,740	$8,889	$851	9.6%
Memory Book	10,002	9,715	$287	3.0%
Publishing and Packaging Services	6,995	6,865	$130	1.9%

	$26,737	$25,469	$1,268	5.0%

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdco entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. Holdco incurred advisory fees from the Sponsors of $1.0 million as of each of the three-month periods ended July 4, 2015 and June 28, 2014. The Company incurred advisory fees from the Sponsors of $2.0 million as of each of the six-month periods ended July 4, 2015 and June 28, 2014. The management services agreement also provides that Holdco will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

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

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the Credit Facilities and the Senior Notes are guaranteed by certain of its 100% owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries. Included in the presentation of “Earnings in subsidiary, net of tax” is the elimination of intercompany interest expense incurred by the guarantors in the amount of $32.5 million and $32.8 million for the three-month periods ended July 4, 2015 and June 28, 2014, respectively. The elimination of intercompany interest expense incurred by the guarantors was $65.3 million and $66.0 million for the six-month periods ended July 4, 2015 and June 28, 2014, respectively.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Three months ended July 4, 2015

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$375,936	$9,385	$(4,952)	$380,369
Cost of products sold	—	139,497	4,585	(4,952)	139,130

Gross profit	—	236,439	4,800	—	241,239
Selling and administrative expenses	745	91,842	2,575	—	95,162
Gain on disposal of assets	—	(6)	—	—	(6)
Special charges	565	53,609	—	—	54,174

Operating (loss) income	(1,310)	90,994	2,225	—	91,909
Equity in income of affiliate	(6,490)	—	—	—	(6,490)
Interest expense, net	34,656	32,952	3	(32,509)	35,102

(Loss) income before income taxes	(29,476)	58,042	2,222	32,509	63,297
(Benefit from) provision for income taxes	(1,055)	41,884	471	—	41,300

(Loss) income from continuing operations	(28,421)	16,158	1,751	32,509	21,997
(Loss) income from discontinued operations, net of tax	(42)	109	—	—	67
Earnings in subsidiary, net of tax	(50,527)	(1,751)	—	52,278	—

Net income	$22,064	$18,018	$1,751	$(19,769)	$22,064

Comprehensive loss	$20,143	$18,639	$(1,171)	$(17,468)	$20,143

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

Three months ended June 28, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$382,088	$11,625	$(4,269)	$389,444
Cost of products sold	—	143,051	6,148	(4,269)	144,930

Gross profit	—	239,037	5,477	—	244,514
Selling and administrative expenses	2,332	92,555	2,890	—	97,777
Gain on disposal of assets	—	(122)	—	—	(122)
Special charges	—	4,099	154	—	4,253

Operating income (loss)	(2,332)	142,505	2,433	—	142,606
Interest expense, net	38,244	32,991	215	(32,835)	38,615

(Loss) income before income taxes	(40,576)	109,514	2,218	32,835	103,991
Provision for income taxes	2,497	44,388	634	—	47,519

(Loss) income from continuing operations	(43,073)	65,126	1,584	32,835	56,472
Income from discontinued operations, net of tax	4,980	1,825	856	8	7,669
Earnings in subsidiary, net of tax	(102,234)	(2,440)	—	104,674	—

Net income	$64,141	$69,391	$2,440	$(71,831)	$64,141

Comprehensive income	$64,584	$69,749	$2,542	$(72,291)	$64,584

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Six months ended July 4, 2015

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$543,819	$11,256	$(5,096)	$549,979
Cost of products sold	—	207,826	5,951	(5,096)	208,681

Gross profit	—	335,993	5,305	—	341,298
Selling and administrative expenses	914	174,552	3,728	—	179,194
Gain on disposal of assets	—	(341)	—	—	(341)
Special charges	2,333	53,720	—	—	56,053

Operating (loss) income	(3,247)	108,062	1,577	—	106,392
Equity in income of affiliate	(4,669)	—	—	—	(4,669)
Interest expense, net	69,604	66,110	4	(65,258)	70,460

(Loss) income before income taxes	(68,182)	41,952	1,573	65,258	40,601
(Benefit from) provision for income taxes	(1,374)	34,209	299	—	33,134

Income (loss) from continuing operations	(66,808)	7,743	1,274	65,258	7,467
Income from discontinued operations, net of tax	64	109	—	—	173
Earnings in subsidiary, net of tax	(74,384)	(1,274)	—	75,658	—

Net income	$7,640	$9,126	$1,274	$(10,400)	$7,640

Comprehensive income	$6,165	$10,369	$(2,003)	$(8,366)	$6,165

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

Six months ended June 28, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$549,509	$13,570	$(5,067)	$558,012
Cost of products sold	—	212,893	7,037	(5,067)	214,863

Gross profit	—	336,616	6,533	—	343,149
Selling and administrative expenses	(180)	177,798	4,276	—	181,894
Gain on disposal of assets	—	(325)	—	—	(325)
Special charges	—	4,972	627	—	5,599

Operating income	180	154,171	1,630	—	155,981
Interest expense, net	76,672	66,329	423	(66,026)	77,398

(Loss) income before income taxes	(76,492)	87,842	1,207	66,026	78,583
(Benefit from) provision for income taxes	(1,484)	36,700	411	—	35,627

(Loss) income from continuing operations	(75,008)	51,142	796	66,026	42,956
Income from discontinued operations, net of tax	398	8,707	2,037	142	11,284
Earnings in subsidiary, net of tax	(128,850)	(2,833)	—	131,683	—

Net income	$54,240	$62,682	$2,833	$(65,515)	$54,240

Comprehensive income	$55,299	$63,398	$2,843	$(66,241)	$55,299

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

July 4, 2015

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$52,909	$(1,475)	$2,078	$—	$53,512
Accounts receivable, net	1,801	68,695	1,898	(431)	71,963
Inventories	—	55,840	2,125	—	57,965
Salespersons overdrafts, net	—	9,576	623	—	10,199
Income tax receivable	4,271	—	—	—	4,271
Prepaid expenses and other current assets	763	12,550	35	—	13,348
Intercompany receivable	17,772	—	—	(17,772)	—
Deferred income taxes	5,532	14,093	—	—	19,625
Current assets of discontinued operations	573	1,222	—	—	1,795

Total current assets	83,621	160,501	6,759	(18,203)	232,678
Property, plant and equipment, net	31	118,314	415	—	118,760
Goodwill	—	671,791	23,673	—	695,464
Intangibles, net	—	324,708	8,235	—	332,943
Deferred financing costs, net	22,005	—	—	—	22,005
Deferred income taxes	—	—	1,915	—	1,915
Intercompany receivable	1,579,412	110,241	—	(1,689,653)	—
Other assets	33,257	11,678	358	—	45,293
Investment in subsidiaries	886,967	92,086	—	(979,053)	—

Total assets	$2,605,293	$1,489,319	$41,355	$(2,686,909)	$1,449,058

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$2,094	$22,976	$1,849	$(431)	$26,488
Accrued employee compensation and related taxes	4,692	14,141	369	—	19,202
Customer deposits	—	61,019	4,605	—	65,624
Commissions payable	—	25,414	243	—	25,657
Income taxes payable	(13,797)	36,183	(465)	—	21,921
Interest payable	19,945	54	—	—	19,999
Current portion of long-term debt and capital leases	7,755	1,112	5	—	8,872
Intercompany payable	—	17,772	—	(17,772)	—
Other accrued liabilities	6,286	18,412	(89)	2	24,611
Current liabilities of discontinued operations	6,816	26	—	—	6,842

Total current liabilities	33,791	197,109	6,517	(18,201)	219,216
Long-term debt and capital leases - less current maturities	1,484,035	1,581,587	16	(1,579,412)	1,486,226
Intercompany payable	1,529,335	(1,379,686)	(57,264)	(92,385)	—
Deferred income taxes	(11,468)	117,026	—	—	105,558
Pension liabilities, net	22,601	66,005	—	—	88,606
Other noncurrent liabilities	7,134	20,311	—	—	27,445

Total liabilities	3,065,428	602,352	(50,731)	(1,689,998)	1,927,051
Stockholder’s (deficit) equity	(460,135)	886,967	92,086	(996,911)	(477,993)

Total liabilities, mezzanine equity and stockholders’ deficit	$2,605,293	$1,489,319	$41,355	$(2,686,909)	$1,449,058

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2015

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$48,603	$(1,565)	$2,582	$—	$49,620
Accounts receivable, net	903	50,674	1,714	—	53,291
Inventories	—	82,804	2,180	—	84,984
Salespersons overdrafts, net	—	18,267	972	—	19,239
Prepaid expenses and other current assets	1,329	17,111	36	—	18,476
Income tax receivable	14,702	—	—	—	14,702
Intercompany receivable	26,722	912	68	(27,702)	—
Deferred income taxes	5,837	14,093	—	—	19,930
Current assets of discontinued operations	2,380	—	—	—	2,380

Total current assets	100,476	182,296	7,552	(27,702)	262,622
Property, plant and equipment, net	47	118,569	529	—	119,145
Goodwill	—	725,091	23,795	—	748,886
Intangibles, net	—	330,353	8,245	—	338,598
Deferred financing costs, net	24,290	—	—	—	24,290
Deferred income taxes	—	—	1,782	—	1,782
Intercompany receivable	168,398	104,854	58,568	(331,820)	—
Other assets	31,471	10,020	198	—	41,689
Investment in subsidiaries	876,598	94,089	—	(970,687)	—
Long-term assets of discontinued operations	—	1,000	—	—	1,000

Total assets	$1,201,280	$1,566,272	$100,669	$(1,330,209)	$1,538,012

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Accounts payable	$5,276	$21,157	$233	$—	$26,666
Accrued employee compensation and related taxes	6,089	19,806	375	—	26,270
Commissions payable	—	7,047	429	—	7,476
Customer deposits	—	171,958	5,934	—	177,892
Income taxes payable	1,123	(661)	(457)	—	5
Interest payable	19,830	74	—	—	19,904
Current portion of long-term debt and capital leases	7,760	1,758	6	—	9,524
Intercompany payable	883	26,819	—	(27,702)	—
Other accrued liabilities	5,139	20,712	40	—	25,891
Current liabilities of discontinued operations	7,249	300	—	—	7,549

Total current liabilities	53,349	268,970	6,560	(27,702)	301,177
Long-term debt and capital leases—less current maturities	1,487,002	2,606	20	—	1,489,628
Intercompany payable	104,859	209,103	—	(313,962)	—
Deferred income taxes	(11,174)	119,244	—	—	108,070
Pension liabilities, net	22,300	70,427	—	—	92,727
Other noncurrent liabilities	4,854	19,435	—	—	24,289
Long-term liabilities of discontinued operations	4,933	(111)	—	—	4,822

Total liabilities	1,666,123	689,674	6,580	(341,664)	2,020,713
Mezzanine equity	11	—	—	—	11
Stockholder’s (deficit) equity	(464,854)	876,598	94,089	(988,545)	(482,712)

Total liabilities, mezzanine equity and stockholders’ deficit	$1,201,280	$1,566,272	$100,669	$(1,330,209)	$1,538,012

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended July 4, 2015

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$7,640	$9,126	$1,274	$(10,400)	$7,640
Other cash (used in) provided by operating activities	(149)	13,956	(1,598)	10,400	22,609
Net cash used in discontinued operations	(3,496)	(189)	—	—	(3,685)

Net cash provided by (used in) operating activities	3,995	22,893	(324)	—	26,564
Purchases of property, plant and equipment	—	(16,477)	—	—	(16,477)
Proceeds from sale of property and equipment	—	606	—	—	606
Intercompany payable (receivable)	286	(5,382)	—	5,096	—

Net cash provided by (used in) investing activities	286	(21,253)	—	5,096	(15,871)
Repayments of long-term debt and capital leases	(3,880)	(1,264)	(1)	—	(5,145)
Intercompany payable	5,382	(286)	—	(5,096)	—
Distribution to shareholder	(1,457)	—	—	—	(1,457)
Debt financing costs	(20)	—	—	—	(20)

Net cash provided by (used in) financing activities	25	(1,550)	(1)	(5,096)	(6,622)
Effect of exchange rate changes on cash and cash equivalents	—	—	(179)	—	(179)

Increase (decrease) in cash and cash equivalents	4,306	90	(504)	—	3,892
Cash and cash equivalents, beginning of period	48,603	(1,565)	2,582	—	49,620

Cash and cash equivalents, end of period	$52,909	$(1,475)	$2,078	$—	$53,512

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 28, 2014

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$54,240	$62,682	$2,833	$(65,515)	$54,240
Other cash used in operating activities	(62,599)	(17,246)	(2,636)	65,515	(16,966)
Net cash (used in) provided by discontinued operations	(9,556)	22,466	(118)	—	12,792

Net cash (used in) provided by operating activities	(17,915)	67,902	79	—	50,066
Purchases of property, plant and equipment	—	(13,284)	—	—	(13,284)
Proceeds from sale of property and equipment	—	397	—	—	397
Intercompany receivable	5,575	(45,068)	—	39,493	—
Net cash used in discontinued operations	—	(1,463)	(270)	—	(1,733)

Net cash used in investing activities	5,575	(59,418)	(270)	39,493	(14,620)
Repayments of long-term debt and capital leases	(4)	(1,648)	(2)	—	(1,654)
Proceeds from issuance of long-term debt	—	159	—	—	159
Intercompany receivable	45,068	(5,575)	—	(39,493)	—
Excess tax benefit from share based arrangements	36	—	—	—	36
Distribution to shareholder	(1,121)	—	—	—	(1,121)
Net cash used in discontinued operations	—	(955)	(184)	—	(1,139)

Net cash provided by (used in) financing activities	43,979	(8,019)	(186)	(39,493)	(3,719)
Effect of exchange rate changes on cash and cash equivalents	—	—	(25)	—	(25)

Increase (Decrease) in cash and cash equivalents	31,639	465	(402)	—	31,702
Cash and cash equivalents, beginning of period	83,633	2,695	9,714	—	96,042

Cash and cash equivalents, end of period	$115,272	$3,160	$9,312	$—	$127,744

19.	Subsequent Events

On August 14, 2015, Visant announced the sale of Phoenix Color Corporation and its subsidiaries (“Phoenix”), which comprised Visant’s Publishing and Packaging Services segment, for $90.0 million in cash proceeds, less costs and certain post-closing adjustments. Visant anticipates using the net proceeds to repay certain indebtedness. As a result of this transaction, the Company recorded a $53.3 million goodwill impairment loss as of July 4, 2015 as discussed in Note 9, Goodwill and Other Intangible Assets.

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

Recent Developments

On August 14, 2015, we announced the sale of Phoenix Color Corporation and its subsidiaries (“Phoenix”), which comprised our Publishing and Packaging Services segment, for $90.0 million in cash proceeds, less costs and certain post-closing adjustments. We anticipate using the net proceeds to repay certain indebtedness. As a result of this transaction, we recorded a $53.3 million goodwill impairment loss as of July 4, 2015 as discussed in Note 9, Goodwill and Other Intangible Assets.

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

On July 25, 2014, we entered into a definitive Omnibus Transaction Agreement (the “OTA”) to combine our Arcade business (“Arcade”) with the Bioplan business of OCM Luxembourg Ileos Holdings S.à.r.l. (“Ileos”) and Tripolis Holdings S.à.r.l. (“Luxco”) to form a new strategic venture under Luxco (the “Arcade Transaction”). The Arcade Transaction was completed on September 23, 2014, whereby in exchange for our contribution of 100% of the capital stock of Arcade, we received approximately $334.5 million in cash proceeds and a 25% minority equity interest in Luxco. Pursuant to the minority equity interest, we have certain minority voting rights and the right to designate two directors to the board of managers of Luxco so long as we maintain a particular level of ownership in the equity of Luxco. We used the proceeds of the Arcade Transaction to repay certain indebtedness in connection with the refinancing of our senior secured credit facilities discussed below. Our equity interest in Luxco is accounted for under the equity method of accounting as prescribed by accounting principles generally accepted in the United States of America. On May 7, 2015, Luxco completed a transaction with EPOF III (“Oaktree”), whereby Oaktree contributed $78.0 million of cash for Convertible Preferred Equity Certificates (“CPEC”). The CPECs, which have an 8% stated rate that are paid-in-kind and can be converted into common shares at the option of Oaktree, were part of a transaction to repurchase a total of $130.0 million of originally issued First and Second Lien Term Loan debt of Luxco from the bank group. In the event Oaktree exercises its option to convert its CPECs into common shares, the resulting share issuance would dilute the Company’s ownership interest in Luxco.

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

Our three reportable segments as of July 4, 2015 consisted of:

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

The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales metal mix. We have seen a continuing shift in jewelry metal mix from gold to lesser priced metals over the past several years, which we believe is in part attributable to the impact of significantly higher precious metal costs on our jewelry prices. To mitigate any continued volatility of precious metal costs and the impact on our manufacturing costs, we have entered into purchase commitments for gold which we believe will cover the majority of our need for gold for the remainder of fiscal 2015 and the first quarter of 2016.

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

As of August 6, 2015, affiliates of KKR and Gamma LP held approximately 49.6% and 41.4%, respectively, of Holdco’s voting interest, while each held approximately 45.1% of Holdco’s economic interest. As of August 6, 2015, the other co-investors held approximately 8.2% of the voting interest and approximately 9.0% of the economic interest of Holdco, and members of management held approximately 0.8% of the voting interest and approximately 0.8% of the economic interest of Holdco (exclusive of exercisable options). Visant is an indirect wholly-owned subsidiary of Holdco.

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

RESULTS OF OPERATIONS

Three Months Ended July 4, 2015 Compared to the Three Months Ended June 28, 2014

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended July 4, 2015 and June 28, 2014. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Three months ended
In thousands	July 4, 2015	June 28, 2014	$ Change	% Change
Net sales	$380,369	$389,444	$(9,075)	(2.3%)
Cost of products sold	139,130	144,930	(5,800)	(4.0%)

Gross profit	241,239	244,514	(3,275)	(1.3%)
% of net sales	63.4%	62.8%

Selling and administrative expenses	95,162	97,777	(2,615)	(2.7%)
% of net sales	25.0%	25.1%

Gain on disposal of fixed assets	(6)	(122)	116	NM
Special charges	54,174	4,253	49,921	NM

Operating income	91,909	142,606	(50,697)	(35.6%)
% of net sales	24.2%	36.6%

Interest expense, net	35,102	38,615	(3,513)	(9.1%)
Equity in income of affiliate	(6,490)	—	(6,490)	NM

Income before income taxes	63,297	103,991	(40,694)	(39.1%)
Provision for income taxes	41,300	47,519	(6,219)	(13.1%)

Income from continuing operations	21,997	56,472	(34,475)	(61.0%)

Income from discontinued operations, net of tax	67	7,669	(7,602)	NM

Net income	$22,064	$64,141	$(42,077)	(65.6%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Publishing and Packaging Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended July 4, 2015 and June 28, 2014. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	July 4, 2015	June 28, 2014	$ Change	% Change
Net sales
Scholastic	$120,021	$127,152	$(7,131)	(5.6%)
Memory Book	239,364	240,241	(877)	(0.4%)
Publishing and Packaging Services	20,995	22,298	(1,303)	(5.8%)
Inter-segment eliminations	(11)	(247)	236	NM

Net sales	$380,369	$389,444	$(9,075)	(2.3%)

Operating income (loss)
Scholastic	$26,169	$22,822	$3,347	14.7%
Memory Book	116,915	117,873	(958)	(0.8%)
Publishing and Packaging Services	(51,175)	1,911	(53,086)	NM

Operating income	$91,909	$142,606	$(50,697)	(35.6%)

NM = Not meaningful

Net Sales. Consolidated net sales from continuing operations decreased approximately $9.1 million, or 2.3%, to $380.4 million for the second fiscal quarter ended July 4, 2015 compared to $389.4 million for the second fiscal quarter ended June 28, 2014.

Net sales for the Scholastic segment were $120.0 million for the second fiscal quarter of 2015, compared to $127.2 million for the second fiscal quarter of 2014. This decrease was primarily attributable to lower volume in our professional championship business in addition to lower volume in our graduation products.

Net sales for the Memory Book segment were $239.4 million for the second fiscal quarter of 2015, compared to $240.2 million for the second fiscal quarter of 2014. This decrease was primarily due to lower volume.

Net sales for the Publishing and Packaging Services segment were $21.0 million for the second fiscal quarter of 2015, compared to $22.3 million for the second fiscal quarter of 2014. This decrease was primarily due to lower book component volume compared to the second quarter of 2014.

Gross Profit. Consolidated gross profit decreased $3.3 million, or 1.3%, to $241.2 million for the three months ended July 4, 2015 from $244.5 million for the three months ended June 28, 2014. The decrease in gross profit was primarily due to decreased sales across all segments. As a percentage of net sales, gross profit margin for the three months ended July 4, 2015 increased to 63.4% from 62.8% for the comparative period in 2014.

Selling and Administrative Expenses. Selling and administrative expenses decreased $2.6 million, or 2.7%, to $95.2 million for the three months ended July 4, 2015 from $97.8 million for the comparative period in 2014. This decrease was primarily due to a decrease in salaries, commissions and professional fees, partially offset by an increase in depreciation and amortization expense.

Special Charges. For the three months ended July 4, 2015, we recorded $0.6 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Also included in special charges for the three months ended July 4, 2015 was $0.3 million of severance and related benefits in the Publishing and Packaging Services segment. These restructuring charges were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were four related to corporate management positions and three in the Publishing and Packaging Services segment. Additionally, included in other special charges for the three months ended July 4, 2015, were $53.3 million of goodwill impairment charges associated with the sale of Phoenix Color Corp. in the Publishing and Packaging segment.

For the three months ended June 28, 2014, we recorded $2.2 million and $0.5 million of restructuring costs in the Scholastic and Memory Book segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in special charges for the three months ended June 28, 2014 were $1.6 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount related to the above actions were 122 and four in the Scholastic and Memory Book segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $50.7 million to $91.9 million for the three months ended July 4, 2015 compared to operating income of $142.6 million for the comparable period in 2014.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	July 4, 2015	June 28, 2014	$ Change	% Change
Interest expense	$33,463	$35,231	$(1,768)	(5.0%)
Amortization of debt discount, premium and deferred financing costs	1,646	3,388	(1,742)	(51.4%)
Interest income	(7)	(4)	(3)	NM

Interest expense, net	$35,102	$38,615	$(3,513)	(9.1%)

NM = Not meaningful

Net interest expense decreased $3.5 million to $35.1 million for the three months ended July 4, 2015 compared to $38.6 million for the comparative 2014 period. This decrease in interest expense was primarily due to lower average borrowings.

Income Taxes. The effective tax rates for the three months ended July 4, 2015 and June 28, 2014 were 65.2% and 45.7%, respectively. The increase in the tax rate for the second quarter of 2015 compared to the second quarter of 2014 was due primarily to non-deductible goodwill impairment charges offset in part by estimated state and foreign income taxes on increased pre-tax results forecasted for the year.

Income from Discontinued Operations, Net of Tax. We consummated the sale of our Arcade business on September 23, 2014. Additionally, we sold substantially all of the assets of our Lehigh Direct business in July 2014. The operations of these businesses resulted in net income of $7.7 million in the second quarter of 2014.

Net Income. As a result of the foregoing, we reported net income of $22.1 million for the three months ended July 4, 2015 compared to net income of $64.1 million for the three months ended June 28, 2014. The decrease in net income was primarily attributable to the $52.1 million non-cash goodwill impairment charge associated with the sale of Phoenix Color Corp. in the Publishing and Packaging Services segment.

Six Months Ended July 4, 2015 Compared to the Six Months Ended June 28, 2014

The following table sets forth selected information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the six-month periods ended July 4, 2015 and June 28, 2014. In the text below, amounts and percentages have been rounded and are based on the amounts in our condensed consolidated financial statements.

	Six months ended
In thousands	July 4, 2015	June 28, 2014	$ Change	% Change
Net sales	$549,979	$558,012	$(8,033)	(1.4%)
Cost of products sold	208,681	214,863	(6,182)	(2.9%)

Gross profit	341,298	343,149	(1,851)	(0.5%)
% of net sales	62.1%	61.5%

Selling and administrative expenses	179,194	181,894	(2,700)	(1.5%)
% of net sales	32.6%	32.6%

Gain on disposal of fixed assets	(341)	(325)	(16)	NM
Special charges	56,053	5,599	50,454	NM

Operating income	106,392	155,981	(49,589)	(31.8%)
% of net sales	19.3%	28.0%

Interest expense, net	70,460	77,398	(6,938)	(9.0%)
Equity in income of affiliate	(4,669)	—	(4,669)	NM

Income before income taxes	40,601	78,583	(37,982)	(48.3%)
Provision for income taxes	33,134	35,627	(2,493)	(7.0%)

Income from continuing operations	7,467	42,956	(35,489)	(82.6%)
Income from discontinued operations, net of tax	173	11,284	(11,111)	NM

Net income	$7,640	$54,240	$(46,600)	(85.9%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Publishing and Packaging Services. The following table sets forth selected segment information derived from our Condensed Consolidated Statements of Operations and Comprehensive Income for the six-month periods ended July 4, 2015 and June 28, 2014. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Six months ended
In thousands	July 4, 2015	June 28, 2014	$ Change	% Change
Net sales
Scholastic	$262,360	$266,265	$(3,905)	(1.5%)
Memory Book	245,604	245,624	(20)	(0.0%)
Publishing and Packaging Services	42,051	46,614	(4,563)	(9.8%)
Inter-segment eliminations	(36)	(491)	455	NM

Net sales	$549,979	$558,012	$(8,033)	(1.4%)

Operating income (loss)
Scholastic	$49,096	$43,081	$6,015	14.0%
Memory Book	107,279	108,931	(1,652)	(1.5%)
Publishing and Packaging Services	(49,983)	3,969	(53,952)	NM

Operating income	$106,392	$155,981	$(49,589)	(31.8%)

NM = Not meaningful

Net Sales. Consolidated net sales from continuing operations decreased $8.0 million, or 1.4%, to $550.0 million for the six months ended July 4, 2015 compared to $558.0 million for the six months ended June 28, 2014.

Net sales for the Scholastic segment were $262.4 million for the six months ended July 4, 2015, compared to $266.3 million for the six months ended June 28, 2014. This decrease was primarily attributable to lower volume on our professional championship business offset with increased graduation product volume.

Net sales for the Memory Book segment remained flat at $245.6 million for the six months ended July 4, 2015, compared to the six months ended June 28, 2014.

Net sales for the Publishing and Packaging Services were $42.1 million for the six months ended July 4, 2015, compared to $46.6 million for the six months ended June 28, 2014. This decrease was primarily due to lower book component volume in 2015 compared to the first six months of 2014.

Gross Profit. Consolidated gross profit decreased approximately $1.9 million, or 0.5%, to $341.3 million for the six months ended July 4, 2015 from $343.1 million for the six months ended June 28, 2014. The decrease in gross profit was primarily due to decreased sales in the Scholastic and Publishing and Packaging segments. As a percentage of net sales, gross profit margin for the six months ended July 4, 2015 increased to 62.1% from 61.5% for the comparative period in 2014.

Selling and Administrative Expenses. Selling and administrative expenses decreased $2.7 million, or 1.5%, to $179.2 million for the six months ended July 4, 2015 from $181.9 million for the comparative period in 2014. This decrease was primarily due to a decrease in salaries and professional fees, partially offset by an increase in depreciation and amortization expense.

Special Charges. For the six months ended July 4, 2015, we recorded $2.3 million of severance and related benefit costs associated with the elimination of certain corporate management positions. Also included in special charges for the six months ended July 4, 2015 was $0.5 million of severance and related benefits in the Publishing and Packaging Services segment. These restructuring charges were comprised of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were nine in the Publishing and Packaging Services segment and seven related to corporate management positions. Additionally, included in other special charges for the six months ended July 4, 2015, were $53.3 million of goodwill impairment charges associated with the sale of Phoenix Color Corp. in the Publishing and Packaging segment.

For the six months ended June 28, 2014, we recorded $3.0 million, $0.6 million and $0.1 million of restructuring costs in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively. These restructuring costs were comprised of severance and related benefits associated with reductions in force. Also included in special charges for the six months ended June 28, 2014 were $1.9 million of non-cash asset impairment charges associated with facility consolidations in the Scholastic segment. The associated employee headcount related to the above actions were 185, six and one in the Scholastic, Memory Book and Publishing and Packaging Services segments, respectively.

Operating Income. As a result of the foregoing, consolidated operating income decreased $49.6 million to $106.4 million for the six months ended July 4, 2015 compared to operating income of $156.0 million for the comparable period in 2014.

Net Interest Expense. Net interest expense was comprised of the following:

	Six months ended
In thousands	July 4, 2015	June 28, 2014	$ Change	% Change
Interest expense	$67,255	$70,713	$(3,458)	(4.9%)
Amortization of debt discount, premium and deferred financing costs	3,213	6,690	(3,477)	(52.0%)
Interest income	(8)	(5)	(3)	NM

Interest expense, net	$70,460	$77,398	$(6,938)	(9.0%)

NM = Not meaningful

Net interest expense decreased $6.9 million to $70.5 million for the six months ended July 4, 2015 compared to $77.4 million for the comparative 2014 period. This decrease in interest expense was primarily due to lower average borrowings.

Income Taxes. The effective tax rates for the six months ended July 4, 2015 and June 28, 2014 were 81.6% and 45.3%, respectively. The increase in the tax rate for the second quarter of 2015 compared to the second quarter of 2014 was due primarily to non-deductible goodwill impairment charges offset in part by estimated state and foreign income taxes on increased pre-tax results forecasted for the year.

Income from Discontinued Operations, Net of Tax. We consummated the sale of our Arcade business on September 23, 2014. Additionally, we sold substantially all of the assets of our Lehigh Direct business in July 2014. The operations of these businesses resulted in net income of $11.3 million for the six months ended June 28, 2014.

Net Income. As a result of the foregoing, we reported net income of $7.6 million for the six months ended July 4, 2015 compared to net income of $54.2 million for the six months ended June 28, 2014. The decrease in net income was primarily attributable to the $52.1 million non-cash goodwill impairment charge associated with the sale of Phoenix Color Corp. in the Publishing and Packaging Services segment.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity for the first six months of fiscal 2015 and 2014 and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows.

	Six months ended
In thousands	July 4, 2015	June 28, 2014
Net cash provided by operating activities	$26,564	$50,066
Net cash used in investing activities	(15,871)	(14,620)
Net cash used in financing activities	(6,622)	(3,719)
Effect of exchange rate changes on cash	(179)	(25)

Increase in cash and cash equivalents	$3,892	$31,702

For the six months ended July 4, 2015, cash provided by operating activities was $26.6 million compared to $50.1 million for the comparative 2014 period. Included in cash flows from operating activities was cash used in discontinued operations of $3.7 million for the six-month period ended July 4, 2015 and cash provided by discontinued operations of $12.8 million for the six-month period June 28, 2014. Consequently, cash provided by continuing operations was $30.2 million and $37.3 million for the first six months of fiscal 2015 and 2014, respectively. The decrease in cash provided by continuing operations was primarily attributable to the timing of cash flows from changes in working capital requirements.

Net cash used in investing activities for the six months ended July 4, 2015 was $15.9 million compared to $14.6 million for the comparative 2014 period. Included in cash flows from investing activities was cash used in discontinued operations of $1.7 million for the six-month period ended June 28, 2014. The increase in cash used in investing activities was primarily due to an increase in expenditures related to property, plant and equipment.

Net cash used in financing activities for the six months ended July 4, 2015 was $6.6 million, compared to $3.7 million for the comparative 2014 period. Included in cash flows from financing activities was cash used in discontinued operations of $1.1 million for the six-month period ended June 28, 2014. Net cash used in financing activities for the six months ended July 4, 2015 primarily consisted of payments under the Term Loan Facility, equipment financing arrangements and capital lease obligations and a distribution to Visant Holding Corp. Net cash used in financing activities for the six months ended June 28, 2014 consisted primarily of repayments of long-term debt related to equipment arrangements and capital lease obligations and a distribution to Visant Holding Corp.

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

We have substantial debt service requirements and are highly leveraged. As of July 4, 2015, we had total indebtedness of $1,509.2 million, including $769.2 million outstanding under the Term Loan Facility, $736.7 million aggregate principal amount of Senior Notes, $3.3 million of outstanding borrowings under capital lease and equipment financing arrangements, and exclusive of $19.6 million of standby letters of credit outstanding and $14.1 million of original issue discount related to the Term Loan Facility. Our cash and cash equivalents as of July 4, 2015 totaled $53.5 million. As of July 4, 2015, we were in compliance with the financial covenants under our outstanding material debt obligations, including our consolidated first lien secured debt to consolidated EBITDA covenant. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the Credit Facilities, which included $85.4 million of available borrowings (net of standby letters of credit) under the $105.0 million Revolving Credit Facility as of July 4, 2015.

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

There were no material changes in our exposure to market risk during the quarter ended July 4, 2015. During 2015, the price of gold remained volatile. To mitigate the continued volatility and the impact on our manufacturing costs, we have entered into purchase commitments which we believe will cover the majority of our needs for the remainder of fiscal 2015 and the first quarter of 2016. For additional information, refer to the discussion under Part I, Item 1, Note 12, Commitments and Contingencies, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, elsewhere in this report and Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

During the quarter ended July 4, 2015, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Ring IH Corp.).

3.2(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.3(1)	By-Laws of Visant Corporation.

3.4(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

101	The following materials from Visant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Visant Corporation’s Form S-4 (File no. 333-120386), filed on November 12, 2004.
(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(3)	Incorporated by reference to Visant Corporation’s Form 10-K, filed on March 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: August 18, 2015	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

/s/ James S. Simpson
James S. Simpson
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)